Form 10QSB
period 1996-03-31
ESMOR CORRECTIONAL SERVICES INC
filed 1996-05-15
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

Commission File No.:  0-23038

                        ESMOR CORRECTIONAL SERVICES, INC.
              (Exact name of small business issuer in its charter)


         Delaware                                   11-2872782
- -------------------------------          ----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


              1819 Main Street, Suite 1000, Sarasota, Florida 34236
                    (Address of principal executive offices)


                    Issuer's telephone number: (941) 953-9199


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 13, 1996, was 4,956,584

                        ESMOR CORRECTIONAL SERVICES, INC.

                                      INDEX

                                                                        Page No
                                                                       --------

Part I.   Financial Information

         Item 1.  Financial Statements

              Balance Sheet - December 31, 1995
              and March 31, 1996 ........................................    3

              Condensed Consolidated Statements
              of Income - Three Months
              Ended March 31, 1996 and 1995 .............................    4

              Condensed Consolidated Statement
              of Cash Flows - Three Months
              Ended March 31, 1996 and 1995 .............................    5

              Notes to Financial Statements ............................   6-8

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation .................................  9-10

Part II.  Other Information .............................................   11

              Signature .................................................   12

              Exhibit Index  ............................................   13

                        ESMOR CORRECTIONAL SERVICES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      March 31,    December 31,
                                                        1996          1995
                                                    ------------  -------------

       ASSETS

CURRENT ASSETS
      Cash and cash equivalents                       $451,080     $3,756,749
      Restricted cash                                 $750,000       $750,000
      Accounts receivable                            3,058,240      3,374,229
      Prepaid expenses and other current assets        697,794      1,415,305
                                                     ---------      ---------
                        Total current assets         4,957,114      9,296,283

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS AT COST, NET                         10,887,193      6,689,184

EQUIPMENT AND LEASEHOLD
  UNDER AGREEMENT FOR SALE                           4,657,882      4,507,882

OTHER ASSETS
     Deferred development and start-up costs, net    2,262,679      2,266,409
     Deferred income taxes                             600,000        600,000
     Other                                             722,702        760,769
                                                    ----------     ----------
                                                   $24,087,570    $24,120,527
                                                    ==========     ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities       $3,542,133     $3,535,165
     Current portion of long-term debt               1,227,545      1,221,022
                                                     ---------      ---------
                    Total current liabilities        4,769,678      4,756,187

LONG-TERM LIABILITIES
     Long-term debt, less current maturities         3,921,151      4,000,000
     Subordinated  notes  payable, net
      discount of $314,305                        $  5,318,227     $5,362,295
                                                     ---------      ---------
                                                     9,239,378      9,362,295

STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value,
        1,000,000 shares authorized,
        none issued and outstanding                        --             --
     Common Stock, $.01 par value, 10,000,000 shares
        authorized, 4,911,688 and 4,922,468
        shares issued and outstanding                   49,224         49,117
     Additional paid-in capital                      9,545,076      9,479,436
     Retained earnings                                 484,214        473,492
                                                    ----------     ----------
             Total stockholders' equity             10,078,514     10,002,045
                                                    ----------     ----------
                                                   $24,087,570    $24,120,527
                                                    ==========     ==========

        The accompanying notes are an integral part of these statements

                        ESMOR CORRECTIONAL SERVICES, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                           Three Months Ended
                                                 March 31,
                                          ---------------------
                                            1996         1995
                                          ---------    --------

Revenues:
     Resident fees                      $6,948,544   $7,878,123

     Other income                          219,208      244,881
                                         ---------    ---------
                                         7,167,752    8,123,004
                                         ---------    ---------
Expenses:
     Operating                           4,897,231    4,920,017
     General and administrative          2,038,660    2,315,030
     Interest                              213,139       97,974
                                         ---------    ---------
                                         7,149,030    7,333,021
                                         ---------    ---------
Income before income taxes                  18,722      789,983


Income tax provision                         8,000      325,000
                                         ---------    ---------

Net Income                                 $10,722     $464,983
                                         =========    =========

Net Income per share                         $0.00        $0.10
                                         =========    =========
Weighted average shares outstanding      5,404,053    4,638,920
                                         =========    =========




        The accompanying notes are an integral part of these statements

                        ESMOR CORRECTIONAL SERVICES,INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                        -------------------
                                                         1996        1995
                                                        -------    --------

Cash flows from operating activities:
  Net income                                           $10,722    $464,983
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                     241,789     479,896
     Deferred income taxes                               --        (85,000)

   Changes in operating assets and liabilities:
     Accounts receivable                               315,989   1,004,074
     Prepaid expenses and other current assets         717,512    (311,861)
     Accounts payable and accrued liabilities            6,964   1,022,354
                                                     ---------   ---------
        Net cash provided by operating activities:   1,292,976   2,574,446
                                                     ---------   ---------
Cash flows from investing activities:
  Acquisition of fixed assets                       (3,763,144) (1,623,728)
  Equipment and leasehold improvements under
    agreement for sale                                (150,000)     --
  Development and start-up costs                      (584,889)   (350,906)
                                                     ---------   ---------
        Net cash (used in) investing activities:    (4,498,033) (1,974,634)
                                                     ---------   ---------
Cash flows from financing activities:
  Other assets                                         (27,662)    (41,173)
  Proceeds on short-term and long-term debt, net      (137,825)   (227,177)
  Gross  proceeds received from excercise
    of stock warrants, net of warrant
    registration costs                                  64,874        --
                                                     ---------   ---------
        Net cash (used in) financing activities:      (100,613)   (268,350)
                                                     ---------   ---------
        NET INCREASE IN CASH
             AND CASH EQUIVALENTS                   (3,305,670)    331,462

Cash and cash equivalents at beginning of period     4,506,749     308,446
                                                     ---------   ---------
Cash and cash equivalents at end of period          $1,201,079    $639,908
                                                     =========   =========
Supplemental disclosures of cash flows information:
  Cash paid during the period for:
     Interest                                         $218,740     $83,246
                                                     =========   =========
     Income taxes                                      $23,385     $67,489
                                                     =========   =========

        The accompanying notes are an integral part of these statements

                        ESMOR CORRECTIONAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

     NOTE 1 - In the opinion of management of Esmor Correctional Services, Inc. and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated quarterly financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

     NOTE 2 - The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     NOTE 3 - Earnings per share for the three months ended March 31, 1996 includes the dilutive effect of outstanding stock options and warrants.

     NOTE 4 - Effective December 31, 1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement (the "Loan Agreement") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement, NationsBank will make revolving credit loans to the Company, from time to time, in amounts not to exceed, in the aggregate, the lesser of $6,000,000 or the Borrowing Base (defined in the Loan Agreement to be eighty-five (85%) percent of the Company's and its subsidiaries' eligible accounts receivables). Proceeds of revolving credit loans are to be used for working capital purposes (including, without limitation, deferred development and start-up costs in connection with the Company's new or existing facilities). Interest on the revolving credit loans is computed at the Company's option, at either NationsBank prime rate plus 0.75% or the London International Bank Rate plus 3.35%. As part of the Loan Agreement, NationsBank also made a term loan to the Company in the principal amount of $5,000,000. Proceeds of the term loan were used to repay the Company's existing indebtedness to Marine Midland Bank, N.A. ($5,002,689 at December 31, 1995, which amount was repaid to Marine Midland Bank on such date). The Term Loan bears interest at a fixed rate of 8.92% and is repayable in monthly installments of $83,333 until January 15, 1998, at which time the Loan Agreement terminates and any remaining unpaid balances are due and payable. After September 30, 1996, the interest rate charged under the revolving credit and the term loan will be based on the Company's financial performance as set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company's subsidiaries have guaranteed the Company's obligations under the Loan Agreement and the Company has granted NationsBank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building to be used for its Arizona DWI prison. The Company is required to pay NationsBank one-quarter of one percent of the average unused portion of the facility. The Loan Agreement contains certain financial covenants including a debt service coverage ratio and a senior liabilities to tangible net worth and subordinated debt ratio. The Company was not in compliance with its debt service coverage ratio as of March 31, 1996. NationsBank has agreed to waive this covenant for March 31, 1996. The Loan Agreement precludes the payment of dividends and stock repurchases or redemption's prior to December 31, 1996. Thereafter, such dividends, repurchases or redemption's are limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above-noted financial covenants.

     NOTE 5 - During the year ended December 31, 1995, the Company completed a private placement of 5,676.6 units at $1,000 per unit, each unit consisting of
(i) a ten (10%) percent subordinated promissory note due July 1, 1998 in the principal amount of $1,000; and (ii) a four- year warrant to purchase 154 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $5,676,600 from the sale of the units, of which $365,000 was attributed to the value of the warrants included therein. Also during such quarter, the Company completed the private placement of 496,807 shares of common stock at $7.75 per share, receiving gross proceeds of $3,850,254. The net proceeds are being used for the Company's Phoenix, Arizona facility.

     NOTE 6 - Due to a disturbance at the Company's New Jersey Processing Center on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities. The INS has extended the time it has to exercise its renewal option under the contract (the "INS Contract") in anticipation of the assumption of the INS Contract by another operating company. To date, the INS has not exercise its renewal option.

     On December 15, 1995, the Company entered into an agreement with a buyer which also operates and manages corrections and detention facilities ("Buyer") pursuant to which the Company has agreed to sell and the Buyer has agreed to purchase the equipment, inventory and supplies, contract rights and records, and leasehold and land improvements (the "Assets") of the New Jersey Processing Center. The purchase price for the Assets is the lesser of (a) $123,000 multiplied by the number of months remaining on the INS Contract upon commencement of service under the INS Contract by the Buyer; or (b) $6,222,905. The purchase price is payable in equal monthly installments of $123,000 beginning upon commencement of operations by the purchaser under the INS Contract and ending August 1, 1999. The remaining balance due after August 1, 1999, shall be payable if and only if the INS Contact is renewed for an additional five year period and shall be due within 30 days of the exercise by the INS of its renewal option. The closing of the agreement is conditioned upon the execution of a Novation Agreement by the INS, pursuant to which the Buyer will become the Company's successor in interest in and to the INS Contract. While management believes that the Novation Agreement will be executed by July 1, 1996, there can be no assurance that the Novation Agreement will be executed or, if executed, that the INS Contract will be extended beyond August 1, 1999. In addition, the Company's lease agreements on the New Jersey facility will be assigned to the Buyer.

     The Equipment and Leasehold Improvements Under Agreement for Sale reflected in the balance sheet at March 31, 1996, represents the fair value of the consideration to be received of $4,657,882 ($6,222,905 discounted using an interest rate of 11.5% per annum) reduced by the agreement's estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996, the expected transfer date. There can be no assurance that the Company will be successful in executing such Novation Agreement and if the Company is successful in executing the Novation Agreement, there can be no assurance that the INS will extend the contract beyond August 1, 1999. The ultimate realization of the carrying costs and the gross minimum rental commitment of this facility of $1,080,000, is not certain at this time; accordingly, the consolidated financial statements do not include any additional adjustments than discussed above that might result from the outcome of this uncertainty.

     NOTE 7 - On March 6, 1996, an action entitled Samson Brown, et. al. v. Esmor Correctional Services, Inc., et. al., was filed in the Supreme Court of the State of New York, Country of Bronx. This case has been removed to the U.S. District Court, Southern District of New York. Plaintiffs claim on behalf of themselves and others similarly situated, personal injuries and property damage purportedly caused by negligence and intentional acts of the Company. The lawsuit claims $500,000,000 in compensatory and an equal amount in punitive damages. The Company intends to vigorously defend itself in this action. The Company has notified its insurance carrier and has requested indemnity and defense. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     In addition, the Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate outcome of all such proceedings will not have a material adverse effect on the Company.

     NOTE 8 - In January, 1996 the Company entered into three year employment agreements with its Chief Operating Officer and the Executive Vice President-Finance. Pursuant to the terms of the employment agreements, each executive was granted an option to purchase 100,000 shares of Common Stock.

     NOTE 9 - On April 11, 1996, the Company opened a 400 bed DWI facility located in Phoenix, Arizona.

     In October, 1995, the Company was contracts by the State of Florida to operate two 350 bed facilities for juvenile offenders. Operations at these facilities are scheduled to begin in the first quarter of 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operation
- --------------------

     The Company had revenues of $7,167,752 and $8,123,003 for the three months ended March 31, 1996 and 1995, respectively, a decrease of $955,252 or 11.8%. The decrease in revenues is principally attributable to the closure in June, 1995, of the Company's Immigration and Naturalization Service facility in Elizabeth, New Jersey. Revenues generated by the Company's Canadian, Texas and Bartow, Florida facilities, which commenced operations in April and July 1995, respectively, offset, in part, the decline in revenues resulting from the New Jersey facility closure. Other increases in revenues resulted from contractual increases in per diem rates

     Operating expenses decreased from $4,920,017 for the three months ended March 31,1995 to $4,897,231 for the three month ended March 31, 1996, a decrease of $22,786 or 5%. Operating expenses remained constant for the first quarter of 1996 compared to the first quarter of 1995. As a percentage of revenues, operating expenses increased from 60.6% for the three months ended March 31, 1995 to 68.3% for the three months ended March 31, 1996. A decrease in operating expenses resulting from the discontinuance of operations at the Company's New Jersey facility was offset by an increase in operating expenses at the Company's Canadian, Texas and Bartow, Florida facilities, which became operational in April and July 1995 and by additional operating expenses incurred at the Company's home office.

     General and administrative expenses for the three months ended March 31, 1996 and 1995 were $2,038,660 and $2,315,030 respectively, a decrease of $276,370 or 11.9%. The decline in general and administrative expenses was attributable primarily to the closure of the New Jersey facility in June 1995. As a percentage of revenues general and administrative expenses were 28.4% and 28.5% for the three months ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources
- -------------------------------

     The Company's working capital at December 31, 1995 was $4,540,096. It was $187,436 at March 31, 1996. The Company's current ratio was 1.95 to 1 at December 31, 1995 as compared to 1.04 to 1 at March 31,1996. The decline in working capital is principally attributable to funds used for the construction of the Company's Phoenix, Arizona facility.

     During the first three months of fiscal 1996, the Company incurred fixed asset acquisition costs of $3,763,144, the majority of which related to the Company's Phoenix, Arizona facility, which opened April 11, 1996. During the three months ended March 31, 1996, the Company expended $584,889 in deferred development and start-up cost additions during the three month period ended March 31, 1996. Such costs principally related to the opening of the Company's Arizona facility.

Financing
- ---------

     Effective December 31,1995, the Company entered into an $11,000,000 Revolving credit and Term Loan Agreement ( the "Loan Agreement ") with NationsBank. Pursuant to the terms of the Loan Agreement, NationsBank will make revolving credit loans to the Company, from time to time, in amounts not to exceed, in the aggregate, the lesser of $6,000,000 or the Borrowing Base (defined in the Loan Agreement to be eighty-five (85%) percent of the Company's and its subsidiaries' eligible accounts receivable). Proceeds of revolving credit loans are to be used for working capital purposes (including, without limitation, deferred development and start-up costs in connection with the Company's new or existing facilities). Interest on the revolving credit loans is computed at the Company's option, at either NationsBank prime plus 0.75% or the London International Bank Rate plus 3.35%. As part of the Loan Agreement, NationsBank also made a term loan to the Company in the principal amount of $5,000,000. Proceeds of the term loan were used to repay the Company's existing indebtedness to its prior bank ($5,002,689 at December 31,1995). The Term Loan bears interest at a fixed rate of 8.92% and is repayable in monthly installments of $83,333 until January 15, 1998, at which time the Loan Agreement terminates and any remaining unpaid balances are due and payable. The Company may prepay any borrowings without interest or penalty. The Company's subsidiaries have guaranteed the Company's obligations under the Loan Agreement and the Company has granted NationsBank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building being used for its Arizona DWI prison. The Company is required to pay NationsBank one-quarter of one percent of the average unused portion of the facility. The Loan Agreement contains certain financial covenants including a debt service coverage ratio and a senior liabilities to tangible net worth and subordinated debt ratio. The Company was not in compliance with its debt service coverage ratio as of March 31, 1996. NationsBank has agreed to waive this covenant for March 31, 1996. The Loan Agreement precludes the payment of dividends and stock repurchases or redemption's prior to December 31, 1996. Thereafter, such dividends, repurchases or redemption's are limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above-noted financial covenants.

     During the third quarter of the year ended December 31,1995, the Company completed a private placement of 5,676.6 units at $1,000 per unit, each unit consisting of (i) a 10% percent Subordinated promissory note due July 1, 1998 in the principal amount of $1000 and (ii) four-year warrants to purchase 154 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $5,676,600 from the sale of the units, of which $365,000 was attributed to the value of the warrants included herein. Also during the same quarter the Company completed the private placement of 496,807 shares of common stock at $7.75 per share, receiving gross proceeds of $3,850,254.

     A substantial portion of the gross proceeds of $9,526,854 from the unit and the common stock offerings were used to purchase the land and building in Phoenix, Arizona and to fund the associated renovation of the building and the start-up costs of the facility, the total cost of which is projected to be approximately $8,500,000.

                            PART II-OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.    Changes in Securities

         None.

Item 3.    Defaults Upon Senior Securities

         None.

Item 4.    Submission of Matters to a Vote of Security Holders

         None.

Item 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K

         (a) Exhibits
             --------

             27. Financial Data Schedule


         (b) Reports on Form 8-K
             -------------------

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ESMOR CORRECTIONAL SERVICES, INC.
                                         Registrant


                                    By: \s\ Aaron Speisman
                                        --------------------------
                                        Aaron Speisman, Secretary



                                    By: \s\ Lee Levinson
                                        --------------------------
                                        Lee Levinson, Chief Financial Officer
Dated: May 15, 1996

                               INDEX OF EXHIBITS



Exhibit No.                   Exhibit
- -----------                   -------

   27                         Financial Data Schedule, Unaudited