Form 10-Q
period 1996-06-30
CORRECTIONAL SERVICES CORP
filed 1996-08-14
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________.

Commission File No.:  0-23038


                        CORRECTIONAL SERVICES CORPORATION
              (Exact name of small business issuer in its charter)

            Delaware                                      11-2872782
- ----------------------------------         ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)


              1819 Main Street, Suite 1000, Sarasota, Florida 34236
                    (Address of principal executive offices)


                    Issuer's telephone number: (941) 953-9199


                        ESMOR CORRECTIONAL SERVICES, INC.
          (Former name or former address, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 9, 1996, was 5,157,478.

                        ESMOR CORRECTIONAL SERVICES, INC.

                                      INDEX

                                                                   Page No.
                                                                 ------------

Part I.   Financial Information

         Item 1.  Financial Statements

              Balance Sheet - December 31, 1995
              and June 30, 1996........................................3

              Condensed Consolidated Statements
              of Income - Six and Three Months
              Ended June 30, 1996 and 1995 ............................4

              Condensed Consolidated Statement
              of Cash Flows - Six and Three Months
              Ended June 30, 1996 and 1995 ............................5

              Notes to Financial Statements ........................6-13

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation.............................14-23

Part II.  Other Information .......................................24-26

              Signature ..............................................27


                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (formerly ESMOR CORRECTIONAL SERVICES,INC.)
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)




       ASSETS                                   June 30,    December 31,
                                                  1996          1995
                                                             As Restated

CURRENT ASSETS
      Cash and cash equivalents                   $37,757     $3,756,748
       Restricted  cash                          $233,761       $750,000
      Accounts receivable                       3,785,150      3,374,229
      Receivable from sale of equipment
        and leasehold improvements                738,000       --
      Prepaid expenses and other current asset  1,008,725      1,415,306

                        Total current assets    5,803,393      9,296,283

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS AT COST, NET                    11,693,805      7,226,323

RECEIVABLE FROM SALE OF EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS                                  2,769,882      3,207,882
OTHER ASSETS
     Deferred development and start-up costs,   2,774,791      1,729,270
     Deferred income taxes                      1,120,000      1,120,000
     Other                                        674,239        760,769

                                              $24,836,110    $23,340,527

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities  $3,431,109     $3,535,165
     Current portion of long-term debt          2,973,545      1,221,022

                    Total current liabilities   6,404,654      4,756,187

LONG-TERM LIABILITIES
     Long-term debt,  less current maturities   3,598,498      4,000,000
     Suinated promissory notes                  4,031,734      5,362,295
                                                7,630,232      9,362,295

STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value,
       1,000,000 shares authorized,
       none issued and outstanding                  --             --
    Common Stock, $.01 par value,
       30,000,000 shares authorized,
       4,911,688 and 514,503 and shares issued     51,455         49,117
     Additional paid-in capital                11,069,802      9,479,436
     Deficit                                     (320,033)      (306,508)
             Total stockholders' equity        10,801,224      9,222,045

                                              $24,836,110    $23,340,527


The accompanying notes are an integral part of these statements


                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (formerly ESMOR CORRECTIONAL SERVICES,INC.)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                  Six Months Ended         Three Months Ended
                                      June 30,                  June 30,

                                     1996         1995        1996       1995

Revenues:
     Resident fees              $14,713,854  $15,793,952  $7,765,310  $7,915,829

     Other income                   358,857      612,409     139,649     367,528

                                 15,072,711   16,406,361   7,904,959   8,283,357

Expenses:
     Operating                   10,241,743    9,914,657   5,344,512   4,994,640
     General and administrative   4,401,982    5,064,367   2,363,322   2,749,337
     New Jersey facility closure   --          1,488,000    --         1,488,000

     Interest                       452,511      214,908     239,372     116,934

                                 15,096,236   16,681,932   7,947,206   9,348,911

Loss before income taxes            (23,525)    (275,571)    (42,247)(1,065,554)


Income tax expense (benefit)        (10,000)      21,000     (18,000)  (304,000)


Net Loss                           ($13,525)   ($296,571)   ($24,247) ($761,554)

Net Loss per common share             $0.00       ($0.07)      $0.00     ($0.17)

Weighted average shares
 outstanding                      4,974,752    4,407,828   5,032,605   4,407,828


The accompanying notes are an integral part of these statements


                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (formerly ESMOR CORRECTIONAL SERVICES,INC.)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                        Six Months Ended          Three Months Ended
                                         June 30,                  June 30,

                                           1996        1995          1996        1995

Cash flows from operating activities:
  Net (loss) earnings                    ($13,525)  ($296,571)     ($24,246)   ($761,554)
  Adjustments to reconcile net (loss)
   earnings to net cash provided by
   (used in) operating activities:
     Depreciation and amortization        480,605   1,940,366       324,852    1,460,470
     Amortization of subordinated
     promissory note discount              49,894      --            27,588      --
     Amortization of deferred loan costs  127,118      --            63,389      --
     Deferred income tax benefit             --      (272,000)         --       (187,000)

   Changes in operating assets and liabilities:
     Accounts receivable                 (410,921)    659,853       (726,910)    (344,221)
     Prepaid expenses and other current
      assets                              406,581  (1,121,750)      (310,930)   (809,889)
     Accounts payable and accrued
      liabilities                        (104,056)  1,744,790       (111,024)    722,436
     Reserve for New Jersey facility
      carrying costs                     (300,000)     --           (150,000)     --

        Net cash provided by operating
         activities                       235,696   2,654,688       (907,281)     80,242

Cash flows from investing activities:
   Capital expenditures                (4,738,933) (2,652,457)      (975,791) (1,028,729)
   Development and start-up costs      (1,254,675) (1,034,351)       669,788)   (683,445)
   Decrease in unexpended construction
    costs                                 516,239      --            516,239      --
  Other assets                              0          0                 0         0

        Net cash (used in) investing
         activities                    (5,477,369) (3,686,808)    (1,129,338) (1,712,174)

Cash flows from financing activities:
   Proceeds from long-term borrowing       21,966   1,200,000         4,545     460,000
   Payment on long-term borrowings       (418,922)     --          (353,422)      --
  Proceeds (payments) on short-term
   debt                                 1,747,978    (179,024)    1,837,724     788,153
  Proceeds from excercise of stock
   options and warrants                   212,248      --           147,374      --
   Other assets                           (40,588)    (58,908)      (12,925)    (17,735)

        Net cash (used in) financing
         activities                     1,522,682     962,068     1,623,296   1,230,418

        NET INCREASE IN CASH
             AND CASH EQUIVALENTS      (3,718,991)     (70,052)     (413,323)   (401,514)

Cash and cash equivalents at beginning
 of period                              3,756,748      308,446       451,080     639,908

Cash and cash equivalents at end
 of period                                $37,757     $238,394       $37,757    $238,394

Supplemental disclosures of cash flows information:
Cash paid during the period for:
     Interest                            $482,044    $121,350      $263,304     $83,246

     Income taxes                         $81,910    $725,435       $58,525     $67,489


The accompanying notes are an integral part of these statements

                        CORRECTIONAL SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

     NOTE 1 - In August 1996, the Company changed its name from Esmor Correctional Services, Inc. to Correctional Services Corporation. In the opinion of management of Correctional Services Corporation and subsidiaries (the
"Company"), the accompanying unaudited condensed consolidated financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

     NOTE 2 - The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     NOTE 3 - The computation of net loss per common share is based upon the weighted average number of common shares outstanding during the periods. Common stock equivalents were not included for the periods ended June 30, 1996 as their effect would be anti-dilutive.

     NOTE 4 - Effective December 31, 1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement (the "Loan Agreement") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement as amended, NationsBank will make revolving credit loans to the Company, from time to time, in amounts not to exceed, in the aggregate, the lesser of $6,000,000 or the Borrowing Base (defined in the Loan Agreement to be eighty-five  (85%)  percent  of the  Company's  and its  subsidiaries'  eligible accounts receivable). Proceeds of revolving credit loans are to be used for working capital purposes (including, without limitation, deferred development and start-up costs in connection with the Company's new or existing facilities). Interest on the revolving credit loans is computed at the Company's option, at either NationsBank's prime rate plus 0.75% or the London International Bank Rate plus 3.35%. As part of the Loan Agreement, NationsBank also made a term loan to the Company in the principal amount of $5,000,000. Proceeds of the term loan were used to repay the Company's existing indebtedness to its former lender. ($5,002,689 at December 31, 1995). The Term Loan bears interest at a fixed rate of 8.92% and is repayable in monthly installments of $83,333 until January 15, 1998, at which time the Loan Agreement terminates and the remaining unpaid balances are due and payable. After September 30, 1996, the interest rate charged under the revolving credit and the term loan will be based on the Company's financial performance as set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company's subsidiaries have guaranteed the Company's obligations under the Loan Agreement and the Company has granted NationsBank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building used for the Arizona DWI prison. The Company is required to pay NationsBank one-quarter of one percent of the average unused portion of the facility. The Loan Agreement contains certain financial covenants including a debt service coverage ratio (as amended effective for June 30, 1996 and for subsequent periods), and a senior liabilities to tangible net worth and subordinated debt ratio. The Loan Agreement precludes the payment of dividends and stock repurchases or redemption's prior to December 31, 1996. Thereafter, such dividends, repurchases or redemption's are limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above-noted financial covenants.

     NOTE 5 - Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities.

     On December 15, 1995, the Company and a publicly-traded company (the "Buyer") which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which Buyer purchased for $6,223,000 the equipment, inventory and of supplies, contact rights and records, leasehold and land improvements of the Company's New Jersey facility. The purchase price will be payable in monthly non-interest bearing installments of $123,000 following the month that the Buyer commences operations under the present INS contract through August 1999. The unpaid balance due after August 1999, if the INS re-awards its contract to the Buyer, shall be payable in monthly non-interest bearing installments of $123,000 until the $6,223,000 is paid. On June 13, 1996 the Company, the Buyer and the INS executed a Novation Agreement whereby the Buyer became the Company's successor in interest in and to the contract with the INS. In addition, the Company's lease agreement on the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation at the Elizabeth New Jersey facility.

     Receivable from Sale of the Equipment and Leasehold Improvements reflected in the balance sheet at December 31, 1995 and June 30, 1996 represents the fair value of the consideration to be received through August 31, 1999, of $3,507,882 and $2,769,882 (unaudited), respectively ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996, the transfer date. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,429 resulting from the adjustment of the carrying value of the related assets discussed above. During the six months ended June 30, 1996 the reserve for carrying and closing costs were reduced by approximately $300,000 of cash payments for rent and other carrying and closing costs.

     NOTE 6 - On March 6, 1996 former inmates at one of the Company's facilities filed an action in the Supreme Court of the State of New York, County of Bronx. Plaintiffs claim on behalf of themselves and other similarly situated, personal injuries and property damage purportedly caused by negligence and intentional acts of the Company. The lawsuit claims $500,000,000 each for compensatory and punitive damages. The Company intends to vigorously defend itself in this action. The Company has notified its insurance carrier and has requested indemnity and defense. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     In July 1996, a lawsuit was filed with the Superior Court for the State of New Jersey by nine plaintiffs who were detainees at the Company's former Elizabeth, New Jersey facility (or their spouses). The detainees allege that they were mistreated at the hands of local law enforcement authorities while they were detainees at a facility formerly operated by the Company. No specific damage amounts are set forth in the complaint. However, in claim forms submitted to the Company prior to the commencement of the litigation, individual damages of $10,000,000 per plaintiff were demanded. The action has been moved to the United States District Court for the District of New Jersey, Newark Division. The Company intends to vigorously defend itself in this action. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     NOTE 7 - In January, 1996 the Company entered into three year employment agreements with the Chief Operating Officer and the Executive Vice President Finance. Pursuant to the terms of the employment agreements, each executive was granted an option to purchase 100,000 shares of Common Stock and is entitled to receive a 3% bonus (not to exceed $50,000 and $75,000, respectively) based on profits in excess of $1,000,000 as defined in the agreements.

     NOTE 8 - On April 11, 1996, the Company opened a 400 bed DWI facility located in Phoenix, Arizona.

     In October 1995 the Company signed contracts with the State of Florida to operate two 350 bed facilities for juvenile offenders. Operations at these facilities are scheduled to begin in the first quarter of 1997.

     In July 1996, the Company entered into an agreement to operate a 100-bed military- style boot camp in Eagle Lake, Texas for juvenile offenders aged 12 to
17. The agreement is for an initial five-year term with three five-year renewal options to the County. The Company will act as an advisor to the County during the construction phase, which is expected to commence in the first quarter of 1997, with the facility scheduled to be completed and become operational during the fourth quarter of 1997.

     In August 1996, the Company was advised it had been selected through a competitive RFP procedure, to own and manage a 600-bed adult prison in Florence, Arizona, which is anticipated to become operational in the fourth quarter of 1997. The agreement, which is to be negotiated, will be for an initial three-year term with one two-year renewal option to the Arizona Department of Corrections, as provided in the RFP. The Company will own the facility and is responsible for the related costs, including design, development, construction and start-up expenses, currently estimated at approximately $15 million.

     NOTE 9 - In July 1996 the Company's Certificate of Incorporation was amended which changed the name of the Company to Correctional Services Corporation and increased the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares.

     NOTE 10 - The Company acts as a fiduciary disbursing agent on behalf of a governmental entity whereby certain governmental entity funds are maintained in a separate bank account. These funds are for payments to the general contractor which is constructing a government owned facility. The Company is responsible for managing the construction process. Once completed, operations at these facilities will be managed by the Company. At June 30, 1996, approximately $1,126,000 of such funds were being held in the separate bank account which was disbursed to the general contractor in July 1996. The Company has no legal rights to the funds and accordingly, such funds do not appear in the accompanying financial statements.

     NOTE 11 - Proposed Public Offering of Securities - The Company has filed a registration statement for a proposed sale of 2,450,000 shares of common stock. Of the 2,450,000 shares of common stock offered, 2,000,000 shares are being sold by the Company and 450,000 shares by certain stockholders. The Company will not receive any proceeds from the shares being sold by stockholders. The Company intends to retire bank indebtedness with a portion of the net proceeds of the proposed offering.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operation

Six Months ended June 30, 1996 Compared to Six Months ended June 30, 1995

     Revenue decreased 8.1% from $16,406.361 for the six months ended June 30, 1995 to $15,072,711 for the six months ended June 30, 1996. The net decrease in revenues for the 1996 periods as compared to the 1995 periods resulted principally from the discontinuance of the Company's operations at its Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth and Houston, Texas facilities. This decrease was offset in part by revenues generated by the Canadian, Texas facility which began operations in April 1995, the Bartow, Florida facility which began operations in July 1995 and the Phoenix, Arizona facility which began operations in April 1996.

     Operating expenses increased 3.3% from $9,914,657 for the six months ended June 30, 1995 to $10,241,743 for the six months ended June 30, 1996 primarily due to increases in payroll, which increased $483,908, or 7.9%, partially offset by a $151,396, or 5.7%, decrease in resident expenses. These changes resulted primarily from the opening of the facilities noted above, the addition of management personnel in the corporate office, and the discontinuance of operations at the Company's

Elizabeth, New Jersey INS facility. As a percentage of revenues, operating expenses increased from 60.4% for the six months ended June 30, 1995 to 67.9% for the six months ended June 30, 1996.

     General and administrative expenses decreased 13.1% from 5,064,367 for the six months ended June 30, 1995 to $4,401,982 for the six months ended June 30, 1996. The decline in general and administrative expenses was attributable primarily to the closure of the Elizabeth, New Jersey INS facility in June 1995. As a percentage of revenues, general and administrative expenses were 30.9% and 29.2% for the six months ended June 30, 1995 and 1996, respectively. In addition, at June 30, 1995 the Company accrued $1,488,000 for development and other costs associated with the closure of the Elizabeth, New Jersey INS facility.

     Interest expense increased 110.6% from $214,908 for the six months ended June 30, 1995 to $452,511 for the six months ended June 30, 1996. This increase resulted primarily from indebtedness attributable to the placement of $5.6 million of subordinated debt at a 10% interest rate in the third quarter of 1995, proceeds of which were used to fund the purchase and renovation of the Phoenix, Arizona facility.

     As a result of the foregoing factors, the Company had a net loss of $13,525 or ($0.00) per share for the six months ended June 30, 1996 compared to a net loss of $296,571 or ($0.07) per share for the six months ended June 30, 1995.

Three Months ended June 30, 1996 Compared to Three Months ended June 30, 1995

     Revenues decreased 4.5% from $8,283,357 for the three months ended June 30, 1995 to $7,904,959 for the three months ended June 30, 1996. The net decrease in revenues for the 1996 periods as compared to the 1995 periods resulted principally from the discontinuance of the Company's operations at its Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth and Houston, Texas facilities. This decrease was offset in part by revenues generated by the Canadian, Texas facility which began operations in April 1995, the Bartow, Florida facility which began operations in July 1995 and the Phoenix, Arizona facility which began operations in April 1996.

     Operating expenses increased 2% from $4,994,640 for the three months ended June 30, 1995 to $5,344,512 for the three months ended June 30, 1996 primarily due to increases in payroll, which increased $347,208, or 11.3%. Resident expenses were similar in both periods. These changes resulted primarily from the opening of the facilities noted above, the addition of management personnel in the corporate office, and the discontinuance of operations at the Company's Elizabeth, New Jersey INS facility. As a percentage of revenues, operating expenses increased from 60.3% for the three months ended June 30, 1995 to 67.6% for the three months ended June 30, 1996.

     General and administrative expenses decreased 13.9% from $2,363,322 for the three months ended June 30, 1995 to $4,401,982 for the three months ended June 30, 1996. The decline in general and administrative expenses was attributable primarily to the closure of the Elizabeth, New Jersey INS facility in June 1995. As a percentage of revenues, general and administrative expenses were 33.2% and 30.0% for the three months ended June 30, 1995 and 1996, respectively. In addition, at June 30, 1995 the Company accrued $1,488,000 for development and other costs associated with the closure of the Elizabeth, New Jersey INS facility.

     Interest expense increased 104.76% from $116,934 for the three months ended June 30, 1995 to $239,372 for the three months ended June 30, 1996. This increase resulted primarily from indebtedness attributable to the placement of $5.6 million of subordinated debt at a 10% interest rate in the third quarter of 1995, proceeds of which were used to fund the purchase and renovation of the Phoenix, Arizona facility.

     As a result of the foregoing factors, the Company had a net loss of $24,247 or ($0.00) per share for the three months ended June 30, 1996 compared to a net loss of $761,554 or ($0.17) per share for the three months ended June 30, 1995.

     Due to a disturbance at the Company's Elizabeth, New Jersey INS facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities.

     On December 15, 1995, the Company and a publicly-traded company (the "Buyer") which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price will be payable in non-interest bearing monthly installments of $123,000 through August 31, 1999, following the month the Buyer commences operations of the facility. The unpaid balance is due after August 31, 1999 if the INS re-awards the contract to the Buyer, payable in non-interest bearing monthly installments of $123,000 until the $6,223,000 is paid. On June 13, 1996 the Company, the Buyer and the INS executed a Novation Agreement whereby the Buyer became the Company's successor in interest to the contract with the INS. In addition, the Company's lease agreement to the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation at the Elizabeth, New Jersey INS facility.

     The receivable from the Sale of the equipment and leasehold improvements reflected on the balance sheet at December 31, 1995 and June 30, 1996 represents the present value of the consideration to be received through August 31, 1999, of $3,507,882 and $2,769,882 (unaudited), respectively ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996, the estimated transfer dates. The statement of operations for 1995 reflects a provision for closure costs of

$3,909,700, which represents $416,201 from the write-off of deferred development costs related to the facility of $3,493,499 resulting from the adjustment of the carrying value of the related assets discussed above. During the six months ended June 30, 1996 the reserve for carrying and closing costs were reduced by approximately $300,000 of cash payments for rent and other carrying and closing costs.

     The Company has revised the present value up to and including the receivable from the sale of equipment and leasehold improvements described above and reduced to zero the portion of the receivable contingent upon re-award of the related management contract and increased the provision for closure costs for a like amount of $1,300,000 for the year ended December 31, 1995. The effect of the adjustments on the accompanying financial statements at December 31, 1995 is as follows:


                                            As Previously
                                              Reported              As Restated
                                             ------------          -------------
Receivable from sale of equipment
and leasehold improvements..............    $4,507,882              $3,507,882
Deferred income taxes...................       600,000               1,120,000
Retained earnings (deficit).............       473,492                (306,438)



     If the INS contract is re-awarded to the Buyer in August 1999, the Company will record as income the unpaid balance.

Liquidity and Capital Resources

     The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

     The Company had a working capital deficit at June 30, 1996 of $601,261, a decline of $5,141,357 from the Company's working capital at December 31, 1995, principally attributable to funds used for construction of the Company's Phoenix, Arizona facility, which opened April 11, 1996. The Company's current ratio declined to 0.91 to 1 at June 30, 1996 from 1.95 to 1 at December 31,
1995. At June 30, 1996, the projected start-up costs for the two 350-bed detention facilities in Florida, scheduled to become operational in the first quarter of 1997, were estimated at $3.0 million. Thereafter, the Company received awards for two new facilities, scheduled to become operational in the fourth quarter of 1997, for which the projected costs to the Company are estimated at $15.8 million. Approximately $18.8 million of the net proceeds of this offering have been allocated to fund construction, start-up and related costs with respect to these facilities.

     Net cash provided by operating activities was $235,696 for the six months ended June 30, 1996 as compared to $2,654,688 for the six months ended June 30, 1995. The decrease was attributable primarily to the reduction in depreciation and amortization resulting from the closure of the Elizabeth, New Jersey INS facility and changes in working capital. Net cash of $5,477,369 was used in investing activities for the six months ended June 30, 1996 as a result of fixed asset acquisition costs of $4,738,933, the majority of which related to the Company's Phoenix, Arizona facility and $1,254,675 in additional deferred development and start-up costs. Net cash of $1,522,682 was provided by financing activities in the six months ended June 30, 1996 as compared to $962,068 in the six months ended June 30, 1995. The principal source of such funds in both periods was bank borrowings.

Financing

     Effective December 31, 1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement (the "Loan Agreement") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement, the Company, from time to time, may borrow up to the lesser of $6,000,000 or 85.0% of the Company's eligible accounts receivable. Loan proceeds are to be used for working capital, including deferred development and start-up costs in connection with new or existing facilities. Interest on the revolving credit loan is computed, at the Company's option, at either NationsBank prime rate plus 0.75% or the London International Bank Rate plus 3.35%. Under the Loan Agreement, Nationsbank also made a term loan to the Company in the principal amount of $5,000,000, which was applied to repay the Company's indebtedness of $5,002,869 to another bank. The term loan bears interest at 8.92% and is repayable in monthly installments of $83,330 until January 15, 1998, at which time the Loan Agreement terminates and any remaining unpaid balances are due and payable. After September 30, 1996, the interest rate payable under the revolving credit loan will be based on the Company's financial performances set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company has granted NationsBank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building of the Phoenix, Arizona facility. The Company is required to pay NationsBank 0.25% of the average unused portion of the revolving credit loan. The Company was not in compliance with a cash flow-based debt service coverage ratio at March 31, 1996 and renegotiated such ratio. At June 30, 1996, the Company was in compliance with the amended ratio.

     During the year ended December 31, 1995, the Company competed a private placement of 5,676.6 units at $1,000 per unit, each unit consisting of (i) a ten percent (10.0%) subordination promissory note due July 1, 1998 in the principal amount of $1,000; and (ii) four year warrants to purchase 154 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $5,676,600 from the sale of the units of which $365,000 was attributed to the value of the warrants. During such period, the Company also completed the private placement of 496,807 shares of Common Stock at $7.75 per share, receiving gross proceeds of $3,850,254. Approximately $8,500,000 of the proceeds of the two placements was used to finance costs associated with the Company's Phoenix, Arizona facility and the balance for expenses related to the private placements and for working capital.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 6, 1996 former inmates at one of the Company's facilities filed an action in the Supreme Court of the State of New York, County of Bronx. Plaintiffs claim on behalf of themselves and other similarly situated, personal injuries and property damage purportedly caused by negligence and intentional acts of the Company. The lawsuit claims $500,000,000 each for compensatory and punitive damages. The Company intends to vigorously defend itself in this action. The Company has notified its insurance carrier and has requested indemnity and defense. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     In July 1996, a lawsuit was filed with the Superior Court for the State of New Jersey by nine plaintiffs who were detainees at the Company's former Elizabeth, New Jersey facility (or their spouses). The detainees allege that they were mistreated at the hands of local law enforcement authorities while they were detainees at a facility formerly operated by the Company. No specific damage amounts are set forth in the complaint. However, the claim forms submitted to the Company prior to the commencement of the litigation, individual damages of $10,000,000 per plaintiff were demanded. The action has been moved to the United States District Court for the District of New Jersey, Newark Division. The Company intends to vigorously defend itself in this action. The ultimate outcome of the lawsuit cannot be determined at this time, and
accordingly,   no  adjustment  has  been  made  to  the  consolidated  financial statements.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On July 28, 1996, certain stockholders of the Company owning in the aggregate 2,867,014 shares of the Company's Common Stock, acting by written consent in lieu of a meeting, voted to amend the Company's Certificate of Incorporation to (a) change the Company's name to "Correctional Services Corporation" and (b) increase the number of authorized shares of Common Stock from 10,000,000 to 30,000,000. No other votes with respect to this action were cast or withheld.

     (b) (i) On May 20, 1996, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (ii) At the Meeting, the Stockholders of the Company elected William J. Barrett, Raymond S. Evans, Stuart M. Gerson, Esther Horn, Diane McClure, James
F. Slattery, Aaron Speisman, Richard Staley and Melvin T. Stith as directors of the Company.

     (iii) In addition to electing directors at the Meeting, the Stockholders of
the  Company   approved  the  selection  of  Grant  Thornton  as  the  Company's independent auditor for the year ending December 31, 1996.

     (iv) The following sets forth the results of voting on each matter voted upon at the Meeting:


1.  Election of Directors


      Name                           For                         Against

William J. Barrett                4,295,143                       5,375

Raymond S. Evans                  4,295,143                       5,375

Stuart M. Gerson                  4,294,143                       6,375

Esther Horn                       4,295,143                       5,375

Diane McClure                     4,294,143                       6,375

James F. Slattery                 4,295,143                       5,375

Aaron Speisman                    4,295,143                       5,375

Richard Staley                    4,294,143                       6,375

Melvin T. Stith                   3,984,180                       6,375


2.  Selection of Grant Thornton


                  For                                 Against

               4,293,227                               1,653


Item 5.  Other Information

     In July 1996, the Company entered into an agreement to operate a 100-bed military-style boot camp in Eagle Lake, Texas for juvenile offenders aged 12 to 17.

     The agreement is for an initial five-year term with three five-year renewal options to the County. The Company will act as an advisor to the County during the construction phase, which is expected to commence in the first quarter of 1997, with the facility scheduled to be completed and become operational during the fourth quarter of 1997.

     In August 1996, the Company was advised it had been selected through a competitive RFP procedure to own and manage a 600-bed adult prison in Florence, Arizona, which is anticipated to become operational in the fourth quarter of 1997. The agreement, which is to be negotiated, will be for an initial three-year term with one two-year renewal option to the Arizona Department of Corrections, as provided in the RFP. The Company will own the facility and is responsible for the related costs, including design, development, construction and start-up expenses, currently estimated at approximately $15 million.

     The Company has filed a registration statement for a proposed sale of 2,450,000 shares of common stock. Of the 2,450,000 shares of common stock offered, 2,000,000 shares are being sold by the Company and 450,000 shares by certain stockholders. The Company will not receive any proceeds from the shares being sold by stockholders. The Company intends to retire bank indebtedness with a portion of the net proceeds of the proposed offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27. Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CORRECTIONAL SERVICES CORPORATION
                                   Registrant


                              By:\s\ Aaron Speisman
                                       -------------------------------------
                                       Aaron Speisman, Secretary



                               By:\s\ Lee Levinson
                                       -------------------------------------
                                       Lee Levinson, Chief Financial Officer



Dated:  August 14, 1996