Form 10QSB/A
period 1996-06-30
CORRECTIONAL SERVICES CORP
filed 1996-08-23
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                        CORRECTIONAL SERVICES CORPORATION


Part I.   Financial Information

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation

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

     General and administrative expenses decreased 13.9% from $2,749,337 for the three months ended June 30, 1995 to $2,363,322 for the three months ended June 30, 1996. The decline in general and administrative expenses was attributable primarily to the closure of the Elizabeth, New Jersey INS facility in June 1995. As a percentage of revenues, general and administrative expenses were 33.2% and 30.0% for the three months ended June 30, 1995 and 1996, respectively. In addition, at June 30, 1995 the Company accrued $1,488,000 for development and other costs associated with the closure of the Elizabeth, New Jersey INS facility.



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


                                       CORRECTIONAL SERVICES CORPORATION
                                        Registrant


                                   By: \s\ Aaron Speisman
                                       -------------------------------------
                                       Aaron Speisman, Secretary



                                   By: \s\ Lee Levinson
                                       -------------------------------------
                                       Lee Levinson, Chief Financial Officer



Dated:  August 23, 1996