Form 10QSB/A
period 1995-12-31
CORRECTIONAL SERVICES CORP
filed 1996-09-11
CIK 914670

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB\A

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          Commission File No.: 0-23038

                        CORRECTIONAL SERVICES CORPORATION
                  (FORMERLY ESMOR CORRECTIONAL SERVICES, INC.)
                 (Name of small business issuer in its charter)


     Delaware 11-3182580 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)


                    1819 Main Street, Sarasota, Florida 34236
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (941) 953-9199

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                        Warrants to Purchase Common Stock
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's revenues for its most recent fiscal year are $31,552,152.

     The aggregate market value of the 2,339,411 shares of Common Stock held by non-affiliates of the Company as of March 13, 1996 is $25,733,521.

     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 13, 1996, is 4,922,468.

     Transitional Small Business Disclosure Format. Yes [ ] No [x]

     The information required by Items 9, 10, 11 and 12 of Part III of this Form 10-KSB are incorporated by reference into the Company's Proxy Statement to be filed with the Commission on or before April 29, 1996.

                                     PART I


     Item 1. Description of Business

     Business Development

     Correctional Services Corporation (formerly Esmor Correctional Services, Inc.) (the "Company") was incorporated in Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of corrections and detention facilities. The corporate structure of the Company consists of the Company and eleven wholly-owned subsidiaries. All references to the Company include the Company and all wholly- owned subsidiaries on a consolidated basis.

     Business of the Company

     The Company is engaged in the private management and operation of secure and non- secure corrections and detention facilities for federal, state and local corrections agencies. The Company's secure facilities include a detention and processing center for illegal aliens, intermediate sanction facilities for parole violators and a shock incarceration facility, which is a military style "boot camp" for youthful offenders. Non-secure facilities include residential programs such as community corrections facilities for federal and state offenders serving the last six months of their sentences and non-residential programs such as home confinement supervision.

     The Company entered the private corrections market in 1989 by securing two federal contracts, one for a community corrections facility in New York for the U.S. Department of Justice, Federal Bureau of Prisons ("BOP") and the other for a detention facility in Seattle, Washington for the U.S. Immigration and Naturalization Service ("INS"). The Company currently operates eleven corrections or detention programs in the states of Florida, New York, Texas and Washington with a total of 1,604 beds under contract. The Company has entered into an agreement for the management and operation of a 400 bed DWI prison in Phoenix, Arizona, which the Company expects to become operational at the end of March, 1996. The Company has also entered into agreements for the management and operation of two 350 bed facilities in the State of Florida, both of which the Company expects to become operational during the first quarter of 1997.

     Services

     The Company operates three categories of secure and non-secure corrections and detention facilities for federal, state and local correctional agencies as follows:

     Pre-Disposition Secure Detention Facilities. These facilities provide secure residential detention for pre-disposition individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings.

     Post-Disposition Secure Incarceration Facilities. These facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. The Company operates two types of post-disposition facilities:

     Intermediate Sanction Facilities. These facilities provide secure correctional services for individuals who have been found guilty of one or more offenses but whose offense history or current offense does not warrant using a prison bed, yet does warrant confinement in a secure correctional environment. Offenders placed in intermediate sanction facilities are typically persons who have committed a technical violation of their parole conditions. These facilities offer eduction programs, employment training, drug and alcohol treatment and offense specific treatment.

     Shock Incarceration Facilities. These facilities, which are also known as boot camps, provide intensely structured and regimented residential correctional services which emphasize disciplined activities modeled on the training principles of military boot camps. These facilities stress physical challenges, fitness, discipline and personal appearance. Generally, shock incarceration facilities limit participants to offenders between the ages of 17 and 25.

     Community   Corrections   Facilities.   The  Company  operates   non-secure
residential and non-residential community corrections facilities.

     Residential. These facilities, which are also known as half-way houses, provide residential correctional services for offenders in need of supervision and monitoring but not to the extent furnished in a secure environment. Offenders in community corrections facilities are typically allowed to leave the facility to work in the immediate community and/or participate in community based educational and vocational training programs during the day time. Generally, persons in this facility are serving the last six months of their sentence.

     Non-Residential. The Company provides non-residential services in which the offender resides at home or in some other approved setting and is supervised and monitored by the Company. Supervision may take the form of either: (i) requiring the offender to report to a correctional facility a specified number of times each week; or (ii) visiting the offender at his/her work site and home on a regular basis.

     The  Company,  to the  best of its  ability,  operates  its  facilities  in
accordance   with   guidelines   and  standards   promulgated  by  the  American
Correctional Association ("ACA")

Commission on Accreditation. The ACA is an independent organization comprised of professionals in the corrections industry which establishes guidelines and standards by which a correctional institution may gain accreditation. The ACA standards, which the ACA believes safeguard the life, health and safety of offenders and personnel, are the basis of the accreditation process and define policies and procedures for operating programs. The standards describe specific objectives to be accomplished and cover such areas as administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The ACA's standards are the most widely accepted correctional standards. A facility that is accredited by the ACA and/or operated in accordance with ACA standards should, in the Company's judgment, be able to withstand most legal challenges by prisoners alleging violations of their civil rights. Presently, the Company's Seattle Processing Center and Tarrant County Community Corrections Facility are fully accredited by the ACA. All of the Company's other facilities operate in accordance with applicable ACA standards or under those standards specified by the governing contracting authority. Where the Company's contracts require ACA accreditation, the Company will seek such accreditation. Obtaining accreditation can take from six months to more than twelve months from the date the ACA is first notified of the Company's intention to seek accreditation. There is no assurance that ACA accreditation, if applied for, will be received.

     Operating Procedures

     Pursuant to the terms of its contracts, the Company is responsible for the overall operation of facilities under its management, including staff recruitment, general administration of the facilities, security, supervision of the offenders and facility maintenance. The Company, either directly or through sub-contractors, also provides health care (including medical, dental and psychiatric services) and food service. Certain facilities also offer special rehabilitation and educational programs such as academic or vocational education, job and life skills training, counseling, chemical dependency programs, clothing and work and recreational programs.

     The Company's contracts generally require the Company to operate each facility in accordance with the current standards and guidelines of the ACA and all applicable local, state and federal laws, rules and regulations. As described above, the Company believes the benefits of operating its facilities in accordance with ACA standards include improved management, defense against lawsuits, a more humane environment for personnel and offenders and a measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis.

     Each of the Company's contracts require the Company to maintain certain levels of insurance coverage for general liability, worker's compensation, vehicle liability and property loss or damage. If the Company does not maintain such insurance the contracting agency may terminate the contract. The Company also is required to indemnify the contracting agencies for claims and costs arising out of the Company's operations and in certain instances to maintain performance bonds.

     The Company maintains general liability insurance in the amount of $5,000,000 and an umbrella policy in the amount of $15,000,000 for itself and each of its subsidiaries. The annual cost of such insurance is approximately $470,000. See "Insurance."

     The Company is compensated on the basis of the number of offenders held in each of its facilities. The Company's contracts may provide for fixed per diem rates or monthly fixed rates. Some contracts also provide for minimum guarantees. Generally, occupancy rates for a facility will be low when a particular facility first opens, however, after a facility gets beyond the start-up period, occupancy rates tend to stabilize. The average occupancy for all of the Company's facilities, based on rated capacity, was 97.7% during 1994 and 95.9% during 1995.

     All of the Company's contracts are with governmental agencies. The compensation to the Company under these contracts must be appropriated by the respective governmental body. If funds are not appropriated, the contract may be terminated by the governmental agency or the per diem rate payable to the Company may be reduced. In addition, even if funds are appropriated, delays in payments may occur which could negatively affect the Company's cash flow.

     In accordance with standard industry practice, the majority of the Company's contracts are short term in nature, generally one to two years and not exceeding five years, and contain multiple renewal options. Generally, only the contracting governmental agency may exercise a renewal option and there can be no assurance that any agency will exercise a renewal option in the future. When a contract comes up for renewal pursuant to its terms, the Company does not submit a new bid; however, the exercise of the renewal option by the government agency is contingent upon, among other factors, appropriation of funds. The Company does not anticipate that the length of these contracts will increase in the future. These contracts also generally contain "termination for the convenience of the government" and "stop work order" clauses which generally allow the government to terminate a contract without cause. In the event one of the Company's larger contracts is terminated, it may have a material adverse effect on the Company's revenues and earnings.

     Regulation

     The industry in which the Company operates is subject to federal, state and local regulations which are administered by a variety of regulatory authorities. Generally, prospective providers of corrections services must be able to detail their readiness to and must comply with a variety of applicable state and local regulations, including education, health care and safety regulations. The Company's contracts frequently include extensive reporting requirements.

     In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis and to subcontract to varying degrees with businesses owned by women or minorities.

     The failure to comply with any applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

     Current Facilities and Programs

     The following information is provided with respect to the facilities and programs operated by the Company as of March 13, 1996:

                                                                                             Number of        Number of
                                                                                            Contracted        Occupied
Facility or Program                                          Type of Facility                 Beds*             Beds


Seattle Processing Center.................................   Secure Detention                  150               141
                                    Facility
Tarrant County Community Correctional Facility............   Intermediate                      310               285
                                Sanction Facility
Brooklyn Community Correctional Center....................   Residential                        95               108
                                    Community
                              Corrections Facility
LeMarquis Community Correctional Center...................   Residential                        60               125
                                    Community
                              Corrections Facility
New York Community Correctional Program...................   Residential                       150                135
                                    Community
                              Corrections Facility
South Texas Intermediate Sanction Facility................   Secure Intermediate               400               350
                                Sanction Facility
Travis County DWI Substance Abuse Treatment                                                     74                74
Facility..................................................   Residential
                                    Community
                              Corrections Facility
Fort Worth Community Corrections Facility.................   Residential                       200               100
                                    Community
                              Corrections Facility
Hemphill County Juvenile Detention Center.................   Residential                        60                83
                                    Community
                              Corrections Facility
Bartow Youth Facility.....................................   Residential                        76                71
                                    Community
                              Corrections Facility








Johnson County Juvenile Detention Center..................   Secure Juvenile                    30                 15
                               Detention Facility

- -------------------

     * The number of contracted beds is not necessarily a guaranteed minimum or maximum, but rather an estimate of the number of offenders expected to be sent to such facility by the contracting agency. All of the Company's facilities have adequate capacity for all offenders placed in such facilities.



     Seattle Processing Center. The Company, through Esmor (Seattle), Inc., manages this illegal alien detention and processing facility for the INS. This is a government owned secure detention facility located in Seattle, Washington. The facility is the first INS owned facility to receive ACA accreditation. The Company's original contract with the INS to operate the Seattle facility had an initial term which expired September 30, 1989. The contract contained four one-year renewal options all of which were exercised and the last of which expired September 30, 1993. Upon expiration of the original contract the Company operated this facility pursuant to the terms of a "Bridge Contract" with the INS. The Company's current contract with the INS had an initial base period which expired September 30, 1994 and contains four one-year renewal options. The contract is currently in its second renewal period which expires September 30, 1996.

     Tarrant County Community Correctional Facility. The Company, through Esmor Mansfield, Inc., manages this government owned facility for the Tarrant County Community Supervision and Correction Department. This is a secure intermediate sanction facility located in Tarrant County, Texas. The facility's services and populations are separated into three distinct and autonomous programs: (i) a shock incarceration (boot camp) program; (ii) a substance abuse program; and
(iii) a short-term sanction program. Residents of all three programs consist of non-violent offenders and probation violators who have committed technical violations or new misdemeanor offenses or who have failed to succeed in other, less restrictive, community-based programs. The Company previously operated this facility under an initial contract for the period February 1992 to August 31, 1993. A new contract was implemented in September 1993 which expired August 31, 1994. Upon expiration, the contract was renewed for an additional one year period which expired August 31, 1995. The Company is currently operating this facility pursuant to a contract which expires August 31, 1998.

     Brooklyn Community Correctional Center ("BCC"). This is a residential community corrections facility located in Brooklyn, New York serving men and women from the BOP. The facility is operated by Esmor (Brooklyn), Inc. pursuant to an agreement between the BOP and Esmor, Inc. At this facility, residents are provided with, among other things, job acquisition and retention training, substance abuse counseling, social and survival skills training and family adjustment counseling. In addition, the facility operates a home confinement program. The Company operates this facility pursuant to an agreement with the BOP which expires January 31, 1997 and contains three one-year renewal options. The Company previously operated this facility as a facility for men pursuant to an agreement with the BOP the initial term of which expired December 31, 1991 and contained three one-year renewal options all of which were exercised. The facility then operated under a temporary extension pending award of the current contract.

     LeMarquis Community Correctional Center. This is a non-secure, residential correctional facility located in New York, New York serving men and women from the BOP. The facility is operated by Esmor Manhattan, Inc. pursuant to an agreement between the BOP and Esmor, Inc. The facility delivers program services identical to those provided at BCC described above. The Company's agreement with the BOP for operation of this facility has an initial base period expiring June 30, 1997 and contains three one-year renewal options. The Company previously operated the LeMarquis Correctional Center under separate agreements with the BOP for a mens' program and a women's program. In July 1995, the BOP consolidated these programs into one contract and re-awarded the new consolidated contract to the Company.

     New York Community Correctional Program. This is a residential community correctional program located in Brooklyn and Manhattan, New York. This program, operated by Esmor Management, Inc. pursuant to an agreement between the New York State Department of Corrections and Esmor, Inc., serves offenders from the New York State Department of Corrections ("DOC"). Participants in this program are housed at either the BCC or LeMarquis Correctional Center, each of which has adequate bed space to house all participants. This program delivers services similar to those provided at BCC and the LeMarquis Correctional Center, however, it does not offer a home confinement program. The initial term of this contract was for a one-year period expiring August 31, 1993 and contained two one-year renewal options, both of which were exercised. The contract has been extended by the DOC through August 31, 1996.

     South Texas Intermediate Sanction Facility. This is a secure intermediate sanction facility for technical parole violators located in Houston, Texas. The Company, through Esmor Houston, Inc., manages this government owned facility for the Texas Department of Criminal Justice, Pardons and Paroles Division. The Company provides programs for detention, training, education and substance abuse treatment and rehabilitation. The Company commenced operations at this facility in December 1993. The initial term of this contract expired August 31, 1995. Upon expiration of the initial term, the contract was extended until December 31, 1995 pursuant to a written agreement between the Company and the Texas Department of Criminal Justice, Pardons and Paroles Division. A new contract for operation of this facility became effective January 1, 1996 and expires August 31, 1997. The contract contains options to renew for consecutive two-year terms.

     Travis County DWI Substance Abuse Treatment Facility. The Company manages this non-secure residential DWI substance abuse treatment facility for the Community Supervision and Corrections Department of Travis County, Texas. This is a government owned facility located in Travis County, Texas. The contract for operation of the facility had an initial term which expired August 31, 1995 and was extended through September 30, 1995. On October 1, 1995, the Company and the Community Supervision and Corrections Department of Travis County entered into a new contract which expires August 31, 1996.

     Fort Worth Community Corrections Facility. The Company, through Esmor Forth Worth, Inc., operates this residential community correctional facility located in Forth Worth, Texas for the Texas Department of Criminal Justice, Pardons and Paroles Division. At this facility, residents are provided with, among other things, job acquisition and retention training, substance abuse counseling and life skills counseling. The Company's contract, which commenced May 1, 1994, expires August 31, 1996 and contains two one-year renewal options.

     Hemphill County Juvenile Detention Center. The Company, through Esmor Canadian, Inc., owns and operates this facility in Hemphill County, Texas for the Board of Trustees for the Hemphill County Juvenile Detention Center (the "Board"). This facility contains a shock incarceration (boot camp) program and a detention center. Residents consist of non-violent offenders and probation violators who have committed technical violations or new misdemeanor offenses or who have failed to succeed in other, less restrictive, programs. The Company was awarded this contract in December 1994 and began operations at this facility in April 1995. The term of the contract runs for a period of twenty (20) years with the Company's compensation thereunder subject to annual renegotiation between the Company and the Board. In the event the Company and the Board fail to reach agreement on compensation, the Agreement will terminate.

     In October 1995, the Board entered into an agreement with the Texas Youth Commission ("TYC") pursuant to which the Board has agreed to make the facility available to the TYC through August 30, 1997. As of March 13, 1996, there were 36 juveniles placed by the TYC at this facility. In addition, the Board has entered into agreements with certain counties in the state of Texas pursuant to which the Board has agreed to make the facility available to these counties.

     Bartow (Florida) Youth Facility. In June 1995, the State of Florida, Department of Juvenile Justice, selected the Company to assume operation of three existing state owned juvenile residential programs in Polk County, Florida. The facilities services and populations are separated into the following three programs: (i) a halfway house program for male adolescents, 14 through 18 years of age; (ii) an intensive halfway house program for male adolescents, 14 through 18 years of age; and (iii) a serious habitual offender program for male adolescents, 14 through 21 years of age. Operation of these programs began July 1, 1995. The initial period of this contract is for two years, expiring June 30, 1997.

     Johnson County Juvenile Detention Center. The Company manages this facility for Johnson County, Texas. This is a secure detention center housing juveniles awaiting sentencing.

     Operations at this facility began at the end of January, 1996. The initial period of this contract is for six months expiring at the end of July, 1996.

     As indicated above, Esmor, Inc. is a party to certain of the above contracts, including the contracts for the LeMarquis Correctional Center, the Brooklyn Correctional Center and the New York Community Correctional Program, the obligations under which contracts have been and will continue to be fulfilled by various of the Company's subsidiaries. Although these contracts require the contracting agency's consent to the assignment thereof, Esmor, Inc. has neither sought nor received formal consent from the contracting agency to the assignment of such contracts. The failure to obtain such consent could result in termination of such contracts, which would have a material adverse effect on the Company, and could result in possible vicarious liability under these contracts to the Company. The Company, however, believes that the loss of any such contract is unlikely because the contracting agencies are aware that the obligations under these contracts are being fulfilled by certain of the Company's subsidiaries in that such contracting agencies have, since the inception of each such contract, been making payment under these contracts directly to the respective subsidiaries. The Company does not presently expect Esmor, Inc. to enter into additional contracts in the future.

     Future Facilities and Programs

     Arizona DWI Prison. In June 1995, the State of Arizona, Department of Corrections, awarded the Company a contract for the operation of a 400 bed secure DWI prison for the treatment of committed adult male inmates who have demonstrated a need for substance or alcohol abuse intervention. The initial term of this contract is three years from the date the Company receives the first inmate which is expected to occur at the end of March, 1996.

     Polk City (Florida) and Pahokee (Florida) Youth Facilities. In October 1995, the Company entered into two agreements with the State of Florida, Correctional Privatization Commission, for the operation of two 350 bed medium security facilities for youthful offenders to be located in Polk City and Pahokee, Florida. The initial term of each agreement is three years from the date the first youthful offender is assigned to a facility. The Company expects to begin operations at each facility during the first quarter of 1997.

     Additional Facilities

     In certain instances, the Company is responsible for the design and construction of new correctional and detention facilities and the redesign and renovation of older facilities which it operates. Pursuant to the Company's construction and design contracts, it is responsible for overall project development and completion. When a contract requires construction of a new facility, the Company's success depends, in part, upon its ability to obtain necessary financing to purchase or lease real property for its facilities on desirable terms and at satisfactory locations. The Company has typically in the past and, anticipates in the future, financing these costs through cash flows from operations, working capital and, to the extent available, bank lines of credit. However, there can be no assurances that any of these sources of financing will be available  on  acceptable  terms,  or at all. In  addition,  various  methods of construction financing may be used by contracting governmental agency, including, but not limited to the following: (i) one-time general revenue appropriation by the government agency for the cost of the new facility; (ii) general obligation bonds; or (iii) lease revenue bonds or certificates of participation.

     Management also expects that many such locations will be in or near populous areas and therefore anticipates legal action and other forms of opposition from residents in areas surrounding each proposed site. In the future, the Company may incur expenses in responding to such opposition. While the Company can not estimate such expenses, it does not expect such expenses to have a material adverse effect on the Company's operations. There can be no assurance that the Company will successfully recoup such expenses. The Company has not experienced community opposition to its facilities outside the state of New York. In 1990, an action was filed alleging that the building currently used for the LeMarquis Correctional Center was not zoned for use as a correctional facility. This action was dismissed in favor of the Company and no further action has been commenced. As a result of recent local opposition to the Company's plan to use more space in the building for the LeMarquis Correctional Center and the New York Community Correctional Program, future expanded use of this building by the Company may not be possible or may be limited.

     Employees

     At March 13, 1996, the Company employed 639 persons all of whom are full-time employees. The Company employs clerical and administrative personnel, security personnel, food service personnel and facility administrators. The Company believes that its relationships with its employees are good.

     Each of the Company's facilities is managed as a separate entity by an experienced facility administrator (the equivalent of a warden). The Company has experienced no difficulty in securing employees with appropriate experience for positions as facility administrators. Other personnel include administrative, security, medical, food service, counseling, classification and educational and vocational training personnel. Some of the services rendered at certain facilities, such as medical services and education or training, are provided by third-party contractors. The Company conducts background screening checks on all potential employees.

     All jurisdictions require corrections officers to complete a minimum amount of training prior to employment. The Company meets or exceeds all applicable training requirements. In most cases, employees must undergo at least 160 hours of training by the Company before being allowed to work in a position that will bring them in contact with offenders or detainees. This training is comprised of approximately 40 hours learning Company policies, operational procedures and management philosophy. An additional 120 hours of training covers legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills and job training relating to the particular position to be held are provided. Each Company employee who has contact with offenders receives a minimum of 40 hours of additional training each year and each management employee of the Company receives at least 24 hours of training each year.

     Procurement Process

     Most governmental procurement and purchasing activities are controlled by procurement regulations which take the form of Requests for Proposals ("RFPs"). Most of the Company's activities in the area of securing new business are in the form of responding to the RFPs. Interested parties, including the Company and often one or more of its competitors, will submit a proposal in response to an RFP. Generally, RFPs require a written proposal within a time period of 15 to 120 days from the time the RFP is first issued by the governmental agency. A typical RFP requires bidders to provide the following information: the services to be provided by the bidder, its experience and qualifications, and the price at which the bidder is willing to provide the services, which may include the renovation, improvement or expansion of an existing facility or the planning, design and construction of a new facility. The Company competes primarily on the basis of the quality of services provided, its experience in managing facilities and the reputation of its personnel, and its ability to design, finance and construct new facilities if appropriate. The Company estimates that it spends between $50,000 to $100,000 responding to an RFP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has in the past, and intends to in the future, engage independent consultants to assist it in responding to RFPs.

     In some instances, the Company is notified in advance that an RFP is scheduled for issue to enable the Company to be among the bidders. Additionally, the Company has been asked to assist governmental agencies in the development of their RFPs. The Company's experience has been that a period of approximately 6 to 18 months is generally required from the issuance of the RFP to the granting of a contract.

     Before responding to an RFP, the Company carefully researches and evaluates, among others, the following factors: (i) the current size and growth projections for the detention or correctional population to be served; (ii) whether or not the RFP provides for a minimum guaranteed capacity level; (iii) willingness and flexibility of the contracting authority to allow the Company to house, for other governmental agencies, populations of similar classification within the proposed facility; and (iv) willingness and flexibility of the contracting authority to allow the Company to make adjustments in operating activities, such as work force reductions, in the event actual capacity is less than proposed capacity. The Company's decision to bid on a project comes only after its research of the above factors has established a satisfactory comfort level that the project will support a revenue level necessary to operate at an acceptable level of profitability. Since inception, the Company believes there has been a continual increase in the number of RFPs being announced.

     In addition to issuing formal RFPs, local jurisdictions may make use of a procedure known as Purchase of Services or Requests for Qualification ("RFQ"). In the case of an RFQ, the requesting agency selects a firm believed to be most qualified to provide the requested services and then negotiates the terms of the contract with that firm, including the price at which the services are to be provided. The federal governmental uses a procurement procedure similar to the RFQ, called a Letter Contract. The federal government in some instances uses Letter Contracts to bridge gaps in service during the time required to issue an RFP and evaluate responses.

     Insurance

     The Company maintains general liability insurance in the amount of $5,000,000 and an umbrella policy in the amount of $15,000,000 for itself and each of its subsidiaries. The annual cost of such insurance is approximately $470,000. Certain of the Company's contracts require maintenance of certain minimum levels of insurance. The Company believes it is in compliance in all material respects with these requirements. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future. The Company is unable to secure insurance for some unique business risks including, but not limited to, riot and civil commotion or the acts of an escaped offender.

     Competition

     The Company competes directly with other entities some of which have available greater capital resources than the Company. In addition, the business in which the Company engages is one which other entities may easily enter, thereby creating further competition.

     The Company competes primarily on the basis of the quality of services provided, its experience in managing facilities and the reputation of its personnel, and its ability to design, finance and construct new facilities if appropriate. The Company also attempts to achieve a competitive advantage by securing additional contracts from governmental agencies with which it has existing contractual relationships and by identifying and marketing its services to correctional agencies that may need to begin contracting with the private sector for correction and detention facilities.

     Item 2. Description of Property

     The following provides the location and general description, as of March 13, 1996, of each facility operated by or to be operated by the Company. The Company believes that all of its properties are well maintained and in good repair. The condition of the properties is adequate for the purpose for which they are maintained.



        Location            Governmental                                                   Leased
                               Agency                        Description                 or Managed


     Seattle,                    INS                   28,000 sq. ft. building          Managed-
     Washington                                                                         Government
                                                                                        Owned

     Mansfield, Texas           County                 60,000 sq. ft. building          Managed-
     (Tarrant County)                                                                   Government
                                                                                        Owned

     Brooklyn,                   BOP and               24,700 sq. ft. building          Leased
     New York                    DOC

     Manhattan,                  BOP and               67,000 sq. ft. building          Leased
     New York                    DOC

     Elizabeth,                  INS                   94,000 sq. ft. building          Leased
     New Jersey

     Houston,                   State                  64,000 sq. ft. building          Managed-
     Texas                                                                              Government
                                                                                        Owned

     Canadian,                  State/                 19,340 sq. ft. building          Owned
     Texas                      County

     Travis County,             County                 21,500 sq. ft. building          Managed-
     Texas                                                                              Government
                                                                                        Owned

     Fort Worth,                State                  27,401 sq. ft. building          Leased
     Texas

     Bartow,                    State                  3 buildings -                    Managed-
     Florida                                           8,800 sq. ft.                    Government
                                                       4,000 sq. ft.                    Owned
                              3,700 sq. ft. - TOTAL
                                 16,500 sq. ft.

     Phoenix,                   State                  96,000 sq. ft. secure            Owned
     Arizona                                           DWI prison

     Johnson County,            County                 5,800 sq. ft. building           Managed-
     Texas                                                                              Government
                                                                                        Owned

     Brooklyn, New York Lease

     The Company leases this building, located at 988 Myrtle Avenue, Brooklyn, New York, from Myrtle Avenue Family Center, Inc. ("MAFC") pursuant to a lease which commenced January 1, 1994 and expires December 31, 1998. The lease establishes a monthly rental of $40,000 and contains three five-year renewal options. The monthly rental for the first option period, which runs from January 1, 1999 through December 31, 2003, is $40,000. The monthly rental for the second option period, which runs from January 1, 2004 through December 31, 2008, is $45,000, and the monthly rental for the third option period, which runs from January 1, 2009 through December 31, 2013, is $50,000. In addition, the Company pays taxes, insurance, repairs and maintenance on the building. MAFC is a corporation owned by Esther Horn (27.5%), James F. Slattery (8%) and Aaron Speisman (27.5%), directors, officers (Mr. Slattery and Ms. Horn) and significant stockholders of the Company. The terms of the lease were not negotiated at arms length due to their relationship with both the Company and MAFC.

     Manhattan, New York Lease

     The Company subleases this building, located at 12-16 East 31st Street, New York, New York from LeMarquis Operating Corp. ("LMOC"). The Company currently utilizes approximately fifty percent of the building for the LeMarquis
Correctional Center and a portion of the New York Community Correctional Program. LMOC is a corporation owned 25% by Mrs. Horn and 8% by Mr. Slattery. LMOC leases this building from an unaffiliated party at a current base monthly rental of approximately $15,456 (the "Base Rent"), plus taxes and other charges in the approximate current amount of $17,346 for a total monthly rental of approximately $32,802. The Company has the right to use as much of the building as it requires for its business subject to the rights of certain residential subtenants to remain in the building. These rights include the right to housing at a predetermined rental for an indefinite period of time pursuant to New York State rent stabilization laws.

     The Company pays rent of $18,000 per month above the rent paid by LMOC to the building's owner for a total monthly rent of approximately $50,802. The Company has, to date, invested $690,000 in leasehold improvements. The Company will not receive any credit, in terms of a reduction in rent or otherwise, for these improvements. The initial term of the Company's sublease expired April 30, 1995 and is in its first renewal period which expires April 30, 2000. The sublease contains two additional five-year renewal options beginning May 1, 2000. The monthly rent above the rent paid by LMOC to the building's owner will increase to $22,000 per month during the second renewal term beginning May 1, 2000 and to $26,000 per month during the third renewal term beginning May 1, 2005. In 1994, the Company paid $40,000 to LMOC for the renewal options. This option payment was separately negotiated between the Board of Directors of the Company and LMOC. Mr. Slattery participated in such negotiations.

     Elizabeth, New Jersey Lease

     The Company leases this facility, located at 625 Evans Street, Elizabeth, New Jersey from an unaffiliated party at an approximate current monthly rental of $25,700 until June 30, 1999. In addition, the Company pays taxes, insurance, repairs and maintenance on this building.

     Due to a disturbance at the Company's New Jersey Processing Center on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities. The INS has not exercised its renewal option for its contract which expired August 3, 1995 and the Company is currently pursuing an alternative for the use and operation of this facility. If no alternative use for the facility is found, management believes that the minimum rental commitment for the facility will approximate $1,080,000.

     Fort Worth, Texas Lease

     The Company leases the facility located at 600 North Henderson Street, Fort Worth, Texas from an unaffiliated party at a monthly rental of $10,200 for the period May 16, 1994 through May 15, 1996; $10,400 for the period May 16, 1996 through May 15, 1997; $10,815.20 for the period May 16, 1997 through May 15, 1998; and $11,252.97 for the period May 16, 1998 through April 15, 1999. The lease for these premises commenced May 16, 1994 and expires April 15, 1999. The lease contains three renewal options. The term of the first renewal option is for three years and the second and third renewal options are for two years. The Company's rent is to increase four percent per annum during each year of the renewal term.

     Executive Office Leases

     The Company leases approximately 6,400 square feet of executive office space located at 1819 Main Street, Sarasota, Florida from an unaffiliated party at a base monthly rental of $8,278.29 for the period October 1, 1995 through September 30, 1996; $8,812.38 for the period October 1, 1996 through September 30, 1997; $9,346.46 for the period October 1, 1997 through September 30, 1998; $9,880.54 for the period October 1, 1998 through September 30, 1999; $10,414.63 for the period October 1, 1999 through September 30, 2000. The lease does not contain any renewal options.

     The Company also leases an office at 9603 Gayton Road, Richmond, Virginia from an unaffiliated party at a current base monthly rental of $1,661. The lease for these premises, which commenced June 10, 1995, expires May 31, 1998. The base monthly rent payable by the Company under this lease is to increase five (5%) percent per year during the term of the lease.

     The Company also leases an office at 276 Fifth Avenue, New York, New York from an unaffiliated party at a monthly rental of $2,231. The lease for these premises, which commenced November 1, 1993, expires October 31, 1998.

     Item 3. Legal Proceedings

     In May 1993, an action entitled Richard Moore v. Esmor Management, Inc., John Ramos and Chris Jackson, was filed in the United States District Court, Southern District of New York. Moore, a former employee, claims that he was intentionally assaulted by employees of Esmor Management, Inc. Moore alleges six causes of action claiming, among other things, that he was deprived of due process and equal protection and is claiming $5,000,000 in damages on each of his six causes of action. The Company believes Moore's claims to be without merit and is vigorously defending this action.


     In January 1996 a lawsuit was filed with the Supreme Court of New York by a former employee of the Company, alleging sexual harassment and discrimination, as well as physical assault, rape and negligent screening of employees. Total damages sought by plaintiff amount to $4,000,000.00 plus attorney fees. The Company believes such claims to be without merit and intends to vigorously defend itself in this action. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made in the consolidated financial statements.

     Under the rules of the Securities and Exchange Commission the Company is obligated to disclose lawsuits which involve a claim for damages in excess of 10% of its current assets notwithstanding the Company's belief as to the merits of the lawsuit or whether the Company believes that it has adequate insurance coverage therefor. On March 6, 1996, an action entitled Samson Brown, et al. v. Esmor Correctional Services, Inc., et al, was filed in the Supreme Court of the State of New York, County of Bronx. Plaintiffs alleging on behalf of plaintiffs themselves and others similarly situated, personal injuries and property damage purportedly caused by negligence and intentional acts of the Company. The lawsuit claims $500 million each for compensatory and punitive damages. The Company intends to vigorously defend itself against all claims. The Company has notified its insurance carrier and has requested indemnity and defense.

     In addition, in the ordinary course of its business, the Company is a party to various legal actions which the Company believes are routine in nature and incidental to the operation of its business. The Company believes that the outcome of all proceedings to which it is currently a party will not have a material effect upon its operations or financial condition.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II



     Item 5. Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the NASDAQ Stock Market under the symbol ESMR. The closing high and low bid prices for the Common Stock for the period February 2, 1994, the date of the Company's initial public offering, through December 31, 1995, as reported by the NASDAQ Stock Market, are as follows:

         Fiscal 1994                                                    Bid Prices

                                                            High                            Low
Quarter ending March 31, 1994.............................   10 1/4............................   6 1/2
Quarter ending June 30, 1994..............................   10 1/2............................   7 1/2
Quarter ending September 30, 1994.........................   10 1/4............................   8 3/8
Quarter ending December 31, 1994..........................   10 3/4............................   9 3/8


         Fiscal 1995


Quarter ending March 31, 1995.............................   20 1/4............................    9 7/8
Quarter ending June 30, 1995..............................   22 1/2............................   10 1/2
Quarter ending September 30, 1995.........................   15 1/2............................    7
Quarter ending December 31, 1995..........................   13 3/4............................    7 1/4



     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b) The number of recordholders of the Common Stock as of March 13, 1996 is
109. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

     (c) The Company intends to retain earnings for use in operations and expansion of its business and therefore does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The future payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, the financial condition of the Company and applicable law.

     Item 6. Management's Discussion and Analysis or Plan of Operation

     General

     Revenues earned under federal and state government agency contracts for the management of correctional facilities are the Company's principal source of income. Billings to governmental agencies are in accordance with each contract's terms and are based on a fixed per diem rate per offender. Certain contracts provide that monthly revenues are dependent on the number of offenders assigned to the facility each day by the governmental agency. Other contracts provide that monthly revenues are fixed.

     The Company pays all costs of operating facilities except rent in the case of government owned facilities. The Company's primary expenses are categorized as operating, general and administrative, and interest expenses. Operating expenses consist of payroll and resident expenses. Payroll includes salaries and wages of all employees, payroll taxes and fringe benefits. Resident expenses consist of food service, medical services, utilities, supplies and maintenance and repairs. General and administrative expenses include rent, insurance, professional fees, travel and lodging and depreciation and amortization.

     The Company usually incurs costs in responding to governmental agency Requests for Proposals ("RFP"), which may range from $50,000 to $100,000. The development costs associated with responding to an RFP include planning and developing each project and preparing the bid proposal submitted to the governmental agency. These costs include travel, legal, incentive compensation for administrative employees, and other costs directly related to a project's initial development. If management believes the recoverability of such costs is probable, they are deferred until the anticipated contract has been awarded. At the time the contract is awarded to the Company, the deferred development costs are amortized on a straight- line basis over the term of the contract (including option periods). Development costs of unsuc- cessful or abandoned bids are expended when management believes their recovery is not considered probable. The time period from incurring initial development costs on a project to the commencement of operations can range from six to eighteen months.

     After a contract has been awarded, the Company incurs start-up costs from the date of award until commencement of operations. Start-up costs relative to opening a facility include recruitment, training and travel of personnel and certain legal costs. Start-up costs are capitalized from the date of award until the operations commence, at which time they are amortized on a straight-line basis over the term of the contract (including option periods).

     From the inception date of operations for each new facility, the Company fully staffs the facility in accordance with the terms of its contracts with the governmental agency. During this initial period of operations (usually one to four months), the governmental agency assigns, on an incremental basis, residents to the facility. During this period, an operating loss may be sustained while the facility is taking in residents. Thus, revenues generated during this initial period for per diem type contracts increase as the resident population increases.

     The following table sets forth the number of existing and new contracts for the periods indicated:


                                                                                 Years Ended December 31,

                                                                      1991         1992          1993         1994        1995


Contracts at beginning of period:                                       3            5             6            8          11

New contracts awarded and in operation during period:                   1            1             1            2           1

Contract expiration (New Jersey-INS) and combination of                 -            -             -            -          (2)
two contracts into one (New York-BOP)

New contracts awarded and not in operation during period:               1            -             1            1           3

Contracts at end of period                                              5            6             8           11          13



     Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues:

                                                                                     Percentage of Total Revenues
                                                                                              Years Ended
                                                                                              December 31,
                                                                                      1994                 1995
Revenues:
  Resident Fees                                                                       97.5%                96.6%
  Other Income                                                                         2.5                  3.4
    Total Revenues                                                                   100.0                100.0
Expenses:
  Operating                                                                           61.4                 62.5
  General and Administrative                                                          27.6                 31.5
  Interest                                                                              .5                  2.4
  New Jersey Facility Closure Costs                                                       -                 12.4
     Total Expenses                                                                   89.5                108.8
Earnings (Loss) Before Income Tax Provision (Benefit)                                 10.5               (8.8)
Income Tax Provision (Benefit)                                                         4.1               (3.3)
Net Income (Loss)                                                                      6.4%              (5.5)%



     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Revenues  increased 30.0% from  $24,272,989 in 1994 to $31,552,152 in 1995.
The revenue increase in 1995 was principally attributable to the revenues produced from the Company's INS facility in Elizabeth, New Jersey, the Ft. Worth, Texas facility and the Travis County, Texas facility, whose operations commenced in September and October 1994. In addition, on July 1, 1995, operations began at the Bartow, Florida facility pursuant to a contract with the Florida Department of Juvenile Justice. Increases in revenues also resulted from contractual increases in per diem rates.

     Operating expenses increased $4,832,605, or 32.4%, from $14,899,192 in 1994 to $19,731,797 in 1995 primarily due to increases in payroll and resident expenses. Payroll expenses increased $3,862,117, or 36.2%, and resident expenses increased $970,487, or 22.9%, for 1995 as compared to 1994. The increases in payroll and resident expenses resulted principally from the opening in late 1994 of the facilities noted above and the addition of management personnel in the corporate office. Payroll expenses accounted for 46.0% and 43.9% of total revenues for the years ended December 31, 1995 and 1994, respectively. As a percentage of revenues, operating expenses were 62.5% and 61.4%, respectively in each of the years ended December 31, 1994 and 1995.

     General and administrative expenses for the years December 31, 1994 and 1995 were $6,695,599 and $9,938,344, respectively, an increase of $3,242,745 or
48.4% attributable to expenses associated with operations of the New Jersey facility from January 1 to June 18, 1995 (when the facility was closed) and to expenses associated with the Ft. Worth and Travis facilities for a full year and to the Bartow facility since July 1, 1995. As a percentage of revenues, general and administrative expenses were 27.6% and 31.5% for the years ended December 31, 1994 and 1995, respectively.

     Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities. On December 15, 1995, the Company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price is payable in non-interest bearing monthly installments of $123,000 through August 1999 beginning in the month that the Buyer commences operations of the facility. If the INS re-awards the contract to the Buyer, the unpaid balance is payable in monthly non-interest bearing installments of $123,000 beginning in the first month of the re-award term and the Company will record as income the unpaid balance. On June 13, 1996 the Company, the Buyer and the INS executed a novation agreement whereby the Buyer became the successor-in-interest to the contract with the INS. In addition, the Company lease for the New Jersey facility was assigned to the Buyers. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility.


     The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1995 represents the present value of the consideration to be received through August 1999 of $3,207,882 ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,499 resulting from the adjustment of the carrying value of the related assets discussed above.

     The Company has revised the present value of the $6,223,000 purchaser price of sale of equipment and leasehold improvements described above, reducing to zero the present value of the $1,800,000 portion of the purchase price, or $1,300,000, contingent upon re-award of the related management contract and increased the provision for New Jersey facility closure costs in a like amount for the year ended December 31, 1995. The effect of the adjustments on the accompanying financial statements at December 31, 1995 is as follows:

                                                                                  As
                                                                              Previously
                                                                               Reported            As Restated

Net loss................................................................         $ (959,391)   $ (1,739,391)
Net loss per common share...............................................   (0.21)              (0.38)
Receivable from sale of equipment and leasehold
improvements............................................................   4,507,882           3,207,882
Deferred income taxes...................................................   600,000             1,120,000
Retained earnings (deficit).............................................   473,492             (306,508)


     Interest expense increased $628,586 from $133,315 in 1994 to $761,901 in 1995, as a result of additional borrowings in 1995.

     The provision for income taxes aggregated $1,002,000 in 1994 as compared to an income tax benefit of $1,050,000 in 1995. The effective tax rate was 39.4% in 1994 and 37.6% in 1995.

     The Company had a net loss of $1,739,391 for 1995 compared to net income of $1,542,883 for 1994, principally as a result of the closure of the Company's New Jersey INS Facility.

     The Company has adopted SFAS 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The Company is not required to adopt Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation ("SFAS 123").

     Liquidity and Capital Resources

     The Company has historically financed its operations through investments by stockholders, cash generated from operations and bank loans.

     The Company's working capital at December 31, 1994 was $1,356,204 and was $4,540,096 at December 31, 1995. The Company's current ratio was 1.31 to 1 at December 31, 1994 compared to 1.95 to 1 at December 31, 1995.

     Net cash provided by operating activities was $3,226,138 in 1995 as compared to net cash used in operating activities of $202,197 in 1994. The increase in cash provided by operations resulted from the substantial add-back of depreciation, amortization and write-down of fixed asset and deferred development costs, net of deferred taxes (principally associated with the New Jersey facility), and from the substantial reduction in accounts receivable and the increase in accounts payable and accrued liabilities.

     Net cash of $8,684,961 was used in investing activities in 1995 compared to $8,095,533 in 1994. During 1995, the Company incurred fixed asset acquisition costs of $6,110,693, of which approximately $5,600,000 related to the building of the Canadian, Texas facility and to the purchase and initial renovation costs of the Phoenix, Arizona facility. The Company expended $1,824,268 in deferred development and start-up cost additions during the year ended December 31, 1995. Such costs principally related to the Phoenix, Arizona facility (scheduled to begin operations at the end of March 1996) and to the Pahokee and Polk County, Florida contract awards.

     Net cash of $8,684,961 was provided by financing activities in 1995 compared to $7,915,150 in 1994. The principal source of such funds in 1995 was the Company's private placement offering of subordinated debt and equity securities.

     On March 8, 1995, the Board of Directors authorized a five-for-four stock split, payable in the form of a twenty-five (25%) percent stock dividend, payable on April 5, 1995 to stockholders of record on March 23, 1995.

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

     During the year ended December 31, 1995, the Company completed a private placement of 5,676.6 units at $1,000 per unit, each unit consisting of (i) a ten (10%) percent subordinated promissory note duly July 1, 1998 in the principal amount of $1,000; and (ii) four-year warrants to purchase 154 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $5,676,600 from the sale of the units, of which $365,000 was attributed to the value of the warrants included herein. Also during such quarter, the Company completed the private placement of 496,807 shares of common stock at $7.75 per share, receiving gross proceeds of $3,850,254.

     A substantial portion of the gross proceeds of $9,526,854 from the unit and the common stock offerings were used to finance the purchase of land and a building in Phoenix, Arizona to be used as a 400 bed secure DWI prison and to fund the associated renovation of the building and the start-up costs of the facility, the total cost of which is projected to be approximately $8,500,000.

     Inflation

     The modest levels of inflation since the Company began business in 1989 have not effected the Company's results of operations. Multi-year contracts have built-in fixed price adjustments in succeeding years which take into account increases in various type of expenses, (i.e., payroll and related expenses, rent, insurance). Negotiations on contracts subject to renewal each year or for each two year period take into account increases for payroll and other expenses.

     Item 7. Financial Statements

     The information is contained on Pages F-1 through F-21 hereof.

     Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

     Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

     * 2.1 Stock Transfer Agreements between the Company and the stockholders of each of Esmor Management, Inc., Esmor (Brooklyn), Inc., Esmor Manhattan, Inc., Esmor (Seattle), Inc., Esmor New Jersey, Inc., Esmor Texas, Inc. and Esmor Houston, Inc.

     * 3.1 Certificate of Incorporation dated October 28, 1993

     * 3.2 By-Laws

     * 4.2 Form of Underwriter's Warrant between the Company and Janney Montgomery Scott Inc.

     *10.1 Stock Option Plan

     *10.5 Employment Agreement between the Company and James F. Slattery

     *10.6 Employment Agreement between the Company and Aaron Speisman

     *10.7 Contract between the Company and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in New York, New York for men, dated February 1, 1991

     *10.7.1 Exercise of third option year of the contract for operation of a facility in New York, New York for men

     #10.7.2 Extension of contract for operation of a facility in New York, New York for men through March 31, 1995

     *10.8 Contract between the Company and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in New York, New York for women, dated February 1, 1991

     *10.8.1 Letter dated September 23, 1993 from the U.S. Department of Justice, Federal Bureau of Prisons expressing its intent to exercise the second option year of the contract

     *10.8.2 Exercise of second option year of the contract for operation of a facility in New York, New York for women

     #10.8.3 Exercise of third option of the contract for operation of a facility in New York, New York for women through June 30, 1995

     *10.9 Contract between the Company and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in Brooklyn, New York, dated November 13, 1990

     *10.9.1 Letter dated September 23, 1993 from the U.S. Department of Justice, Federal Bureau of Prisons expressing its intent to exercise the third option year of the contract

     *10.9.2 Exercise of third option year of the contract for operation of a facility in Brooklyn, New York

     #10.9.3 Extension of contract for operation of a facility in Brooklyn, New York through March 31, 1995

     *10.10 Bridge Contract between the Company and the U.S. Department of Justice, Immigration and Naturalization Service for operation of the Seattle Processing Center, dated September 28, 1993

     *10.11 Contract between the Company and the Judicial District Community Supervision and Corrections Department of Tarrant County, dated September 1, 1993

     #10.11.1 Renewal and Amendment of Agreement between the Company and the Judicial District Community Supervision and Corrections Department of Tarrant County, dated October 5, 1994

     **10.11.2 Contract between the Company and the Judicial District Community Supervision and Corrections Department of Tarrant County, dated September 26, 1995 for the operation of the Tarrant County Community Corrections Facility

     *10.12 Contract between the Company and the New York State Department of Corrections, dated July 17, 1992

     **10.12.1 Extension of Contract between the Company and the New York State Department of Corrections

     *10.13 Contract between the Company and the Texas Department of Criminal Justice, Pardons and Paroles Division

     #10.13.1 Extension to the contract between the Company and the Texas Department of Criminal Justice, Pardons and Paroles Division for operation of the South Texas Intermediate Sanction Facility

     ** 10.13.2 Contract between the Company and the Texas Department of Criminal Justice for operation of the South Texas Intermediate Sanction Facility

     *10.14  Contract   between  the  Company  and  the  U.S.   Immigration  and
Naturalization Service for operation of the New Jersey Processing Center, dated August 13, 1993

     **10.14.1 Contract between the Company and the U.S. Immigration and Naturalization Service extending the period which the INS has to exercise its renewal option under its contract for the operation of the New Jersey Processing Center

     *10.15 Agreement between the Company and William Banks, dated October 31, 1989

     *10.15.1 Letter dated December 9, 1993 from William Banks to the Company

     *10.16 Form of Sub-Lease between the Company and LeMarquis Operating Corp.

     *10.17 Form of Lease between the Company and Myrtle Avenue Family Center, Inc.

     *10.18 Lease between the Company and T. NY (USA)

     #10.19 Contract by and between Esmor Canadian, Inc. and the Board of Trustees for the Hemphill County Juvenile Detention Center for operation of the Hemphill County Juvenile Detention Center

     #10.20 Contract between Esmor Fort Worth, Inc. and the Texas Department of Criminal Justice, Pardons and Paroles Division for the Fort Worth Community Corrections Facility

     #10.21 Contract dated September 1, 1994 by the Community Supervision and Corrections Department of Travis County, Texas for the Travis County Substance Abuse Treatment Facility

     **10.21.1 Contract dated October 1, 1995 by the Community Supervision and Corrections Department of Travis County, Texas for the Travis County Substance Abuse Treatment Facility

     #10.22 Contract between the Company and the U.S. Department of Justice, Immigration and Naturalization Service for operation of the Seattle Processing Center, effective August 1, 1994

     **10.22.1 Exercise of second option of the contract for operation of the Seattle Processing Center

     #10.23 Lease between Esmor Fort Worth, Inc. and Region Enterprises, Inc.

     #10.24 Revolving Credit and Term Loan Agreement with Marine Midland Bank dated as of July 28, 1994

     **10.25 1994 Non-Employee Director Stock Option Plan

     **10.26 Loan and Security Agreement with NationsBank, N.A. (South) dated as of December 31, 1995.

     **10.27 Lease between the Company and Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership dated as of June 30, 1995

     **10.28 Lease between the Company and Gayton Crossing dated as of May 26, 1995

     **10.29 Contract between the Company and the State of Florida, Correctional Privatization Commission dated October 6, 1995 for operation of the Pahokee Youth Facility

     **10.30 Contract between the Company and the State of Florida, Correctional Privatization Commission dated October 6, 1995 for operation of the Polk City Youth Facility

     **10.31 Contract between the Company and the State of Arizona, Department of Corrections for operation of the Arizona DWI Facility

     **10.32 Contract between the Company and the State of Florida, Department of Juvenile Justice for operation of the Bartow Youth Facility

     **10.33 Contract, effective as of December 22, 1995, between the Company and Johnson County, Texas for the Johnson County Juvenile Detention Center

     **10.34 Asset Purchase Agreement dated as of December 15, 1995 between the Company and Corrections Corporation of America

     **10.35 Construction Contract dated as of December 28, 1995 between the Company and Bison Industries, Inc. for construction of the Pahokee (Florida) Youth Facility

     **10.36 Design and Construction Contract dated as of December 1, 1995 by and between the Company, the Florida Correctional Finance Corporation and the State of Florida, Correctional Privatization Commission for the design and construction of the Polk City (Florida) Youth Facility

     **10.37 Contract dated July 1, 1995, between the Company and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in New York, New York

     **10.38 Contract between the Company and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in Brooklyn, New York

     **22.1 List of Significant Subsidiaries

     **23.1 Consent of Grant Thornton LLP

     ---------------
     *Incorporated  by reference to the Company's  Registration
Statement on Form SB-2 (File No. 33-71314-NY).

     #Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994

     **Incorporated by reference to the initial filing of the Company's Annual Report on Form 10- KSB for the year ended December 31, 1995.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K for its last quarter in Fiscal 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORRECTIONAL SERVICES CORPORATION
                                           Registrant

                                           By: \s\ James F. Slattery
                                               James F. Slattery, President

Dated:  September 11, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                       Title                                    Date


\s\ James F. Slattery                    President (Principal Executive                      September 11, 1996
James. F. Slattery                       Officer) and Director

\s\ Esther Horn                          Director                                            September 11, 1996
Esther Horn

\s\ Aaron Speisman                       Vice President, Secretary and                       September 11, 1996
Aaron Speisman                           Director

\s\ Lee Levinson                         Chief Financial Officer (Principal                  September 11, 1996
Lee Levinson                             Financial Officer)

\s\ Raymond S. Evans                     Director                                            September 11, 1996
Raymond S. Evans

\s\ William J. Barrett                   Director                                            September 11, 1996
William J. Barrett

\s\ Stuart Gerson                        Director                                            September 11, 1996
Stuart Gerson

\s\ Melvin Stith                         Director                                            September 11, 1996
Melvin Stith

\s\ Diane McClure                        Vice President and Director                         September 11, 1996
Diane McClure

\s\ Richard Staley                       Vice President and Director                         September 11, 1996
Richard Staley


                                 C O N T E N T S


                                                                                                               Page


Report of Independent Certified Public Accountants                                                            1


Consolidated Financial Statements

      Consolidated Balance Sheets                                                                             2

      Consolidated Statements of Operations                                                                   3

      Consolidated Statement of Stockholders' Equity                                                          4

      Consolidated Statements of Cash Flows                                                                  5-6

      Notes to Consolidated Financial Statements                                                              7



               Report Of Independent Certified Public Accountants


                               Board of Directors
                       Correctional Services Corporation
                  (formerly Esmor Correctional Services, Inc.)

     We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries (formerly Esmor Correctional Services, Inc.) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

     As discussed in Note L-1, the financial statements as previously reported have been restated in regards to the valuation of the Receivable from Sale of Equipment and Leasehold Improvements.


GRANT THORNTON LLP

New York, New York
March 1, 1996  (except  for Notes L-1 and L-2,  as to which the dates are August
  13, 1996 and March 6, 1996, respectively)

               Correctional Services Corporation and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                    CONSOLIDATED BALANCE SHEETS December 31,



                                     ASSETS                                                  1995                   1994

CURRENT ASSETS
  Cash and cash equivalents                                                                $ 3,756,748        $     308,446
  Restricted cash                                                                              750,000                    -
  Accounts receivable                                                                        3,374,229            4,804,014
  Prepaid expenses and other                                                                 1,415,306              640,643
  Total current assets                                                                       9,296,283            5,753,103
BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  AT COST, NET                                                                               7,226,323            7,518,001
RECEIVABLE FROM SALE OF EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS                                                                               3,207,882                    -

OTHER ASSETS
  Deferred development and start-up costs, net                                               1,729,270            1,061,671
  Deferred income taxes                                                                      1,120,000                    -
  Other                                                                                        760,769              185,562

                                                                                           $23,340,527          $14,518,337

                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                 $  3,535,165        $  2,639,515
  Current portion of long-term debt                                                           1,221,022           1,757,384
     Total current liabilities                                                                4,756,187           4,396,899
LONG-TERM DEBT                                                                                4,000,000           3,028,020
SUBORDINATED PROMISSORY NOTES                                                                 5,362,295                   -
COMMITMENTS AND CONTINGENCIES                                                                         -                   -
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                                           -                   -
  Common stock, $.01 par value, 10,000,000 shares authorized,
    4,911,688 and 4,407,828 shares issued and outstanding
    as of 1995 and 1994, respectively.                                                           49,117              44,079
  Additional paid-in capital                                                                  9,479,436           5,616,456
  Retained earnings                                                                           (306,508)           1,432,883
                                                                                             9,222,045            7,093,418
                                                                                           $23,340,527          $14,518,337



     The accompanying notes are an integral part of these statements.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Year ended December 31,
                                                                                            1995                   1996
Revenues
Resident fees                                                                            $30,482,683            $23,655,226
Other income                                                                               1,069,469                617,763

                                                                                          31,552,152             24,272,989

Expenses
  Operating                                                                               19,731,797             14,899,192
  General and administrative                                                               9,938,344              6,695,599
  Interest                                                                                   761,702                133,315
  New Jersey facility closure costs                                                        3,909,700                      -

                                                                                          34,341,543             21,728,106

  (Loss) earnings before income tax (benefit) provision                                   (2,789,391)             2,544,883

Income tax (benefit) provision                                                            (1,050,000)             1,002,000

  NET (LOSS) EARNINGS                                                                   $ (1,739,391)          $  1,542,883


Net (loss) earnings per common share                                                           $(.38)                  $.35


Weighted average shares outstanding                                                        4,552,707              4,394,734

















        The accompanying notes are an integral part of these statements.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                         Years ended December 31, 1995 and 1994

                                                                             Additional
                                            Common         Capital            paid-in             Retained
                                            stock           stock             capital            earnings               Total

Balance at January 1,
1994                                                       $22,000           $1,934,429            $ (30,914)          $1,925,515
Common stock issuance                       $33,583        (22,000)           4,093,437                    -            4,105,020
5% common stock
dividend                                      1,680              -               (1,680)                   -                    -
Combined deficit of
affiliated companies
prior to recapitalization
  of Company                                      -               -             (30,914)              30,914                    -
Cash distributions paid
prior to recapitalization
  of Company                                      -               -            (480,000)                    -            (480,000)
Five-for-four common                                                                                                            -
 stock split                                  8,816               -              (8,816)                    -
Net earnings                                      -               -             110,000            1,432,883            1,542,883

Balance at December 31,
1994                                         44,079               -           5,616,456            1,432,883            7,093,418
Exercise of stock options                        70               -              33,250                     -              33,320
Common stock issuance                         4,968               -           3,464,730                     -           3,469,698
Issuance of warrants
with subordinated
 promissory notes                                 -               -             365,000                     -             365,000
Net loss                                          -               -                    -          (1,739,391)          (1,739,391)

Balance at December                         $49,117      $        -           $9,479,436        $   (306,508)          $9,222,045
31, 1995











         The accompanying notes are an integral part of this statement.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year ended December 31,
                                                                                                 1995                 1994
Cash flows from operating activities:
    Net (loss) earnings                                                                           $(1,739,391)          $1,542,883
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities
       Depreciation and amortization                                                                1,168,850              776,255
       Amortization of subordinated promissory note discount                                           50,695                    -
       New Jersey facility asset impairment                                                         2,771,424                    -
       New Jersey deferred development costs writedown                                                416,201                    -
       Amortization of deferred loan costs                                                            127,568              111,854
       Deferred income tax benefit                                                                 (1,120,000)                   -
       Changes in operating assets and liabilities
           Accounts receivable                                                                      1,429,785          (3,148,806)
           Prepaid expenses and other                                                                (774,644)           (269,641)
           Accounts payable and accrued liabilities                                                   895,650             785,258

                    Net cash provided by (used in) operating activities                             3,226,138            (202,197)

Cash flows from investing activities:
    Capital expenditures                                                                           (6,110,693)         (7,693,761)
    Development and start-up costs                                                                 (1,824,268)           (401,772)
    Increase in unexpended construction funds                                                        (750,000)                   -


                    Net cash used in investing activities                                          (8,684,961)         (8,095,533)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                          3,469,698           4,105,020
    Proceeds from long-term borrowing                                                               1,500,000           4,078,261
    Payments on long-term borrowings                                                               (1,282,715)           (242,857)
    Proceeds (payments) on short-term debt                                                            218,333             (15,198)
    Issuance of subordinated promissory notes and warrants                                          5,676,600                    -
    Debt issuance costs                                                                              (652,101)                   -
    Proceeds from exercise of stock options                                                            33,320                    -
    Other assets                                                                                      (56,010)             469,924
    Distributions to stockholders                                                                           -            (480,000)
                    Net cash provided by financing activities                                       8,907,125           7,915,150



      The accompanying notes are an integral part of these statements.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                Year ended December 31,
                                                                                                  1995                    1994

NET INCREASE (DECREASE) IN CASH AND CASH                                                         $3,448,302            $(382,580)
EQUIVALENTS

Cash and cash equivalents at beginning of year                                                      308,446              691,026

Cash and cash equivalents at end of year                                                         $3,756,748             $308,446

Supplemental disclosures of cash flows information:
    Cash paid during the year for
      Interest                                                                                     $602,700             $179,500
      Income taxes                                                                                 $789,500             $927,800


     Supplemental disclosure of noncash activity:

     The valuation of the warrants issued, $365,000, with the subordinated promissory notes in 1995 are included in Additional Paid-in Capital.






















        The accompanying notes are an integral part of these statements.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1995 and 1994


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Correctional   Services   Corporation  and  Subsidiaries   (formerly  Esmor
Correctional Services, Inc.) operate and manage detention and correctional facilities for Federal, state and local government agencies.

     1. Principles of Consolidation

     The consolidated financial statements include the accounts of Correctional Services Corporation and its wholly-owned subsidiaries, Esmor, Inc., Esmor Management, Inc., Esmor Brooklyn, Inc., Esmor Seattle, Inc., Esmor Manhattan, Inc., Esmor Mansfield, Inc., Esmor Houston, Inc., Esmor New Jersey, Inc., Esmor Ft. Worth, Inc., Esmor Canadian, Inc. and Esmor Travis, Inc. (collectively the "Company" or the "Esmor companies"). All significant intercompany balances and transactions have been eliminated.

     2. Revenue Recognition

     Revenue is recognized at the time the service is provided. Revenues are principally derived from government agencies. The Company's accounts receivable balance is considered fully collectible based on historical experience and management's current evaluation. Accordingly, no allowance for doubtful accounts has been provided in the accompanying financial statements.

     3. Building, Equipment and Leasehold Improvements

     Building, equipment and leasehold improvements are carried at cost. Depreciation of building is computed under the straight-line method over a 20 year period. Depreciation of equipment is computed under the straight-line method over a five-year period. Leasehold improvements are being amortized over the shorter of the life of the asset or applicable lease term (ranging from five to ten years).

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     4. Deferred Development and Start-up Costs

     Deferred development costs consist of costs that can be directly associated with a specific anticipated contract and, if the recoverability from that contract is probable, they are deferred until the anticipated contract has been awarded. At the commencement of operations of the facility, the deferred development costs are amortized over the life of the contract (including option periods) as development costs. Costs of unsuccessful or abandoned contracts are charged to expense when their recovery is not considered probable. Facility start-up costs are incurred (after a contract is awarded) in connection with the opening of new facilities under contract. These costs, which are required under the contract, to the extent recoverable, are capitalized from the date of award until revenue commences, at which time they are amortized on a straight-line basis over the term (including option periods) ranging from one to five year periods of the government contracts.

     5. Income Taxes

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") in 1994. The standards for SFAS No. 109 required that the Company utilize an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes under SFAS 109 are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's consolidated financial statements. The adoption of SFAS No. 109 had an insignificant effect on the Company's financial statements.

     6. Earnings (Loss) Per Share

     The computation of net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the year plus common stock equivalents representing shares issuable upon the assumed exercise of stock options and warrants. Common stock equivalents were not included for the year ended December 31, 1995, as their effect would be anti-dilutive.

     7. Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Included in cash and cash equivalents is restricted cash of $750,000. This amount represents final payment to be made in 1996 to a contractor for the completion of the Phoenix, Arizona facility.

     8. Reclassifications

     Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation. In addition, certain amounts have been reclassified from deferred development and start-up costs to buildings, equipment and leasehold improvements as of December 31, 1995.

     9. Use of Estimates in Consolidated Financial Statements

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect the variances, if any, to have a material effect on the consolidated financial statements. For discussion of the realization of Receivable from Sale of Equipment and Leasehold Improvements, see Note L.

     10. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

     The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The standards for SFAS No. 121 require that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and to value long-lived assets to be disposed of. The primary objectives under SFAS No. 121 are to (a) recognize an impairment loss of an asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable or (b) if planning to dispose of long-lived assets or certain identifiable intangibles, such assets have been reflected in the Company's consolidated financial statements at the net asset value less cost to sell. The effect of adopting SFAS 121 was not considered material to the consolidated financial statements.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     11. Accounting Pronouncements Not Yet Adopted

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," is required to be adopted in 1996 and allows for a choice of the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB 25 or the new "fair value" method contained in SFAS No. 123. The Company intends to implement SFAS No. 123 in 1996 by continuing to account for stock-based compensation under APB 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and will be disclosed in the notes to the financial statements.


     NOTE B - CONTRACTUAL AGREEMENTS WITH GOVERNMENT AGENCIES

     The Company currently operates eleven secure and non-secure corrections or detention programs in the states of Florida, New York, Texas and Washington for Federal, state and local government agencies. The Company has entered into agreements with the state of Arizona, whereby operations are scheduled to commence in March 1996, and the state of Florida, whereby operations are scheduled to commence in the first quarter of 1997. The Company's secure facilities include a detention and processing center for illegal aliens, intermediate sanction facilities for parole violators and a shock incarceration facility, which is a military style "boot camp" for youthful offenders. Non-secure facilities include residential programs such as community corrections facilities for federal and state offenders serving the last six months of their sentences and non-residential programs such as home confinement supervision.

     The Company is compensated on the basis of the number of offenders held in each of its facilities. The Company's contracts may provide for fixed per diem rates or monthly fixed rates. Some contracts also provide for minimum guarantees.

     The terms of each contract vary and can be from one to five years. Contracts for more than one year have renewal options which either are exercisable on mutual agreement between the Company and the government agency or are exercisable by the government agency alone.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents, subordinated promissory notes and long-term debt.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     1. Cash and Cash Equivalents

     The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

     2. Subordinated Promissory Notes and Long-Term Debt

     The fair value of the Company's subordinated promissory notes and long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                                                             Year Ended December 31,

                                                                    1995                                1994

                                                         Carrying              Fair          Carrying         Fair
                                                          Amount              Amount          Amount         Amount

  Cash and cash equivalents                             $3,757,000          $3,757,000      $308,000       $308,000
  Long-term debt                                        $5,221,000          $5,221,000    $4,785,000     $4,785,000
  Subordinated promissory notes                         $5,362,000          $5,362,000          -             -



     3. Receivable from Sale of Equipment and Leasehold Improvements

     The carrying value of the Receivable from Sale of Equipment and Leasehold Improvements at December 31, 1995 is $3,207,892. The Company believes the fair value of the Receivable from Sale of Equipment and Leasehold Improvements is not practicable to estimate (see note L-1).

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:



                                                                                     1995               1994


Prepaid insurance                                                                $   190,754         $393,605
Prepaid real estate taxes                                                            122,473          126,174
Prepaid and refundable income taxes                                                  665,878                -
Other                                                                                436,201          120,864

                                                                                  $1,415,306         $640,643





     NOTE E - BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Building, equipment and leasehold improvements, at cost, consist of the following:

                                                                                1995                  1994


Building                                                                      $5,742,749        $           -
Equipment                                                                      1,138,276            3,477,778
Leasehold improvements                                                         1,000,678            4,962,912
                                                                               7,881,703           8,440,690

Less accumulated depreciation                                                   (655,380)           (922,689)

                                                                              $7,226,323          $7,518,001



     Depreciation expense for the years ended December 31, 1995 and 1994 was approximately $1,040,000 and $639,000.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE F - OTHER ASSETS

     Deferred development and start-up costs are comprised of the following:


                                                                                     1995                 1994

Development costs                                                                 $1,663,804          $  874,286
Start-up costs                                                                       354,880             425,043
                                                                                   2,018,684           1,299,329

Less accumulated amortization                                                       (289,414)           (237,658)


                                                                                 $1,729,270           $1,061,671




     The December 31, 1995 balance of $2,266,409 includes development costs of $48,500 related to unawarded contracts.

     Other assets consist of the following:


                                                                                          1995             1994

Deferred refinancing costs                                                              $587,424         $ 43,946
Deposits                                                                                 125,773                -
Deferred lease option costs                                                               34,664           40,000
Other                                                                                     12,908          101,616

                                                                                        $760,769         $185,562



     Amortization expense of deferred development and start-up costs for the years ended December 31, 1995 and 1994 was approximately $202,000 and $137,000, respectively.


     NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:


                                                                                     1995                 1994

Accounts payable                                                                  $1,324,963          $1,289,334
Accrued expenses                                                                   1,722,848             509,812
Payroll and related taxes                                                            284,633             357,956
Construction costs                                                                   120,120             349,683
Income taxes                                                                          82,601             132,730

                                                                                  $3,535,165          $2,639,515

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE H - DEBT

     Effective December 31, 1995, the Company and NationsBank, N.A. entered into a loan and security agreement totaling $11.0 million expiring on January 15, 1998. The agreement consists of $5 million term loan at a fixed rate of 8.92%, which refinanced previous debt with another bank, and a $6 million revolving line of credit for working capital purposes. The term loan is repayable in monthly installments of $83,333 until the facility's expiration date, at which time the remaining balance is due. Borrowings under the revolver are based, at the Company's option, on .75% over the bank's prime rate or the London International Bank Rate (LIBOR) plus 3.35%. After September 30, 1996 the interest rate charged under either method will be based on the Company's financial performance as specified in the agreement. Further, the Company is required to pay an annual commitment fee of .25% of the average unused portion of the facility. The Company has granted the bank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building to be used for its Phoenix, Arizona facility. The lending agreement contains certain financial covenants including a debt service coverage ratio and a senior liabilities to tangible net worth and subordinated debt ratio. The agreement precludes the payment of dividends and stock repurchase or redemptions prior to December 31, 1996. Thereafter, such dividends, purchase or redemptions is limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above-noted financial covenants.

     Through a series of transactions that closed in July, August and September 1995, the Company issued 5,676.6 units at $1,000 per unit, in a private placement of its securities ("1995 Private Placement"). Each unit consists of
(i) a 10% subordinated promissory note due July 31, 1998 in the principal amount of $1,000, interest payable quarterly and (ii) a four year warrant to purchase 154 shares of common stock at $7.75 per share. The Company received proceeds of $5,676,600 in connection with the 1995 Private Placement and recorded the market value of the warrants, $365,000, as promissory note discount amortized over three years. The net proceeds from such issuance are being used to construct and renovate its Phoenix, Arizona facility.

     The Company's prior revolving credit and term loan agreement dated July 18, 1994, with a bank, provided the Company with maximum borrowings of $5,000,000, at the bank's prime rate plus 1% per annum, in the form of: (i) a $1,000,000 revolving credit agreement expiring July 28, 1996 and (ii) a $4,000,000 term loan agreement with the outstanding principal payable in monthly installments through August 31, 1999. The Company had granted the prior bank a first priority security interest in all of its assets. On March 24, 1995, the Company entered into a $1,500,000 project loan and term loan agreement with a bank. Proceeds from the loan were used to finance the cost of construction of the Company's Canadian, Texas facility. As noted above, these loans have been repaid in full by the loan and security agreement with NationsBank, N.A.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE H - DEBT - (Continued)

     On July 28, 1995, the Company entered into an agreement with the bank under which this bank (i) waived its right to declare the revolving credit and term loan agreement dated July 28, 1994 and the project loan and term loan agreement dated March 24, 1995 in default in the event of the expiration of the Company's Elizabeth, New Jersey contract with the United States Department of Justice, Immigration and Naturalization Services ("INS"), and (ii) consented to the Company's 1995 Private Placement, see above. In addition, the Company granted the prior bank a first priority deed of trust, assignment of rents and security interest on its Phoenix, Arizona facility and the assignment of leases and rents on its Elizabeth, New Jersey facility. Pursuant to the agreement, the maturity date of the term loan agreements became July 1, 1997, payable in monthly installments of $92,000 with the balance due July 1, 1997. Under the agreement, the Company prepaid $250,000 of the term loans in September 1995. In connection with the agreement, the President and Executive Vice President gave limited personal guarantees, not to exceed $1,200,000 each. On December 31, 1995, the term loan, revolving line of credit and project loan agreements were paid in full by the loan and security agreement with NationsBank, N.A.

     Borrowings under the long-term debt and revolving line of credit agreements consist of the following:

                                                                                   1995                 1994


Term loans                                                                       $5,000,000          $4,785,404
Revolving line of credit                                                            221,022                   -

                                                                                  5,221,022           4,785,404
Less
  Current maturities                                                              1,221,022           1,757,384

                                                                                 $4,000,000          $3,028,020




     Aggregate maturities of long-term debt as of December 31, 1995 are as follows:

1996                                                      $1,221,022
1997                                                       1,000,000
1998                                                       3,000,000

                                                          $5,221,022



                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE I - RENTAL AGREEMENTS

     Minimum rental commitments under non-cancelable leases as of December 31, 1995, are as follows:

                                                                                                    Related
                                                                                Total              companies

Year ending December 31,
                 1996                                                           $1,770,000          $1,080,000
                 1997                                                            1,735,000           1,080,000
                 1998                                                            1,670,000           1,080,000
                 1999                                                              980,000             600,000
                 2000                                                              700,000             600,000
                 Thereafter                                                        200,000             200,000

                                                                                $7,055,000          $4,640,000




     The Company leases one of its facilities from a related party under a sublease arrangement, which expires April 30, 2000. The Company has a five-year option to renew this sublease arrangement. A portion of this building and annex are occupied by residential and commercial tenants.

     The Company leases another building from a related party. The lease commenced January 1, 1994 and expires December 31, 1998. Thereafter, the Company has three successive five-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this building.

     Rental expense for the years ended December 31, 1995 and 1994 aggregated $1,510,000 and $1,428,000, respectively, and is included in general and administrative expenses. Rent expense to related companies aggregated $1,038,000 and $966,000 for the years ended December 31, 1995 and 1994, respectively.


     NOTE J - INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                  1995                  1994

Current:
  Federal                                     $ (42,000)            $800,000
  State and local                               112,000              202,000
Deferred
  Federal, state and local                   (1,120,000)                -
                                            $(1,050,000)          $1,002,000


                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE J - INCOME TAXES - (Continued)

The following is a reconciliation of the statutory federal income tax rate and the effective tax rate as a percentage of pre-tax income:


                                                                                                   1995            1994

Statutory federal rate                                                                            (34.0)%          34.0%
State taxes, net of federal tax benefit                                                             5.0             4.0
Non-deductible items                                                                                1.2             1.4
Other                                                                                              (9.8)             -
                                                                                                  (37.6)%          39.4%



Deferred income taxes reflect the tax effected impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets are summarized as follows:

                                                          1995                1994


Depreciation                                            $986,000            $27,000
Vacation accrual                                          52,000             42,000
Development costs                                         42,000                 -
Accrued expenses                                          70,000                 -
Other                                                    (30,000)                -


                                                       1,120,000             69,000

Valuation allowance                                                         (69,000)

                                                      $1,120,000           $    -


The Company, after considering its previous pattern of profitability, excluding the New Jersey facility charge, and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


NOTE K - STOCKHOLDERS' EQUITY

On August 4, 1994, the Company's Board of Directors declared a 5% stock dividend payable on September 16, 1994 to stockholders of record on September 2, 1994. On March 8, 1995, the Company's Board of Directors authorized a five-for-four stock split in the form of a 25% stock dividend payable on April 5, 1995 to stockholders of record on March 23, 1995. All references in the financial statements to average number of shares outstanding, per share amounts and stock option data for prior periods presented have been restated to reflect the 5% stock dividend and five-for-four stock split.

During September 1995, the Company completed the private placement of 496,807 shares of common stock at $7.75 per share. The Company received gross proceeds of $3,850,254, net of issuance costs of $380,556. The net proceeds are being used for its Phoenix, Arizona facility.

On February 2, 1994, the Company completed a public offering of 833,333 shares of common stock. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $4,105,020. In connection with the public offering, the Company sold to the representative of the underwriters, for a nominal sum, warrants to purchase from the Company 109,375 shares of common stock. The warrants are exercisable for a period of four years commencing February 2, 1995 at an exercise price of 107% of the initial public offering price ($4.76), increasing to 114% of the initial public offering price on February 2, 1996, 121% of the initial public offering price on February 2, 1997 and 128% of the initial public offering price on February 2, 1998. As of December 31, 1995, all of these warrants remain outstanding.

In connection with the 1995 Private Placement, the Company sold to the agent for the private placement, for a nominal sum, warrants to purchase from the Company 59,681 shares of common stock. The warrants are exercisable for a period of five years commencing September 15, 1995 at an exercise price of $10.00. As of December 31, 1995, all of these warrants remain outstanding.

In connection with the 1995 Private Placement, warrants issued with units totaled 874,198 which are exercisable at $7.75 per share. At December 31, 1995 all of these warrants remain outstanding.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE L - COMMITMENTS AND CONTINGENCIES

     1. New Jersey Facility Closure

     Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities. On December 15, 1995, the Company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price is payable in non-interest bearing monthly installments of $123,000 through August 1999 beginning in the month that the Buyer commences operations of the facility. If the INS re-awards the contract to the Buyer, the unpaid balance is payable in monthly non-interest bearing installments of $123,000 beginning in the first month of the re-award term and the Company will record as income the unpaid balance. On June 13, 1996 the Company, the Buyer, and the INS executed a novation agreement whereby the Buyer became the successor-in-interest to the contract with the INS. In addition, the Company's lease for the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility.

     The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1995 represents the present value of the consideration to be received through August 1999, of $3,207,882 ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,499 resulting from the adjustment of the carrying value of the related assets discussed above.

     The Company has revised the present value of the $6,223,000 purchase price of sale of equipment and leasehold improvements described above, reducing to zero the present value of the $1,800,000 portion of the purchase price, or $1,300,000, contingent upon re-award of the related management contract and increased the provision for New Jersey facility closure costs in a like amount for the year ended December 31, 1995. The effect of the adjustments on the accompanying financial statements at December 31, 1995 is as follows:

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

                                                                                      As Previously
                                                                                        Reported              As Restated

Net loss                                                                             $  (959,391)             $(1,739,391)
Net loss per common share                                                                  (0.21)                   (0.38)
Receivable from sale of equipment and
  leasehold improvements                                                               4,507,882                3,207,882
Deferred income taxes                                                                    600,000                1,120,000
Retained earnings (deficit)                                                              473,492                 (306,508)




     2. Legal Matters

     In May 1993, a former employee of the Company filed suit in the United States District Court, Southern District of New York, claiming that he was intentionally assaulted by employees of Esmor Management, Inc. This employee alleges six causes of action, claiming, among other things, that he was deprived of due process and equal protection and is claiming $5,000,000 in damages on each of his six causes of action. The Company believes such claims to be without merit and is vigorously defending this action. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     In January 1996, a lawsuit was filed with the Supreme Court of New York by a former employee of the Company, alleging sexual harassment and discrimination, as well as physical assault, rape and negligent screening of employees. Total damage sought by plaintiff amounts to $4,000,000 plus attorney fees. The Company believes such claims to be without merit and intends to vigorously defend itself in this action. The ultimate outcome of the lawsuit cannot be determined at this time and accordingly, no adjustment has been made to the consolidated financial statements.

                                      F-21
                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

     On March 6, 1996, former inmates at one of the Company's facilities filed an action in the Supreme Court of the State of New York, County of Bronx. Plaintiffs claim on behalf of themselves and others similarly situated, personal injuries and property damage purportedly caused by negligence and intentional acts of the Company. The lawsuit claims $500,000,000 each for compensatory and punitive damages. The Company intends to vigorously defend itself in this action. The Company has notified its insurance carrier and has requested indemnity and defense. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate outcome of all such proceedings will not have a material adverse effect on the Company.

     3. Contracts

     Renewal of government contracts (Note B) is subject to, among other things, appropriations of funds by the various levels of government involved (Federal, state or local). Also, several contracts contain provisions whereby the Company may be subject to audit by the government agencies involved. These contracts also generally contain "termination for the convenience of the government" and "stop work order" clauses which generally allow the government to terminate a contract without cause. In the event one of the Company's larger contracts is terminated, it may have a material adverse effect on the Company's operations.

     4. Officers' Compensation

     Effective February 9, 1994, the President entered into a five-year employment agreement that provides annual compensation of $189,000, annual cost of living increases and an annual bonus of five percent of pre-tax earnings greater than $1,000,000, not to exceed $200,000.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

     In January 1996, the Company entered into three-year employment agreements with its Chief Operating Officer and Executive Vice President - Finance, which provide annual compensation of $115,000 and $129,000, respectively, and a bonus equal to 3% of pre-tax profits in excess of $1,000,000, not to exceed $50,000 and $75,000, respectively. Pursuant to the terms of the employment agreement, each executive was granted an option to purchase 100,000 shares of common stock. The option was granted at the fair market value of the stock on the date of grant which was $8.875 per share. The options are exercisable as follows: one-third on the date of grant, one-third one year from the date of grant and the remaining one-third two years from the date of grant.

     5. Other


     Approximately 96.6% and 97.5% of the Company's revenues for the years ended December 31, 1995 and 1994, respectively, relate to amounts earned from Federal, state and local contracts. The Company's contracts with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were with the U. S. Bureau of Prisons, INS, the New York State Department of Corrections, and the Texas Department of Criminal Justice.

     6. Phoenix, Arizona Facility - Renovation Costs to Complete

     At December 31, 1995, the Company has incurred approximately $604,000 for the renovation of the Phoenix, Arizona facility. Total anticipated construction costs upon completion approximate $4,516,000. In addition, the Company has restricted cash of $750,000 for the final payment of the renovation costs of this facility.

                        Correctional Services Corporation
                                and Subsidiaries
                  (formerly Esmor Correctional Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1995 and 1994


     NOTE M - STOCK OPTION PLAN

     In October 1993, the Company adopted a stock option plan (the "Stock Option Plan"). This plan provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) nonqualified options to consultants, directors, employees or officers of the Company. The total number of shares which may be sold pursuant to options granted under the stock option plan is 500,000. The Company, in June 1994, adopted a Non-employee Directors Stock Option Plan, which provides for the grant of nonqualified options to purchase up to 196,875 shares of the Company's common stock.

     Options granted under both plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the Stock Option Plan will expire not more than five years from the date of grant.

     Information regarding the Company's stock option plans is summarized below:

                                                                                                           Non-Employee
                                                                                     Stock               Directors Stock
                                                                                   Option Plan              Option Plan

Balance at January 1, 1994                                                                 -                        -
  Granted                                                                            225,313                   65,000

Outstanding at December 31, 1994                                                     225,313                   65,000
  Granted                                                                             54,375                   25,000
  Exercised                                                                           (7,000)                       -

Outstanding at December 31, 1995                                                     272,688                   90,000
Option prices per share

  Granted                                                                     $4.76 - $20.63           $7.05 - $18.75
  Exercised                                                                            $4.76


     At December 31, 1995, stock options for 225,314 shares ($4.76-$8.00 a share) were exercisable under the stock option plans.