Form 10-Q/A
period 1996-03-31
CORRECTIONAL SERVICES CORP
filed 1996-09-12
CIK 914670

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

                          Commission File No.: 0-23038

                        CORRECTIONAL SERVICES CORPORATION
              (Exact name of small business issuer in its charter)

               Delaware                                11-2872782
      -------------------------                 --------------------------
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

                        CORRECTIONAL SERVICES CORPORATION

                                      INDEX

                                                                        Page No
                                                                          ---

Part I.  Financial Information

         Item 1.  Financial Statements

              Balance Sheet - December 31, 1995
              and March 31, 1996...........................................3

              Condensed Consolidated Statements
              of Income - Three Months
              Ended March 31, 1996 and 1995 ...............................4

              Condensed Consolidated Statement
              of Cash Flows - Three Months
              Ended March 31, 1996 and 1995 ...............................5

              Notes to Financial Statements .............................6-9

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation.................................10-16

Part II.  Other Information ..............................................17

              Signature ..................................................18

                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (FORMERLY ESMOR CORRECTIONAL SERVICES, INC.)
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

       ASSETS                                                  March 31,         December 31,
                                                                1996              1995
CURRENT ASSETS
      Cash and cash equivalents                                $451,080          $3,756,748
       Restricted  cash                                        $750,000            $750,000
      Accounts receivable                                     3,058,240           3,374,229
      Prepaid expenses and other current assets                 697,794           1,415,305

              Total current assets                            4,957,114           9,296,283

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS AT COST, NET                                  10,887,193           7,226,323

RECEIVABLE FROM SALE OF
   EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS                                               3,357,882           3,207,882

OTHER ASSETS
     Deferred development and start-up costs, net             2,262,679           1,729,270
     Deferred income taxes                                    1,120,000           1,120,000
     Other                                                      722,702             760,769

                                                            $23,307,570         $23,340,527

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                $3,542,133          $3,535,165
     Current portion of long-term debt                        1,227,545           1,221,022

              Total current liabilities                      4,769,678           4,756,187

LONG-TERM LIABILITIES
     Long-term debt,  less current maturities                3,921,151            4,000,000
     Subordinated notes payable                              5,318,227            5,362,295
                                                             9,239,378            9,362,295

STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value, 1,000,000 shares
       authorized, none issued and outstanding                   --                    --
     Common Stock, $.01 par value, 10,000,000 shares
       authorized 4,922,468 and 4,911,688 shares issued         49,224               49,117
     Additional paid-in capital                              9,545,076            9,479,436
     Deficit                                                  (295,786)            (306,508)
             Total stockholders' equity                      9,298,514            9,222,045

                                                           $23,307,570          $23,340,527

        The accompanying notes are an integral part of these statements

                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (FORMERLY ESMOR CORRECTIONAL SERVICES, INC.)
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                               Three Months Ended


                                                   1996         1995

Revenues:
     Resident fees                                $6,948,544   $7,878,123

     Other income                                    219,208      244,881

                                                   7,167,752    8,123,004

Expenses:
     Operating                                     4,897,231    4,920,017
     General and administrative                    2,038,660    2,315,030
     Interest                                        213,139       97,974

                                                   7,149,030    7,333,021

Income before income taxes                            18,722      789,983


Income tax provision                                   8,000      325,000


Net Income                                           $10,722     $464,983

Net Income per common share                            $0.00        $0.10

Weighted average shares outstanding                4,914,176    4,638,920





        The accompanying notes are an integral part of these statements

                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (FORMERLY ESMOR CORRECTIONAL SERVICES, INC.)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                       Three Months Ended
                                                            March 31,

                                                       1996          1995

Cash flows from operating activities:
  Net income                                         $10,722       $464,983
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                   155,756        479,896
     Amortization of subordinated
       promissory note discount                       22,306           --
     Amortization of deferred loan costs              63,729           --
     Deferred income tax benefit                         0          (85,000)

   Changes in operating assets and liabilities:
     Accounts receivable                             315,989      1,004,074
     Prepaid expenses and other current assets       717,512       (311,861)
     Accounts payable and accrued liabilities          6,964      1,022,354
     Reserve for New Jersey facility
        carrying costs                              (150,000)         --

        Net cash provided by operating activities:   142,978      2,574,446

Cash flows from investing activities:
  Capital Expenditures                            (3,763,144)    (1,623,728
  Development and start-up costs                    (584,889)      (350,906)
  Other assets                                          0            0

        Net cash used in investing activities:    (4,348,033)    (1,974,634)

Cash flows from financing activities:
   Proceeds from long-term borrowing                  17,421        925,000
   Payment on long-term borrowings                   (65,500)      (202,177)
   Proceeds (payments) on short-term debt            (89,746)      (950,000)
   Proceeds from exercise of stock options         64,874          --
  Other assets                                      (27,662)        (41,173)

        Net cash used in financing activities      (100,613)       (268,350)

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                  (3,305,668)        331,462
Cash and cash equivalents at beginning of         3,756,748         308,446
Cash and cash equivalents at end of period         $451,080        $639,908

Supplemental disclosures of cash flows information:  Cash paid during the period for:
  Interest                                         $218,740         $83,246
  Income taxes                                      $23,385         $67,489


        The accompanying notes are an integral part of these statements

                        CORRECTIONAL SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


     NOTE 1 - In August 1996, the Company changed its name from Esmor Correctional Services, Inc. to Correctional Services Corporation. In the opinion of management of Correctional Services Corporation and subsidiaries (the
"Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 1996 and for the three months then ended include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

     NOTE 2 - The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     NOTE 3 - The computation of net loss per common share is based upon the weighted average number of common shares outstanding during the periods. Common stock equivalents were not included for the period ended March 31, 1996 as their effect would be anti-dilutive.

     NOTE 4 - Effective December 31, 1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement (the "Loan Agreement") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement as amended, NationsBank will make revolving credit loans to the Company, from time to time, in amounts not to exceed, in the aggregate, the lesser of $6,000,000 or the Borrowing Base (defined in the Loan Agreement to be eighty-five  (85%)  percent  of the  Company's  and its  subsidiaries'  eligible accounts receivable). Proceeds of revolving credit loans are to be used for working capital purposes (including, without limitation, deferred development and start-up costs in connection with the Company's new or existing facilities). Interest on the revolving credit loans is computed at the Company's option, at either NationsBank's prime rate plus 0.75% or the London International Bank Rate plus 3.35%. As part of the Loan Agreement, NationsBank also made a term loan to the Company in the principal amount of $5,000,000. Proceeds of the term loan were used to repay the Company's existing indebtedness to its former lender. ($5,002,689 at December 31, 1995). The Term Loan bears interest at a fixed rate of 8.92% and is repayable in monthly installments of $83,333 until January 15, 1998, at which time the Loan Agreement terminates and the remaining unpaid balances are due and payable. After September 30, 1996, the interest rate charged under the revolving credit and the term loan will be based on the Company's financial performance as set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company's subsidiaries have guaranteed the Company's obligations under the Loan Agreement and the Company has granted NationsBank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building used for the Arizona DWI prison. The Company is required to pay NationsBank one-quarter of one percent of the average unused portion of the facility. The Loan Agreement contains certain financial covenants including a debt service coverage ratio (as amended effective for June 30, 1996 and for subsequent periods), and a senior liabilities to tangible net worth and subordinated debt ratio. The Company was not in compliance with its debt service coverage ratio as of March 31, 1996. NationsBank agreed to waive this covenant for March 31, 1996 and has amended the debt service coverage ratio covenant under the Agreement. The Loan Agreement precludes the payment of dividends and stock repurchases or redemption's prior to December 31, 1996. Thereafter, such dividends, repurchases or redemption's are limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above-noted financial covenants.

     NOTE 5 - Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities. On December 15, 1995, the Company and a publicly-traded company (the "Buyer") which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which Buyer purchased the equipment, inventory and of supplies, contact rights and records, leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price is payable in monthly non-interest bearing installments of $123,000 through August 1999 beginning in the month the Buyer commences operations of the facility. If the INS re-awards the contract to the Buyer, the unpaid balance is payable in monthly non-interest bearing installments of $123,000 beginning in the first month of the re-award term and the Company will record as income the unpaid balance. On June 13, 1996 the Company, the Buyer and the INS executed a Novation Agreement whereby the Buyer became the Company's successor in interest to the contract with the INS. In addition, the Company's lease agreement for the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation at the Elizabeth, New Jersey facility.

     The receivable from Sale of the Equipment and Leasehold Improvements reflected in the balance sheet at December 31, 1995 and March 31, 1996 represents the present value of the consideration to be received through August 31, 1999, of $3,207,882 and $3,357,882 (unaudited), respectively ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,429 resulting from the adjustment of the carrying value of the related assets discussed above. During the three months ended March 31, 1996 the reserve for carrying and closing costs were reduced by approximately $150,000 of cash payments for rent and other carrying and closing costs.

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


     NOTE 7 - In January, 1996 the Company entered into three year employment agreements with the Chief Operating Officer and the Executive Vice President - Finance. Pursuant to the terms of the employment agreements, each executive was granted an option to purchase 100,000 shares of Common Stock and is entitled to receive a 3% bonus (not to exceed $50,000 and $75,000, respectively) based on profits in excess of $1,000,000 as defined in the agreements.

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

     Item 2. Management's Discussion and Analysis or Plan of Operation

     Results of Operation

     The Company had revenues of $8,123,003 and $7,167,752 for the three months ended March 31, 1995 and 1996, respectively, a decrease of $955,252 or 11.8%. The net decrease in revenues for the 1996 periods as compared to the 1995 periods resulted principally from the discontinuance of the Company's operations at its Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth and Houston, Texas facilities. This decrease was offset in part by revenues generated by the Canadian, Texas facility which began operations in April 1995, the Bartow, Florida facility which began operations in July 1995 and the Phoenix, Arizona facility which began operations in April 1996.

     Operating expenses decreased from $4,920,017 for the three months ended March 31, 1995 to $4,897,231 for the three months ended March 31, 1996, a decrease of $22,786 or .5%. As a percentage of revenues, operating expenses increased from 60.6% for the three months ended March 31, 1995 to 68.3% for the three months ended March 31, 1996. These changes resulted primarily from the opening of the facilities noted above, the addition of management personnel in the corporate office, and the discontinuance of operations at the Company's Elizabeth, New Jersey INS facility.

     General and administrative expenses for the three months ended March 31, 1995 and 1996 were $2,315,030 and $2,038,660, respectively, a decrease of $276,370 or 11.9%. The decline in general and administrative expenses was attributable primarily to the closure of the New Jersey facility in June 1995. As a percentage of revenues general and administrative expenses were 28.5% and 28.4% for the three months ended March 31, 1996 and 1995, respectively.

     Interest expense increased 117.5% from $97,974 for the three months ended March 31, 1995 to $213,139 for the six months ended June 30, 1996. This increase resulted primarily from indebtedness attributable to the placement of $5.6 million of subordinated debt at a 10% interest rate in the third quarter of 1995, proceeds of which were used to fund the purchase and renovation of the Phoenix, Arizona facility.

     As a result of the foregoing factors, the Company had net income of $10,722 or ($0.00) per share for the three months ended March 31, 1996 compared to net income of $464,983 or $0.10 per share for the three months ended March 31, 1995.

     Due to a disturbance at the Company's Elizabeth, New Jersey INS facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities.

     On December 15, 1995, the Company and a publicly-traded company (the "Buyer") which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, and leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price will be payable in non-interest bearing monthly installments of $123,000 through August 31, 1999, following the month the Buyer commences operations of the facility. The unpaid balance is due after August 31, 1999 if the INS re-awards the contract to the Buyer, payable in non-interest bearing monthly installments of $123,000 until the $6,223,000 is paid. On June 13, 1996 the Company, the Buyer and the INS executed a Novation Agreement whereby the Buyer became the Company's successor in interest to the contract with the INS. In addition, the Company's lease agreement to the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation at the Elizabeth, New Jersey INS facility.

     The receivable from the sale of the equipment and leasehold improvements reflected on the balance sheet at December 31, 1995 and March 31, 1996 represents the present value of the consideration to be received through August 31, 1999, of $3,207,882 and $3,357,882 (unaudited), respectively ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996, the estimated transfer dates. The statement of operations for 1995 reflects a provision for closure costs of

$3,909,700, which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,499 resulting from the adjustment of the carrying value of the related assets discussed above. During the three months ended March 31, 1996 the reserve for carrying and closing costs were reduced by approximately $150,000 of cash payments for rent and other carrying and closing costs.

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


                                                               As Previously
                                                                 Reported               As Restated
                                                               ------------            -------------
Receivable from sale of equipment and leasehold
improvements...................................................$4,507,882              $3,207,882
Deferred income taxes..........................................   600,000               1,120,000
Retained earnings (deficit)....................................   473,492                (306,438)




     If the INS contract is re-awarded to the Buyer in August 1999, the Company will record as income the unpaid balance.

     Liquidity and Capital Resources

     The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

     The Company had working capital at March 31, 1996 of $189,436, a decline of $4,352,660 from the Company's working capital at December 31, 1995, principally attributable to funds used for construction of the Company's Phoenix, Arizona facility, which opened April 11, 1996. The Company's current ratio declined to
1.04 to 1 at March 31, 1996 from 1.95 to 1 at December 31, 1995. At March 31, 1996, the projected start-up costs for the two 350-bed detention facilities in Florida, scheduled to become operational in the first quarter of 1997, were estimated at $3.0 million, which will be funded by the public offering scheduled for September 1996.

     Net cash provided by operating activities was $1,142,978 for the three months ended March 31, 1996 as compared to $2,574,446 for the three months ended March 31, 1995. The decrease was attributable primarily to the reduction in depreciation and amortization resulting from the closure of the Elizabeth, New Jersey INS facility and changes in working capital. Net cash of $4,348,033 was used in investing activities for the three months ended March 31, 1996 as a result of fixed asset acquisition costs of $3,763,144, the majority of which related to the Company's Phoenix, Arizona facility and $584,889 in additional deferred development and start-up costs. Net cash of $100,613 was used in financing activities in the three months ended March 31, 1996 as compared to $268,350 in the three months ended March 31, 1995. The principal use of such funds in both periods was payment of bank borrowings.

     Financing

     Effective December 31, 1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement (the "Loan Agreement") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement, the Company, from time to time, may borrow up to the lesser of $6,000,000 or 85.0% of the Company's eligible accounts receivable. Loan proceeds are to be used for working capital, including deferred development and start-up costs in connection with new or existing facilities. Interest on the revolving credit loan is computed, at the Company's option, at either NationsBank prime rate plus 0.75% or the London International Bank Rate plus 3.35%. Under the Loan Agreement, Nationsbank also made a term loan to the Company in the principal amount of $5,000,000, which was applied to repay the Company's indebtedness of $5,002,869 to another bank. The term loan bears interest at 8.92% and is repayable in monthly installments of $83,333 until January 15, 1998, at which time the Loan Agreement terminates and any remaining unpaid balances are due and payable. After September 30, 1996, the interest rate payable under the revolving credit loan will be based on the Company's financial performances set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company has granted NationsBank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building of the Phoenix, Arizona facility. The Company is required to pay NationsBank 0.25% of the average unused portion of the revolving credit loan. The Company was not in compliance with a cash flow-based debt service coverage ratio at March 31, 1996 and renegotiated such ratio.

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



                                      CORRECTIONAL SERVICES CORPORATION
                                      Registrant


                                  By: \s\ Aaron Speisman
                                      Aaron Speisman, Secretary



                                  By: \s\ Lee Levinson
                                      Lee Levinson
                                      Chief Financial Officer


Dated:  September 12, 1996