Form 10QSB/A
period 1996-06-30
CORRECTIONAL SERVICES CORP
filed 1996-09-12
CIK 914670

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

                          Commission File No.: 0-23038


                        CORRECTIONAL SERVICES CORPORATION
              (Exact name of small business issuer in its charter)

              Delaware                              11-2872782
 ----------------------------------   --------------------------------------
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

                        CORRECTIONAL SERVICES CORPORATION

                                      INDEX

                                                                     Page No.
                                                                   ------------

Part I.   Financial Information


         Item 1.  Financial Statements

             Balance Sheet - December 31, 1995
              and June 30, 1996............................................3

              Condensed Consolidated Statements
              of Income - Six and Three Months
              Ended June 30, 1996 and 1995 ................................4

              Condensed Consolidated Statement
              of Cash Flows - Six and Three Months
              Ended June 30, 1996 and 1995 ................................5

              Notes to Financial Statements ............................6-13

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation.................................14-21

Part II.  Other Information ...........................................22-24

              Signature ..................................................25

                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (formerly ESMOR CORRECTIONAL SERVICES,INC.)
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)



       ASSETS                                   June 30,    December 31,
                                                  1996          1995
                                                             As Restated

CURRENT ASSETS
      Cash and cash equivalents                   $37,757     $3,756,748
      Restricted  cash                           $233,761       $750,000
      Accounts receivable                       3,785,150      3,374,229
      Receivable from sale of equipment
        and leasehold improvements                738,000       --
      Prepaid expenses and other
        current assets                           1,008,725     1,415,306

                        Total current assets    5,803,393      9,296,283

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS AT COST, NET                    11,693,805      7,226,323

RECEIVABLE FROM SALE OF EQUIPMENT
  AND LEASEHOLD IMPROVEMENTS                    2,769,882      3,207,882
OTHER ASSETS
     Deferred development and start-up
      costs, net                                2,774,791      1,729,270
     Deferred income taxes                      1,120,000      1,120,000
     Other                                        674,239        760,769

                                              $24,836,110    $23,340,527

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities  $3,431,109     $3,535,165
     Current portion of long-term debt          2,973,545      1,221,022

           Total current liabilities            6,404,654      4,756,187

LONG-TERM LIABILITIES
     Long-term debt, less current maturities    3,598,498      4,000,000
     Subordinated promissory notes              4,031,734      5,362,295
                                                7,630,232      9,362,295
STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value,
      1,000,000 shares authorized,
       none issued and outstanding                  --             --
    Common Stock, $.01 par value,
      30,000,000 shares authorized,
      4,911,688 and 514,503 and shares issued     51,455         49,117
     Additional paid-in capital                11,069,802      9,479,436
     Deficit                                     (320,033)      (306,508)
         Total stockholders' equity            10,801,224        922,045

                                              $24,836,110    $23,340,527

         The accompanying notes are an integral part of these statements





                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (formerly ESMOR CORRECTIONAL SERVICES,INC.)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)





                                            Six Months Ended              Three Months Ended
                                                June 30,                         June 30,

                                          1996          1995              1996            1995

Revenues:
     Resident fees                   $14,713,854    $15,793,952        $7,765,310      $7,915,829

     Other income                        358,857        612,409           139,649         367,528

                                      15,072,711     16,406,361         7,904,959       8,283,357

Expenses:
     Operating                        10,241,743      9,914,657         5,344,512       4,994,640
     General and administrative        4,401,982      5,064,367         2,363,322       2,749,337
     New Jersey facility closure         --           1,488,000             --          1,488,000
     Interest                            452,511        214,908           239,372         116,934

                                      15,096,236     16,681,932         7,947,206       9,348,911

Loss before income taxes                 (23,525)      (275,571)          (42,247)     (1,065,554)


Income tax expense (benefit)            (10,000)         21,000           (18,000)       (304,000)


Net Loss                               ($13,525)      ($296,571)         ($24,247)      ($761,554)


Net Loss per common share                 $0.00          ($0.07)            $0.00          ($0.17)

Weighted average shares
  outstanding                         4,974,752       4,407,828         5,032,605       4,407,828





        The accompanying notes are an integral part of these statements.

                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                  (formerly ESMOR CORRECTIONAL SERVICES,INC.)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                        Six Months Ended                   Three Months Ended
                                                             June 30,                          June 30,

                                                        1996          1995              1996           1995

Cash flows from operating activities:
  Net (loss) earnings                               ($13,525)      ($296,571)        ($24,246)      ($761,554)
  Adjustments to reconcile net (loss)
   earnings to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                   480,605       1,940,366          324,852       1,460,470
     Amortization of subordinated
      promissory note discount                        49,894           --              27,588           --
     Amortization of deferred loan costs             127,118           --              63,389           --
     Deferred income tax benefit                        --          (272,000)            --          (187,000)

   Changes in operating assets and liabilities:
     Accounts receivable                            (410,921)        659,853         (726,910)       (344,221)
     Prepaid expenses and other current assets       406,581      (1,121,750)        (310,930)       (809,889)
     Accounts payable and accrued liabilities       (104,056)      1,744,790         (111,024)        722,436
     Reserve for New Jersey facility
      carrying costs                                (300,000)         --             (150,000)           --

        Net cash provided by
          operating activities:                      235,696       2,654,688         (907,281)         80,242

Cash flows from investing activities:
   Capital expenditures                           (4,738,933)     (2,652,457)        (975,791)     (1,028,729)
   Development and start-up costs                 (1,254,675)     (1,034,351)        (669,788)       (683,445)
   Decrease in unexpended construction costs         516,239            --            516,239            --

        Net cash ( used in) investing
            activities:                           (5,477,369)    (3,686,808)      (1,129,338)      (1,712,174)

Cash flows from financing activities:
   Proceeds from long-term borrowing                   21,966      1,200,000            4,545          460,000
   Payment on long-term borrowings                   (418,922)         --            (353,422)           --
   Proceeds (payments) on short-term debt            1,747,978       (179,024)       1,837,724          788,153
   Proceeds from excercise of stock options
       and warrants                                    212,248          --             147,374            --
   Other assets                                       (40,588)       (58,908)         (12,925)         (17,735)

        Net cash (used in)financing activities:       522,682        962,068        1,623,296        1,230,418

        NET INCREASE IN CASH
             AND CASH EQUIVALENTS                  (3,718,991)       (70,052)        (413,323)        (401,514)

Cash and cash equivalents at beginning
 of period                                          3,756,748        308,446          451,080          639,908

Cash and cash equivalents at end of period            $37,757       $238,394          $37,757         $238,394

Supplemental disclosures of cash flows information:  Cash paid during the period for:
     Interest                                        $482,044       $121,350         $263,304          $83,246

     Income taxes                                     $81,910       $725,435         $58,525           $67,489

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

     On December 15, 1995, the Company and a publicly-traded company (the "Buyer") which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which Buyer purchased for $6,223,000 the equipment, inventory of supplies, contact rights and records, leasehold and land improvements of the Company's New Jersey facility. The purchase price is payable in monthly non-interest bearing installments of $123,000 through August 1999, beginning in the month that the Buyer commences operations of the facility. If the INS re-awards its contract to the Buyer, the unpaid balance is payable in monthly non-interest bearing installments of $123,000 beginning in the first month of the re-award term, and the Company will record as income the unpaid balance. On June 13, 1996 the Company, the Buyer and the INS executed a novation agreement whereby the Buyer became the Company's successor-in-interest to the contract with the INS. In addition, the Company's lease agreement for the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation with respect to the Elizabeth New Jersey facility.

     The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1995 and June 30, 1996 represents the present value of the consideration to be received through August 1999, of $3,207,882 and $3,507,882 (unaudited), respectively ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996, the transfer date. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,429 resulting from the adjustment of the carrying value of the related assets discussed above. During the six months ended June 30, 1996 the reserve for carrying and closing costs were reduced by approximately $300,000 of cash payments for rent and other carrying and closing costs.

     The Company has revised the present value of the $6,223,000 purchase price for the sale of equipment and leasehold improvements described above, reducing to zero the present value of the $1,800,000 portion of the purchase price, or $1,300,000, contingent upon re-award of the related management contract and increased the provision for closure costs in a like amount for the year ended December 31, 1995. The effect of the adjustments on the accompanying financial statements at December 31, 1995 is as follows:

                                                                       As Previously
                                                                         Reported               As Restated
                                                                       ------------            -------------
Receivable from sale of equipment and leasehold
improvements...................................................         $4,507,882              $3,207,882
Deferred income taxes..........................................            600,000               1,120,000
Retained earnings (deficit)....................................            473,492                (306,508)



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

     NOTE 7 - In January 1996, the Company entered into three-year employment agreements with the Chief Operating Officer and the Executive Vice President Finance. Pursuant to the terms of the employment agreements, each executive was granted an option to purchase 100,000 shares of Common Stock and is entitled to receive a 3% bonus (not to exceed $50,000 and $75,000, respectively) based on profits in excess of $1,000,000 as defined in the agreements.

     NOTE 8 - On April 11, 1996, the Company opened a 400-bed DWI facility located in Phoenix, Arizona.

     In October 1995 the Company signed contracts with the State of Florida to operate two 350-bed facilities for juvenile offenders. Operations at these facilities are scheduled to begin in the first quarter of 1997.

     In July 1996, the Company entered into an agreement with Colorado County, Texas to operate a 100-bed military-style boot camp in Eagle Lake, Texas for juvenile offenders aged 12 to 17. The agreement is for an initial five-year term with three five-year renewal options to the County. The Company will act as an advisor to the County during the construction phase, which is expected to commence in the first quarter of 1997, with the facility scheduled to be completed and become operational during the fourth quarter of 1997.

     In August 1996, the Company was advised it had been selected through a competitive RFP process, to own and manage a 600-bed adult prison in Florence, Arizona, which is anticipated to become operational in the fourth quarter of 1997. The agreement, which is to be negotiated, will be for an initial three-year term with one two-year renewal option to the Arizona Department of Corrections, as provided in the RFP. The Company will own the facility and is responsible for the related costs, including design, development, construction and start-up expenses, currently estimated at approximately $15 million.

     NOTE 9 - In August 1996, the Company's Certificate of Incorporation was amended which changed the name of the Company to Correctional Services Corporation and increased the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares.

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

     Item 2. Management's Discussion and Analysis or Plan of Operation

     Results of Operation

     Six Months ended June 30, 1996 Compared to Six Months ended June 30, 1995

     Revenue decreased 8.1% from $16,406.361 for the six months ended June 30, 1995 to $15,072,711 for the six months ended June 30, 1996. The net decrease in revenues for the 1996 period as compared to the 1995 period resulted principally from the discontinuance of the Company's operations at its Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth and Houston, Texas facilities. This decrease was offset in part by revenues generated by the Canadian, Texas facility which began operations in April 1995, the Bartow, Florida facility which began operations in July 1995 and the Phoenix, Arizona facility which began operations in April 1996.

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

     General and administrative expenses decreased 13.1% from 5,064,367 for the six months ended June 30, 1995 to $4,401,982 for the six months ended June 30, 1996. The decline in general and administrative expenses was attributable primarily to the closure of the Elizabeth, New Jersey INS facility in June 1995. As a percentage of revenues, general and administrative expenses were 30.9% and 29.2% for the six months ended June 30, 1995 and 1996, respectively. In addition, at June 30, 1995 the Company wrote off $1,488,000 of development and other costs associated with the closure of the Elizabeth, New Jersey INS facility.

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

     Three  Months  ended June 30, 1996  Compared to Three Months ended June 30,
1995

     Revenues decreased 4.5% from $8,283,357 for the three months ended June 30, 1995 to $7,904,959 for the three months ended June 30, 1996. The net decrease in revenues for the 1996 period as compared to the 1995 period resulted principally from the discontinuance of the Company's operations at its Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth and Houston, Texas facilities. This decrease was offset in part by revenues generated by the Canadian, Texas facility which began operations in April 1995, the Bartow, Florida facility which began operations in July 1995 and the Phoenix, Arizona facility which began operations in April 1996.

     Operating expenses increased 7% from $4,994,640 for the three months ended June 30, 1995 to $5,344,512 for the three months ended June 30, 1996 primarily due to increases in payroll, which increased $347,208, or 11.3%. Resident expenses were similar in both periods. These changes resulted primarily from the opening of the facilities noted above, the addition of management personnel in the corporate office, and the discontinuance of operations at the Company's Elizabeth, New Jersey INS facility. As a percentage of revenues, operating expenses increased from 60.3% for the three months ended June 30, 1995 to 67.6% for the three months ended June 30, 1996.

     General and administrative expenses decreased 16.3% from $2,749,337 for the three months ended June 30, 1995 to $2,363,322 for the three months ended June 30, 1996. The decline in general and administrative expenses was attributable primarily to the closure of the Elizabeth, New Jersey INS facility in June 1995. As a percentage of revenues, general and administrative expenses were 33.2% and 30.0% for the three months ended June 30, 1995 and 1996, respectively. In addition, at June 30, 1995 the Company wrote off $1,488,000 of development and other costs associated with the closure of the Elizabeth, New Jersey INS facility.

     Interest expense increased 104.7% from $116,934 for the three months ended June 30, 1995 to $239,372 for the three months ended June 30, 1996. This increase resulted primarily from indebtedness attributable to the placement of $5.6 million of subordinated debt at a 10% interest rate in the third quarter of 1995, proceeds of which were used to fund the purchase and renovation of the Phoenix, Arizona facility.

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

     Net cash provided by operating activities was $235,696 for the six months ended June 30, 1996 as compared to $2,654,688 for the six months ended June 30, 1995. The decrease was attributable primarily to the reduction in depreciation and amortization resulting from the closure of the Elizabeth, New Jersey INS facility and changes in working capital. Net cash of $5,477,369 was used in investing activities for the six months ended June 30, 1996 as a result of fixed asset acquisition costs of $4,738,933, the majority of which related to the Company's Phoenix, Arizona facility and $1,254,675 in additional deferred development and start-up costs, as compared to net cash of $3,686,808 used in investing activities for the six months ended June 30, 1995. Net cash of $1,522,682 was provided by financing activities in the six months ended June 30, 1996 as compared to $962,068 in the six months ended June 30, 1995. The principal source of such funds in both periods was bank borrowings.

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

     During the year ended December 31, 1995, the Company competed a private placement of 5,676.6 units at $1,000 per unit, each unit consisting of (i) a ten percent (10.0%) subordinated promissory note due July 1, 1998 in the principal amount of $1,000; and (ii) four year warrants to purchase 154 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $5,676,600 from the sale of the units of which $365,000 was attributed to the value of the warrants. During such period, the Company also completed the private placement of 496,807 shares of Common Stock at $7.75 per share, receiving gross proceeds of $3,850,254.

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

     The Company believes the claims made in each of the foregoing actions to be without merit and will vigorously defend such actions. The Company further believes the outcome of these actions and all other current legal proceedings to which it is a party will not have a material adverse effect upon its results of operations, financial condition or liquidity. However, there is an inherent risking any litigation and a decision adverse to the Company could be rendered.

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



     Item 5. Other Information

     In July 1996, the Company entered into an agreement with Colorado County, Texas to operate a 100-bed military-style boot camp in Eagle Lake, Texas for juvenile offenders aged 12 to 17. The agreement is for an initial five-year term with three five-year renewal options to the County. The Company will act as an advisor to the County during the construction phase, which is expected to commence in the first quarter of 1997, with the facility scheduled to be completed and become operational during the fourth quarter of 1997.

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


                                   CORRECTIONAL SERVICES CORPORATION
                                   Registrant


                             By:   \s\ Aaron Speisman
                                   --------------------------------------
                                   Aaron Speisman, Secretary



                             By:   \s\ Lee Levinson
                                   --------------------------------------
                                   Lee Levinson, Chief Financial Officer



Dated:  September 12, 1996