Form 10QSB
period 1996-09-30
CORRECTIONAL SERVICES CORP
filed 1996-11-14
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________.

Commission File No.:  0-23038


                        CORRECTIONAL SERVICES CORPORATION
              (Exact name of small business issuer in its charter)

            Delaware                                11-2872782
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


              1819 Main Street, Suite 1000, Sarasota, Florida 34236
                    (Address of principal executive offices)


                    Issuer's telephone number: (941) 953-9199


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 14, 1996, was 7,605,428.

                        ESMOR CORRECTIONAL SERVICES, INC.

                                      INDEX

                                                                     Page No.
                                                                     --------

Part I.   Financial Information

  Item 1.  Financial Statements

    Balance Sheet - December 31, 1995
    and September 30, 1996................................................3

    Condensed Consolidated Statements
    of Income - Nine and Three Months
    Ended September 30, 1996 and 1995 ....................................4

    Condensed Consolidated Statement
    of Cash Flows - Nine and Three Months
    Ended September 30, 1996 and 1995 ....................................5

    Notes to Financial Statements .................................... 6-14

  Item 2.  Management's Discussion and Analysis
           or Plan of Operation...................................... 15-22

Part II.  Other Information ......................................... 23-26

           Signature ................................................... 27



                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

       ASSETS                                                         September 30,    December 31,
                                                                          1996             1995

CURRENT ASSETS
      Cash and cash equivalents                                       $18,505,202      $ 3,756,748
       Restricted cash                                                    233,761          750,000
      Accounts receivable                                               4,151,706        3,374,229
      Receivable from sale of equipment
        and leasehold improvements                                      1,107,000           --
      Prepaid expenses and other current asset                            960,678        1,415,306
                                                                      -----------      -----------
          Total current assets                                         24,958,347        9,296,283

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS AT COST, NET                                            11,785,456        7,226,323

RECEIVABLE FROM SALE OF EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS                                                2,400,882        3,207,882

OTHER ASSETS
     Deferred development and start-up
      costs, net                                                        4,210,166        1,729,270
     Deferred income taxes                                              1,120,000        1,120,000
     Other                                                                534,237          760,769
                                                                      -----------      -----------
                                                                      $45,009,088      $23,340,527
                                                                      ===========      ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                         $ 4,087,152      $ 3,535,165
     Current portion of long-term debt                                      4,545        1,221,022
                                                                      -----------      -----------
          Total current liabilities                                     4,091,697        4,756,187

LONG-TERM LIABILITIES
     Long-term debt, less current maturities                               14,012        4,000,000
     Subordinated promissory notes                                      3,894,123        5,362,295
                                                                      -----------      -----------
                                                                        3,908,135        9,362,295
STOCKHOLDERS' EQUITY
     Preferred Stock, $.01 par value,
        1,000,000 shares authorized,
        none issued and outstanding                                        --               --
     Common Stock, $.01 par value,
        30,000,000 shares authorized,
        7,237,928 and 4,911,688 shares
        ssued and outstanding                                              72,379           49,117
     Additional paid-in capital                                        37,149,716        9,479,436

     Retained earnings                                                   (212,839)        (306,508)
                                                                      -----------      -----------
          Total stockholders' equity                                   37,009,256        9,222,045
                                                                      -----------      -----------
                                                                      $45,009,088      $23,340,527
                                                                      ===========      ===========



The accompanying notes are an integral part of these statements


                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                 Nine Months Ended                   Three Months Ended
                                                   September 30,                        September 30,

                                              1996              1995               1996             1995
                                              ----              ----               ----             ----

Revenues:
     Resident fees                        $22,666,605       $23,211,183        $7,952,751       $7,417,231
     Other income                             581,920           822,969           223,063          210,560
                                          -----------       -----------        ----------       ----------
                                           23,248,525        24,034,152         8,175,814        7,627,791
                                          -----------       -----------        ----------       ----------
Expenses:
     Operating                             15,835,673        14,635,821         5,593,930        4,721,164
     General and administrative             6,637,329         7,090,753         2,235,347        2,026,386
     New Jersey facility closure               --             1,566,331            --               78,331
     Interest                                 707,854           453,287           255,343          238,379
                                          -----------       -----------        ----------       ----------
                                           23,180,856        23,746,192         8,084,620        7,064,260
                                          -----------       -----------        ----------       ----------
Income before income taxes                     67,669           287,960            91,194          563,531


Income tax expense (benefit)                  (26,000)          256,000           (16,000)         235,000
                                          -----------       -----------        ----------       ----------

Net Income                                $    93,669       $    31,960        $  107,194       $  328,531
                                          ===========       ===========        ==========       ==========

Net Income per share                      $      0.02       $      0.01        $     0.02       $     0.07
                                          ===========       ===========        ==========       ==========
Weighted average shares
 outstanding                                5,760,440         4,727,581         6,173,133        4,836,995
                                          ===========       ===========        ==========       ==========




The accompanying notes are an integral part of these statements


                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                           Nine Months Ended             Three Months Ended
                                                              September 30,                 September 30,

                                                          1996           1995           1996            1995
                                                          ----           ----           ----            ----

Cash flows from operating activities:
  Net earnings                                         $    93,669    $   31,960     $   107,194     $  328,531
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                         736,968     2,092,840         256,363        152,474
     Amortization of subordinated promissory
       note discount                                        72,586         9,700          22,692          9,700
     Amortization of deferred loan costs                   189,827        --              62,709         --
     Deferred income tax benefit                            --          (275,000)         --             (3,000)

   Changes in operating assets and liabilities:
     Accounts receivable                                  (777,476)      836,705        (366,555)       176,852
     Prepaid expenses and other current assets             454,627    (1,003,599)         48,046        118,150
     Accounts payable and accrued liabilities              551,987     1,818,022         656,043         73,232
     Reserve for New Jersey facility carrying
      costs                                               (300,000)       --              --             --
                                                        -----------   ----------     -----------     ----------
        Net cash provided by operating
          activities                                     1,022,188     3,510,628         786,492        855,939
                                                       -----------    ----------     -----------     ----------
Cash flows from investing activities:
   Capital expenditures                                 (5,007,491)   (5,646,759)       (268,558)    (2,994,301)
   Development and start-up costs                       (2,767,503)   (1,326,654)     (1,512,828)      (299,378)
   Decrease in unexpended construction costs               516,239        --              --             --
                                                       -----------    ----------     -----------     ----------
        Net cash (used in) investing
         activities                                     (7,258,755)   (6,973,413)     (1,781,386)    (3,293,679)
                                                       -----------    ----------     -----------     ----------
Cash flows from financing activities:
   Proceeds from long-term borrowing                        21,966        --              --             --
   Payment on long-term borrowings                      (4,003,408)       --          (3,584,486)        --
   Proceeds (payments) on short-term debt               (1,221,022)      494,131      (2,969,000)      (526,846)
   Issuance of subordinatedynotes and warrants              --         5,676,600          --          5,676,600
   Subordinated prommissory notes issuance cost             --          (511,524)         --           (506,524)
  Proceeds from exercise of stock options
   and warrants                                            218,267        33,320           6,019         33,320
  Proceeds from issuance of common stock                26,582,112     3,850,254      26,582,112      3,850,254
   Common stock issuance costs                            (647,598)     (336,083)       (647,598)      (336,083)
   Other assets                                             34,704       (62,106)         75,292         (1,122)
                                                       -----------    ----------     -----------     ----------
        Net cash provided by financing activities       20,985,021     9,144,592      19,462,339      8,189,599
                                                       -----------    ----------     -----------     ----------
        NET INCREASE IN CASH
             AND CASH EQUIVALENTS                       14,748,454     5,681,807      18,467,445      5,751,859

Cash and cash equivalents at beginning of period         3,756,748       308,446          37,757        238,394
                                                       -----------    ----------     -----------     ----------
Cash and cash equivalents at end of period             $18,505,202    $5,990,253     $18,505,202     $5,990,253
                                                       ===========    ==========     ===========     ==========
Supplemental disclosures of cash flows information:
Cash paid during the period
for:
     Interest                                          $   767,116    $  440,658     $  285,072      $  319,308
                                                       ===========    ==========     ==========      ==========
     Income taxes (refunds)                              ($137,958)   $  790,314      ($219,868)     $   64,879
                                                       ===========    ==========     ==========      ==========




The accompanying notes are an integral part of these statements

                        CORRECTIONAL SERVICES CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


     NOTE 1 - In August 1996, the Company changed its name from Esmor Correctional Services, Inc. to Correctional Services Corporation. In the opinion of management of Correctional Services Corporation and subsidiaries (the
"Company"), the accompanying unaudited condensed consolidated financial statements as of September 30, 1996 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31,1995 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

     NOTE 2 - The results of operations for the three and nine months ended September 30, 1996 are not necessary indicative of the results to be expected for the full year.

     NOTE 3 - The computation of net income per common share is based upon the weighted average number of common shares outstanding during the periods, plus common stock equivalents representing shares issuable upon the assumed exercise of stock options and warrants.

     Note 4 - On September 12, 1996 the Company completed a public offering of 2,450,000 shares of Common Stock at $13.625 per share. Of the 2,450,000 shares of Common Stock offered, 2,070,000 shares were sold by the Company and 380,000 shares were sold by certain stockholders.

     The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $25,934,514. The net proceeds were used to repay short-term and long-term bank indebtedness in the amount of $7,198,468 and will be used to finance construction, start-up and related costs of the Florence, Arizona and Eagle Lake, Texas facilities and for start-up costs of two Florida facilities and for general corporate purposes, including the financing of working capital needs. Also, in October, 1996 pursuant to the underwriters' option, the Company sold an additional 367,500 shares of Common Stock, which aggregated an additional $4,700,000 in net proceeds.

     NOTE 5 - Effective December 31,1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement (the Loan Agreement") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement as amended, NationsBank will make revolving credit loans to the Company, from time to time, in amounts not to exceed, in the aggregate, the lesser of $6,000,000 or the Borrowing Base (defined in the Loan Agreement to be eighty-five (85%) percent of the Company's and its subsidiaries' eligible accounts receivable). Proceeds of revolving credit loans are to be used for working capital purposes (including, without limitation, deferred development and start-up costs in connection with the Company's new or existing facilities).

     Interest on these revolving credit loans is computed at the Company's option, at NationsBank's prime rate plus 0.75% or the London International Bank rate plus 3.35%. As part of the Loan Agreement, NationsBank also made a term loan at an interest rate of 8.92% to the Company in the principal amount of $5,000,000, which was applied to repay the Company's prior indebtedness of $5,002,689 to another bank on December 31, 1995. The short-term and long-term loans were repaid in September 1996 with a portion of the proceeds received from the public offering. The Loan Agreement terminates on January 15, 1998 and any remaining unpaid balances are due and payable. After September 30, 1996, the interest rates charged under the revolving credit and the term loan will be based on the Company's financial performance as set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company's subsidiaries have guaranteed the Company's obligations under the Loan Agreement and the Company has granted NationsBank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building used for the Arizona DWI prison.

     The Company is required to pay NationsBank one-quarter of one percent of the average unused portion of the facility. The Loan Agreement contains certain financial covenants including a debt service coverage ratio (as amended effective for June 30, 1996 and for subsequent periods), and a senior liabilities to tangible net worth and subordinated debt ratio. The Loan Agreement precludes the payment of dividends, and stock repurchases or redemption's prior to December 31, 1996. Thereafter, such dividends, repurchases or redemptions are limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above-noted financial covenants.

     NOTE 6 - Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities.

     On December 15, 1995 the Company and a publicly-traded company ("the Buyer") which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which Buyer purchased the equipment, inventory and supplies, contract rights and records, and leasehold and land improvements of the Company's New Jersey facility, for $6,223,000. The purchase price is payable in monthly non-interest bearing installments of $123,000 through August 1999, beginning in the month that the buyer commences operations of the facility. If the INS re-awards its contract to the buyer, the unpaid balance is payable in monthly non-interest bearing installments of $123,000 beginning in the first month of the re-award term, and the Company will record as income the unpaid balance.

     On June 13, 1996 the Company, the Buyer and INS executed a novation agreement whereby the buyer became the Company's successor-in-interest to the contract with the INS. In addition, the Company's lease agreement for the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility.

     The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1995 and September 30, 1996 represents the present value of the consideration to be received through August 1999, of $3,207,882 and $3,507,882 (unaudited), respectively ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through July 1, 1996, the transfer date. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,499 resulting from the adjustment of the carrying value of the related assets discussed above. The reserve for carrying and closing costs has been reduced by $300,000 of cash payments for rent and other carrying and closing costs.

     NOTE 7 - On March 6, 1996 former inmates at one of the Company's facilities filed an action in the Supreme Court of the State of New York, County of Bronx. Plaintiffs claim on behalf of themselves and others similarly situated, personal injuries and property damage purportedly caused by negligence and intentional acts of the Company. The lawsuit claims $500,000,000 each for compensatory and punitive damages. The Company intends to vigorously defend itself in this action. The Company has notified its insurance carrier and has requested indemnity and defense. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

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

     NOTE 8 - In January 1996, the Company entered into three-year employment agreements with the Chief Operating Officer and the Executive Vice President-

Finance. Pursuant to the terms of the employment agreements, each executive was granted an option to purchase 100,000 shares of Common Stock and is entitled to receive a 3% bonus (not to exceed $50,000 and $75,000, respectively) based on profits in excess of $1,000,000 as defined in the agreements.

     NOTE 9 - The provision for income taxes includes a current provision of $28,000 and $38,000 respectively for income taxes for three and nine months ended September 30, 1996 and a credit provision of $54,000 representing a refund from the carry-back of a net operating loss for the year ended December 31,1995.

     NOTE 10 - On April 11, 1996, the Company opened a 400-bed DWI facility located in Phoenix, Arizona. In October 1995 the Company signed contracts with the state of Florida to operate two 350-bed facilities for juvenile offenders. Operations at these facilities are scheduled to begin in December 1996 and January 1997. In July 1996, the Company entered into an agreement with Colorado County, Texas to operate a 100-bed military-style boot camp in Eagle Lake, Texas for juvenile offenders aged 12 to 17. The agreement is for an initial five-year term with three five-year renewal options to the County. The Company will act as an advisor to the county during the construction phase, which is expected to commence in the first quarter of 1997, with the facility scheduled to be completed and become operational during the fourth quarter of 1997.

     In August 1996, the Company was advised it had been selected through a competitive RFP process, to own and manage a 600-bed adult prison in Florence, Arizona, which is anticipated to become operational in the fourth quarter of 1997. The agreement, which is to be negotiated, will be for an initial three-year term with one two-year renewal option to the Arizona Department of Corrections, as provided in the RFP. The Company will own the facility and is responsible for the related costs, including design, development, construction and start-up expenses, currently estimated at approximately $15 million. The Company has signed contracts for a 50 bed facility in the Bronx, New York and a 96 bed facility in Bell County, Texas with operations in each beginning in the fourth quarter of 1996, and the Company has also signed a contract to operate a 200 bed jail in Gallop, New Mexico with operations anticipated to commence in the third quarter of 1997.

     NOTE 11 - In August, 1996 the Company's Certificate of Incorporation was amended which changed the name of the Company to Correctional Services Corporation and increased the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares.

     NOTE 12 - The Company acts as a fiduciary disbursing agent on behalf of a governmental entity whereby certain governmental entity funds are maintained in a separate bank account. These funds are for payments to the general contractor which is constructing a government owned facility. The Company is responsible for managing the construction process. Once completed, operations at these facilities will be managed by the Company. The Company has no legal rights to the funds and accordingly, such funds do not appear in the accompanying financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Nine Months ended September 30,1996 Compared to Nine Months ended September 30,1995

     Revenue decreased 3.3% from $24,034,152 for the nine months ended September 30, 1995 to $23,248,525 for the nine months ended September 30, 1996. The net decrease in revenues for the 1996 period as compared to the 1995 period resulted principally from the discontinuance of the Company's operations at its Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth and Houston, Texas facilities. This decrease was offset in part by revenues generated by the Canadian, Texas facility which began operations in April 1995, the Bartow, Florida facility which began operations in July 1995 and the Phoenix, Arizona facility which began operations in April 1996.

     Operating expenses increased 8.2% from $14,635,821 for the nine months ended September 30, 1995 to $15,835,673 for the nine months ended September 30, 1996 primarily due to increases in payroll which increased $1,098,411, or 12.1%. These changes resulted primarily from the opening of the facilities noted above, the addition of management personnel in the corporate office, and the discontinuance of operations at the Company's Elizabeth, New Jersey INS facility. As a percentage of revenues, operating expenses increased from 60.9% for the nine months ended September 30, 1995 to 68.1% for the nine months ended September 30, 1996.

     General and administrative expenses decreased 6.4% from $7,090,753 for the nine months ended September 30, 1995 to $6,637,329 for the nine months ended September 30, 1996. The decline in general and administrative expenses was primarily attributable to the closure of the Elizabeth, New Jersey INS facility in June, 1995. As a percentage of revenues, general and administrative expenses were 26.6% and 27.3% for the nine months ended September 30,1995 and 1996, respectively. In addition, at September 30, 1995 the Company wrote-off $1,566,331 of development and other costs associated with the closure of the Elizabeth, New Jersey INS facility.

     Interest expense increased 56.2% from $453,287 for the nine months ended September 30, 1995 to $707,854 for the nine months ended September 30, 1996. This increase resulted primarily from indebtedness attributable to the placement of $5.6 million of 10% subordinated debt in the third quarter, proceeds of which were used to fund the purchase and renovation of the Phoenix, Arizona facility.

     As a result of the foregoing factors, the Company had net income of $93,669 or $0.02 per share for the nine months ended September 30, 1996 compared to net income of $31,960 or $.01 per share for the nine months ended September 30, 1995.

Three Months ended September 30, 1996 Compared to Three Months ended September 30, 1995.

     Revenues increased 7.2% from $7,627,791 for the three months ended September 30,1995 to $8,175,814 for the three months ended September 30, 1996. The net increase in revenues for the 1996 period as compared to the 1995 period resulted principally from revenues generated by the Phoenix, Arizona facility which began operations in April 1996, which was offset in part by lower occupancy rates at the Company's Fort Worth and Houston, Texas facilities.

     Operating expenses increased 18.5% from $4,721,164 for the three months ended September 30, 1995 to $5,593,930 for the three months ended September 30, 1996 primarily due to increases in payroll, which increased $614,503 or 20.7%. Resident expenses increased by $199,702 or 15.6% in the 1996 period versus the 1995 period. These changes resulted primarily from the opening of the Phoenix, Arizona facility and the addition of management personnel in the corporate office. As a percentage of revenues, operating expenses increased from 61.9% for the three months ended September 30, 1995 to 68.4% for the three months ended September 30, 1996.

     General and administrative expenses increased 10.3% from $2,026,386 for the three months ended September 30, 1995 to $2,235,347 for the three months ended September 30, 1996. The increase in general and administrative expenses was attributable primarily to the opening of the Phoenix, Arizona facility in the second quarter of 1996. As a percentage of revenues, general and administrative expenses were 26.6% and 27.3% for the three months ended September 30,1995 and 1996, respectively. In addition, at September 30, 1995 the Company wrote-off $1,566,331 of development and other costs associated with the closure of the Elizabeth, New Jersey INS facility,of which $78,331 was provided in 1995's third quarter.

     Interest expense increased 7.1% from $238,379 for the three months ended September 30, 1995 to $255,343 for the three months ended September 30, 1996. This increase resulted primarily from indebtedness attributable to the placement of $5.6 million of 10% subordinated debt in the third quarter of 1995, proceeds of which were used to fund the purchase and renovation of the Phoenix, Arizona facility.

     As a result of the foregoing factors, the Company had net income $107,194 or $0.02 per share for the three months ended September 30, 1996 as compared to net income of $328,531 or $.07 per share for the three months ended September 30, 1995.

Liquidity and Capital Resources

     The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

     The Company had working capital at September 30, 1996 of $20,866,650, an increase of $16,326,554 from the Company's working capital at December 31, 1995, which is principally attributable to funds received from the September 1996 public offering of it common stock noted below in the financing section. The Company's current ratio increased to 6.1 to 1 at September 30, 1996 from 1.95 to 1 at December 31, 1995. At September 30, 1996, the projected start-up cost for two 350-bed detention facilities in Florida, scheduled to become operational in December 1996 and January 1997 were estimated at $3.0 million.

     Thereafter, the Company has received awards for two new facilities, scheduled to become operational in the fourth quarter of 1997, for which the projected costs to the Company are estimated at $15.8 million. Approximately $18.8 million of the net proceeds of the public offering have been allocated to fund construction, start-up and related costs with respect to these facilities.

     Net cash provided by operating activities was $1,022,188 for the nine months ended September 30,1996 as compared to $3,510,628 for the nine months ended September 30,1995. The decrease was attributable primarily to the reduction in depreciation and amortization resulting from the closure of the Elizabeth, New Jersey INS facility and changes in working capital. Net cash of $7,258,755 was used in investing activities for the nine months ended September 30, 1996 as a result of fixed asset acquisition costs of $5,007,491, the majority of which related to the Company's Phoenix,

Arizona facility and $2,767,503 in additional deferred development and start-up costs, as compared to net cash of $6,973,413 used in investing activities for the nine months ended September 30,1995. Net cash of $20,985,021 was provided by financing activities in the nine months ended September 30, 1996 as compared to $9,144,592 in the nine months ended September 30, 1995. The principal source of such funds for the nine months ended September 30, 1996 was the public offering of Common Stock and for the nine months ended September 30, 1995 the private placement of subordinated debt, warrants and Common Stock (see below).

Financing

     On September 12, 1996 the Company completed a public offering of 2,450,000 shares of Common Stock at $13.625 per share. Of the 2,450,000 shares of Common Stock offered, 2,070,000 shares were sold by the Company and 380,000 shares by certain stockholders. The Company did not receive any proceeds from the shares sold by the stockholders. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $25,934,514. The net proceeds were used to repay short-term and long-term bank indebtedness in the amount of $7,198,468 and will be used to finance construction, start-up and related costs of two Florida facilities and other facilities and for general corporate purposes, including the financing of working capital needs. Also, in October, 1996 pursuant to the underwriters' over-allotment option, the Company sold an additional 367,500 shares of Common Stock, which aggregated an additional $4,700,000 in net proceeds.

     Effective December 31,1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement ( the "Loan Agreement ") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement, the Company, from time to time , may borrow up to the lesser of $6,000,000 or 85.0% of the Company's eligible accounts receivable. Loan proceeds are to be used for working capital, including deferred development and start-up costs in connection with new or existing facilities. Interest on the revolving credit loan is computed, at the Company's option, at either NationsBank prime rate plus 0.75% or the London International Bank rate plus 3.35%. Under the Loan Agreement, NationsBank also made a term loan at an interest rate of 8.92% to the Company in the principal amount of $5,000,000, which was applied to repay the Company's indebtedness of $5,002,869 to another bank.

     The short-term and long-term loans were repaid in September 1996 with a portion of the proceeds received from the public offering. After September 30, 1996, the interest rate payable under the revolving credit loan will be based on the Company's financial performance set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company has granted NationsBank the first priority security interest in all of its assets, including a first real estate mortgage on the land and building of the Phoenix, Arizona facility. The Company is required to pay NationsBank 0.25% of the average unused portion of the revolving credit loan.

     During the year ended December 31,1995, the Company completed a private placement of 5,676.6 units at $1,000 per unit, each unit consisting of (i) a ten percent (10.0%) subordinated promissory note due July 1, 1998 in the principal amount of $1,000, and (ii) four year warrants to purchase 154 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $5,676,600 from the sale of the units of which $365,000 was attributed to the value of the warrants.

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

     On July 30, 1996, a lawsuit was filed in the United States District Court for the Southern District of New York by International Union and District 6 Realty Corporation alleging fire and safety violations by residents of the LeMarquis facility. No specific damage amounts are set forth in the complaint. The Company intends to vigorously defend itself in this action. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

     On September 23, 1996, an inmate at the Fort Worth facility instituted an action in the Judicial District Court of Tarrant County, Texas alleging civil rights violations arising out of a denial of access to a law library. No specific damage amounts are set forth in the complaint. The Company intends to vigorously defend itself in this action. The ultimate outcome of the lawsuit cannot be determined at this time, and accordingly, no adjustment has been made to the consolidated financial statements.

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

     The Company consummated an offering of 2,070,000 shares of common stock, together with an over-allotment of 367,500 shares of common stock in September, 1996. Of the 2,437,500 shares of common stock offered, 2,057,500 shares were sold by the Company and 380,000 shares by certain selling stockholders. The Company did not receive any proceeds from the shares being sold by the selling stockholders. The Company intends to retire bank indebtedness with a portion of the net proceeds of the proposed offering.

     The Company has also filed a registration statement for a proposed sale of an aggregate of 169,054 common stock purchase warrants, together with the 169,054 shares of common stock underlying such warrants. All of such securities are being sold by certain stockholders of the Company and the Company will not receive any proceeds from such sales. Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

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



Dated:  November 14, 1996