Form 10KSB
period 1996-12-31
CORRECTIONAL SERVICES CORP
filed 1997-03-31
CIK 914670

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ended December 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File No.:  0-23038


                        CORRECTIONAL SERVICES CORPORATION
                 (Name of small business issuer in its charter)

                               Delaware 11-3182580
                (State of other jurisdiction of (I.R.S. Employee
               incorporation or organization) Identification No.)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]


     Issuer's revenues for its most recent fiscal year are $31,501,658.



     The aggregate market value of the 5,279,504 shares of Common Stock held by non-affiliates of the Company as of March 14, 1997 is $56,754,668.



     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 14, 1997 is

7,670,879.


     Transitional Small Business Disclosure Format. Yes [ ] No [x]

                                     PART I

Item 1.  Description of Business.



Corporate Structure

     Correctional Services Corporation (the "Company") was incorporated in Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of corrections and detention facilities. All references to the Company include the Company and all wholly-owned subsidiaries on a consolidated basis.


Description

     The Company is a leading developer and manager of privatized correctional and detention facilities in the United States. Through its three divisions, Adult, Juvenile and Community Corrections, the Company provides a diverse range of services to local, state, and federal governmental correctional agencies. The Company currently has agreements to operate 16 correctional and detention facilities in New York, Florida, Arizona, Texas, New Mexico and the State of Washington. Thirteen of these facilities, with a total of 2,461 beds, are currently in operation, three, with a total of 900 beds, are anticipated to be operational in the fourth quarter of 1997. In addition, the Company is currently operating two facilities on an interim basis, while negotiating contracts, with a total of 350 beds each. See "Business-Recent Events." The Company is also aggressively pursuing other privatized correctional projects both at the request for proposal ("RFP") stage and the pre-RFP development stage.

     The Company manages both secure and non-secure facilities. The Company's secure facilities include a detention and processing center for illegal aliens, an adult prison, intermediate sanction facilities, driving while intoxicated ("DWI") facilities, and military-style boot camps for juvenile offenders. Its non-secure facilities include residential programs, such as community correctional facilities for federal and state offenders serving the last six months of their sentences, and non-residential supervision programs.

     In addition to providing fundamental residential services for adult and juvenile inmates, the Company has developed a broad range of programs intended to reduce recidivism, including basic and special education, substance abuse treatment and counseling, vocational training, life skills training, and behavioral modification counseling. The management services offered by the Company range from project consulting to the design, development and management of new correctional and detention facilities and the redesign, renovation and management of older facilities. The Company believes its proven ability to manage the full spectrum of correctional facilities and its wide variety of programs and services will increase its marketing opportunities.


Growth Strategy

     The Company's business strategy is to enhance its position as a leading developer and manager of a diverse range of quality privatized correctional and detention facilities, and to expand its operations, both internally and through acquisitions, in order to capitalize on current growth trends in the industry. Key elements of the Company's strategy are as follows:



     Maintaining  Quality  Facility  Operations:   The  Company  recognizes  the
importance of maintaining high quality management and operations at its facilities. The Company seeks to operate all its facilities in accordance with the guidelines of the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry, and uses compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company's senior level ethics and compliance officer, who reports directly to the President and Board of Directors, provides additional oversight and monitoring of facility operations. The Company also promotes quality performance by its facility administrators and management teams and hold Company-wide conferences for facility administrators to exchange information and enhance performance at all its facilities. The Company encourages tours of its facilities for governmental representatives as it believes the quality of its operations can best be demonstrated through on-site visits.



     Capitalizing on Diversity of Services. The diversified correctional services provided by the Company include housing adult inmates or detained persons in secure facilities, providing non-secure residential and management services in community correctional facilities and managing and operating juvenile offender facilities, both secure and non-secure, including military-style boot camps. The Company believes that its proven ability to manage the full spectrum of privatized correctional facilities will increase its marketing opportunities and will be beneficial where particular governmental policies favor certain types of programs or services over others.



     Enhancing Proven Programs. In awarding management contracts, contracting governmental agencies frequently give significant weight to the potential effectiveness of the programs to be provided by the bidder. The Company's programs include basic and special education, substance abuse treatment and counseling, vocational training, job placement, life skills training and behavioral modification counseling, all of which are intended to reduce recidivism. The Company's staff of professionals seek to continually enhance and improve these programs, monitor resident offender performance and develop new programs to address perceived needs.



     Developing New Business Opportunities. The growing demand for privatized correctional facilities at all levels of government has enabled the Company to pursue more projects meeting its criteria. The Company pursues projects based on the probability of success, geographic location, size, potential profitability, and political and community acceptability. This approach is intended to optimize resource allocation, profitability and financial return. The Company (i) currently owns a 400 bed correctional facility in Arizona, (ii) in January 1997 signed a contract to finance, construct, own and operate a 600 bed adult prison in Arizona, (iii) has agreed to fund approximately $650,000 of construction and related costs for a juvenile boot camp in Texas and (iv) has used its capital to renovate and improve other facilities which it operates. The Company believes its willingness to commit its capital to facility ownership and renovation enhances its growth opportunities.



     Strategic Acquisitions. Historically, the Company's growth has been generated internally, primarily through the competitive bid process. However, the Company continues to evaluate strategic acquisitions, particularly where an acquisition would enhance the Company's capabilities or add to the services it offers in the correctional services industry. At present, the Company has not entered into any agreements or commitments for an acquisition.


Market

     The continuing pressure to control costs and address increasing inmate populations has generated strong growth in the privatization of correctional services. According to the Private Adult Correctional Facility Census, Ninth Edition, prepared by the Private Corrections Project, Center for Studies in Criminology & Law, University of Florida, dated March 15, 1996, the rated capacity of international privatized adult secure correctional facilities grew from 2,620 beds in 1986 to 63,595 beds at year-end 1995 and, in a June 16, 1996 forecast prepared by the Project, is projected to grow to 197,503 beds by year-end 2000. This population does not include any projected growth for privatized juvenile offender and community correctional facilities, both of which, the Company believes, are also growing rapidly. According to the United States Department of Justice, Office of Juvenile Justice and Delinquency Prevention, between 1988 and 1994 juvenile arrests for violent crimes grew by more than 50%.



     The Company believes the growth in demand for privatized correctional and detention facilities is being fueled by a number of factors. First, the United States continues to experience a shortage of correctional beds. According to the United States Department of Justice, Bureau of Justice Statistics, the number of adult inmates housed in federal and state facilities increased from 487,593 at December 31, 1985, to 1,104,074 at June 30, 1995.

     Second, inmates convicted of violent crimes generally serve only one-third of their sentences, and the public is demanding that a longer portion of their sentences be served. Third, courts and various governmental agencies are requiring overcrowded conditions to be remedied, outdated facilities to be replaced, and services to be expanded. As a result of increasing fiscal pressures, many governmental agencies are turning to the private sector to deliver cost-effective correctional services to address these needs.


Recent Events

     The Company, in November 1996, took over the management of the Frio County Jail and Detention facility in Pearsall, Texas. The Company is currently managing the facility on an interim basis and has the option to purchase the right to operate the facility, under the terms of the existing Management and Operations Agreement, from the former operator. This option expires the earlier of May 24, 1997 or 30 days after the current outstanding debt associated with the facility has been refinanced. The facility has recently received 250 inmates from the State of Idaho under a one (1) year agreement.



     In February  1997 the Company took over the  management  of the Judge Roger
Hashem Juvenile Justice Center in Rockdale, Texas. The Company currently operates the facility on an interim basis and has entered into negotiations with the Milam, Robertson and Falls Counties regarding a Management and Operations Agreement. The facility has a capacity of 60 beds.



     Due to substantially reduced occupancy levels and operating losses at the Company's state contracted community-based halfway houses in New York, New York and Fort Worth, Texas, the Company is in the process of winding down those operations.


Operational Divisions


     In January 1996, the Company organized its operations into three divisions:
Adult, Juvenile and Community Corrections.



     Adult. The Adult Division operates five secure facilities located in Seattle, Washington; Houston, Del Valle and Mansfield, Texas; and Phoenix, Arizona, with a total of 1,216 beds. In addition, this Division will operate the 600-bed prison to be constructed and owned by the Company in Florence, Arizona, anticipated to become operational in the fourth quarter of 1997 and the 200 bed jail located in Gallup, New Mexico. Currently, the Division is operating on an interim basis a 295 bed facility in Pearsall, Texas. In addition to providing housing for adult inmates, the Company provides a variety of rehabilitation and educational services intended to reduce recidivism. The Company also provides health care, transportation, food services and work and recreational programs for adult inmates.



     Juvenile. The Juvenile Division operates (or upon completion of the facility will operate) seven facilities located (or to be constructed) in Bartow, Polk City and Pahokee, Florida; and Canadian, Mansfield, Eagle Lake and Killeen, Texas, for convicted youths aged 12 to 24, with a total of 1,150 beds. The Eagle Lake facility is anticipated to be operational in the fourth quarter of 1997. In addition, the Division is operating on an interim basis the 60-bed Judge Roger Hashem Juvenile Justice Facility in Rockdale, Texas. The Company manages secure and non-secure juvenile offender facilities for low, medium, and high risk youths in highly structured programs, including military-style boot camps, wilderness programs, secure education and training centers, and detention facilities. The Company believes these programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility and family values, can help reduce the recidivism rate of its program participants.

     Community Corrections. The Community Corrections Division operates facilities, located in Brooklyn, Manhattan and the Bronx, New York with a total of 195 beds. These are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Offenders are eligible for these programs based upon the type of offense committed and behavior while incarcerated in prison. If qualified, offenders may generally spend the last six months of their sentence in a community corrections program, whose mission is to reduce the likelihood of an inmate committing an offense after release by assisting in the reunification process with family and the community. Normally, in order to remain in the program, offenders must be employed, participate in substance abuse programs, submit to frequent random drug testing, and pay a predetermined percentage of their earnings to the government to offset the cost of the program. The Company supervises these activities and also provides life skills training, case management, home confinement supervision and family reunification programs at these facilities. The Company believes that community correctional facilities help reduce recidivism, result in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives to prisons.


Contract Award Process

     Most governmental procurement and purchasing activities are controlled by procurement regulations take the form of RFPs, and most of the Company's new business results from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of 15 to 120 days from the time the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder's experience and qualifications and the price at which the bidder is willing to provide the services. The Company engages independent consultants to assist in responding to the RFPs. Approximately six to eighteen months is generally required from the issuance of the RFP to the contract award. In some cases, the Company has been asked to assist governmental agencies in developing their RFPs.



     Before responding to an RFP, the Company researches and evaluates, among other factors: (i) the current size and growth projections of the available correctional and detention population; (ii) whether or not a minimum capacity level is guaranteed; (iii) the willingness of the contracting authority to allow the Company to house populations of similar classification within the proposed facility for other governmental agencies; and (iv) the willingness of the contracting authority to allow the Company to make adjustments in operating activities, such as work force reductions in the event the actual population is less than the contracted capacity.

     Under the RFP, the bidder may be required to design and construct a new facility or to redesign and renovate an existing facility at its own cost. In such event, the Company's ability to obtain the contract award is dependent upon its ability to obtain the necessary financing or fund such costs internally.



     In addition to issuing formal RFPs, governmental agencies may use a procedure known as Purchase of Services or Requests for Qualification ("RFQ"). In the case of an RFQ, the requesting agency selects a firm it believes is most qualified to provide the necessary services and then negotiates the terms of the contract, including the price at which the services are to be provided.

Facilities

     The Company operates both pre-disposition and post-disposition secure and non-secure correctional and detention facilities and non-secure community correctional facilities for federal, state and local correctional agencies. Pre-disposition secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-disposition secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. The Company operates three types of post-disposition facilities: secure prisons, intermediate sanction facilities and military-style boot camps. Secure prisons and intermediate sanction facilities provide secure correctional services for individuals who have been found guilty of one or more offenses. Offenders placed in intermediate sanction facilities are typically persons who have committed a technical violation of their parole conditions, but whose offense history or current offense does not warrant incarceration in a prison. Both types of facilities offer vocational training, substance abuse treatment and offense specific treatment. Boot camps provide intensely structured and regimented residential correctional services which emphasize disciplined activities modeled after the training principles of military boot camps and stress physical challenges, fitness, discipline and personal appearance.



     The Company also operates non-secure residential and non-residential community corrections programs. Non-secure residential facilities, known as half-way houses, provide residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in community corrections facilities are typically allowed to leave the facility to work in the immediate community and/or participate in community-based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence. Non-residential programs permit the offender to reside at home or in some other approved setting under supervision and monitoring by the Company. Supervision may take the form of either requiring the offender to report to a correctional facility a specified number of times each week and/or having Company employees monitor the offender on a case management basis at his/her work site and home.

     The following information is provided with respect to the facilities for which the Company has management contracts or has been selected to negotiate a management contract:



Facility Name, Location and Year                                                                  Contracting              Owned,
Operations Commenced                                                        Type of              Governmental            Leased, or
                                                 Contracted Beds            Facility                Agency              Managed (2)
                                                       (1)


Adult Division
     Seattle INS Detention Center                      150              Secure Detention              INS                  Managed
        Seattle, Washington (1989)                                          Facility
     South Texas Intermediate                          400            Secure Intermediate            State                 Managed
        Sanction Facility                                              Sanction Facility
          Houston, Texas (1993)
     Tarrant County Community                          190            Secure Intermediate            County                Managed
        Correctional Facility(3)                                       Sanction Facility
          Mansfield, Texas (1992)
     Travis County Substance                            76            Secure Intermediate            County                Managed
        Abuse Treatment Facility                                       Sanction Facility
          Del Valle, Texas (1994)
     Arizona State Prison, Phoenix West                400                State Prison               State                  Owned
        Phoenix, Arizona (1996 )
     Arizona State Prison, Florence                    600                State Prison               State                  Owned
        Florence, Arizona (est. 1997)
     Gallup, New Mexico (est. 1997)                    200                    Jail                   County                Managed


Juvenile Division
     Tarrant County Community                          120              Secure Boot Camp             County                Managed
        Correctional Center(3)                                              Facility
          Mansfield, Texas (1992)
     Hemphill County Juvenile Detention Center          60              Secure Boot Camp             County                 Leased
          Canadian Texas (1994)                                             Facility
     Bartow Youth Training Center                       74            Secure & Residential           State                 Managed
          Bartow, Florida (1995)                                     Correctional Facility
     Pahokee Youth Training Center                     350            Secure Correctional            State                 Managed
          Pahokee, Florida  (1997)                                          Facility
     Polk City Youth Training Center                   350            Secure Correctional            State                 Managed
          Polk City, Florida  (1997)                                        Facility
     Colorado County Juvenile Residential Facility     100              Secure Boot Camp             County                Managed
          Eagle Lake, Texas (est. 1997)                                     Facility
     Bell County Youth Training Center(4)               96            Secure Correctional            County                Managed
          Killeen, Texas (1997)                                             Facility



Community Corrections Division
     Brooklyn Community Correctional Center             95                Residential            Federal Bureau             Leased
          Brooklyn, New York (1989)                                  Correctional Facility         of Prisons
     Manhattan Community Corrections Center             60                Residential            Federal Bureau             Leased
          New York, New York (1990)                                  Correctional Facility         of Prisons
     Bronx Community Corrections Center                 40                Residential            Federal Bureau             Leased
          Bronx,  New York (1996)                                    Correctional Facility         of Prisons
     New York State Community Corrections              150                Residential                State                  Leased
          Center (5) Brooklyn, New York (1992)                       Correctional Facility
     Fort Worth Community Corrections Center(5)        200                Residential                State                  Leased
          Fort Worth, Texas (1994)                                   Correctional Facility



     (1) The number of beds under contract generally is an estimate in the contract by the contracting government agency of the number of offenders expected to be assigned to the facility and not a guarantee of a minimum or maximum number of offenders to be so assigned. Certain facilities have bed capacity in excess of the number of beds under contract and therefore may be occupied by a greater number of offenders than is estimated pursuant to the contract.

     (2) A managed facility is a facility for which the Company provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, the Company has no property interest in the facility. The Company has granted NationsBank a first priority security interest in all its assets, including a first real estate mortgage on the land and building of the Phoenix, Arizona facility.

     (3) This facility is listed both as part of the Company's Adult Division and its Juvenile Division as the facility houses both adult and juvenile offenders.

     (4) Initially 64 beds; to be expanded to 96 beds.

     (5) See "Recent Events" for a discussion on the status of this facility.

Facility Management Contracts

     Each facility is managed under an agreement with a federal, state or local corrections agency which provides for fixed per diem payments to the Company for each offender assigned to the facility or a fixed monthly payment irrespective of the number of offenders so assigned. Some contracts also provide for minimum revenue guarantees to the Company. As is standard in the industry, the Company's contracts are short-term, generally one to three years, and contain multiple renewal options in favor of the contracting governmental agency.





Operating Procedures

     The Company is responsible for the overall operation of each facility under its management, including staff recruitment, general administration of the facility, security of inmates and employees, supervision of the offenders and facility maintenance. The Company, either directly or through subcontractors, also provides health care (including medical, dental and psychiatric services) and food service. Certain facilities also offer special rehabilitation and educational programs, such as academic or vocational education, job and life skills training, counseling, substance abuse programs, and work and recreational programs.



     The Company's contracts generally require the Company to operate each facility in accordance with all applicable local, state and federal laws, rules and regulations and the standards and guidelines of the ACA The ACA establishes guidelines and standards by which an adult correctional institution may gain accreditation. The Company believes that the ACA, which currently only recommends operating guidelines for but does not accredit juvenile correctional facilities, will eventually accredit these kinds of facilities. The ACA standards, designed to safeguard the life, health and safety of offenders and personnel, describe specific objectives with respect to administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The Company believes the benefits of operating its facilities in accordance with ACA standards include improved management, better defense against lawsuits by offenders alleging violations of civil rights, a more humane environment for personnel and offenders and measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis. The Company's Seattle INS Detention Center and Tarrant County Community Correctional Facility are fully accredited by the ACA and certain other facilities currently are being reviewed for accreditation. The Company's goal is to obtain and maintain ACA accreditation for all of its facilities. Mr. Richard P. Staley, the Company's Senior Vice President and director, is a member of the ACA and a certified ACA standards auditor for jail and detention facilities.


Employees

     At March 17, 1997, the Company had approximately 1,265 full-time employees, consisting of clerical and administrative personnel, security personnel, food service personnel and facility administrators. The Company believes its relationship with its employees is good.



     Each of the Company's facilities is managed as a separate entity by an experienced facility administrator. Other facility personnel include administrative, security, medical, food service, counseling, classification and educational and vocational training personnel. The Company conducts background screening checks and drug testing on potential facility employees. Some of the services rendered at certain facilities, such as medical services and education or training, are provided by third-party contractors.

Employee Training

     All jurisdictions require corrections officers to complete a specified amount of training prior to employment. In most cases, Company employees must undergo at least 160 hours of training before being allowed to work in a position that will bring them in contact with offenders or detainees. This training consists of approximately 40 hours relating to Company policies, operational procedures and management philosophy, and 120 hours relating to legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills and job training relating to the specific tasks to be held. Each Company employee having contact with offenders receives a minimum of 40 hours of additional training each year, and each management employee receives a minimum of 24 hours of training each year.


Insurance

     Each management contract with a governmental agency requires the Company to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage and to indemnify the contracting agency for claims and costs arising out of the Company's operations. The Company maintains general liability insurance in the amount of $5,000,000 and two umbrella policies in the amount of $5,000,000 and $20,000,000, respectively, for itself and each of its subsidiaries. There can be no assurance that the aggregate amount and kinds of the Company's insurance are adequate to cover all risks it may incur or that insurance will be available in the future. In addition, the Company is unable to secure insurance for some unique business risks including, but not limited to, riot and civil commotion or the acts of an escaped offender.


Regulation

     The industry in which the Company operates is subject to federal, state and local regulations which are administered by a variety of regulatory authorities. Generally, providers of correctional services must comply with a variety of applicable federal, state and local regulations, including education, health care and safety regulations. Management contracts frequently include extensive reporting requirements. In addition, many federal , state and local governments are required to follow competitive bidding procedures before awarding a contract. Certain jurisdictions may also require the successful bidder to award subcontracts on a competitive bid basis and to subcontract to varying degrees with businesses owned by women or minorities.


Litigation

     The nature of the Company's business results in numerous claims or litigation against the Company for damages arising from the conduct of its employees or others. Under the rules of the Securities and Exchange Commission, the Company is obligated to disclose lawsuits which involve a claim for damages in excess of 10% of its current assets notwithstanding the Company's belief as to the merit of the lawsuit and the existence of adequate insurance coverage.



     In May 1993,  a former  employee  of the  Company  filed suit in the United
States District Court, Southern District of New York, claiming he was intentionally assaulted by employees of the Company and claiming $5,000,000 in damages on each of six causes of action. In January 1996, a lawsuit was filed with the Supreme Court of New York, County of Kings, by a former employee alleging sexual harassment and discrimination, physical assault, rape and negligent screening of employees and claiming damages of $4,000,000 plus attorney fees.


     In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500,000,000 each for compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking

$10,000,000 each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996.



     The Company believes the claims made in each of the foregoing actions to be without merit and will vigorously defend such actions. The Company further believes the outcome of these actions and all other current legal proceedings to which it is a party will not have a material adverse effect upon its results of operations, financial condition or liquidity. However, there is an inherent risk in any litigation and a decision adverse to the Company could be rendered.


Risks Associated with Company's Business

     Risks Associated with Internal Expansion

     The Company's growth is generally dependent upon its ability to obtain contracts to develop and manage new correctional and detention facilities. The rate of such development depends on a number of factors, including crime rates and sentencing patterns in various jurisdictions and the Company's ability to integrate new facilities into its management structure. Certain jurisdictions recently have required the successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend which will require the Company to have sufficient capital resources in order to compete effectively. In some cases, the Company may decide to construct and own a facility without a contract award when it believes there is significant shortage of beds and a strong likelihood it will be awarded a contract; however, there can be no assurance that any contract will, in fact, be awarded. Further, there can be no assurance that the Company will be able to obtain contracts to construct and/or manage new facilities or retain existing contracts upon their expiration.

     Risks Associated with Acquisitions

     The Company intends to grow through internal expansion and through selective acquisitions. There can be no assurance that the Company will be able to identify, acquire or profitably manage acquired operations or that operations acquired will be profitable or achieve levels of profitability that justify the related investment. Acquisitions involve a number of special risks, including possible adverse short-term effects on the Company's operating results, diversion of management's attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities, and amortization of acquired intangible assets, any of which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

     Resistance to Privatization of Correctional and Detention Facilities

     Management of correctional and detention facilities by private entities is a relatively new concept and has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions, local sheriff's departments, and groups that believe that correctional and detention facility operations should only be conducted by governmental agencies. In addition, changes in the dominant political party in any market in which the Company operates could result in significant changes to the previous acceptance of privatization in such market. Further, some sectors of the federal government and some state and local governments are not legally permitted to delegate their traditional management responsibilities for correctional and detention facilities to private companies.

     Contracts Subject to Governmental Funding

     The Company's facility management contracts are subject to either annual or bi-annual governmental appropriations. A failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. In addition, even if funds are appropriated, delays in payments may occur which could have a material adverse effect on the Company's financial condition, results of operations and liquidity. See "Business - Facility Management Contracts."


     Uncertain Occupancy Levels

     The Company is dependent upon the governmental agency with which it has a management contract to provide inmates for, and maintain the occupancy level of, the managed facility. A substantial portion of the Company's revenues is generated under facility management contracts that specify a net rate per day per inmate ("per diem rate"), with no minimum guaranteed occupancy levels, while most of the Company's facilities cost structures are relatively fixed. Under such a per diem rate structure, a decrease in occupancy levels may have a material adverse effect on the Company's financial condition, results of operations and liquidity. See "Business Facility Management Contracts" and "Business-Recent Events."


Regulation

     The industry in which the Company operates is subject to a variety of federal, state and local regulations, including education, health care and safety regulations, which are administered by various regulatory authorities. The Company's contracts typically include extensive reporting requirements, and supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers customarily are required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. The failure to comply with any applicable laws, rules or regulations and the loss of any required license could have a material adverse effect on the Company's financial condition, results of operations and liquidity. Further, current and future operations of the Company may be subject to additional regulation as a result of new statues and regulations or changes in the manner in which existing statutes and regulations are or may be interpreted or applied, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.


Competition

     The Company competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of the Company's competitors have greater resources than the Company. There are few barriers for companies seeking to enter into the management of correctional or detention facilities. The Company also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, the Company's Community Corrections and Juvenile Divisions compete with governmental and not-for-profit entities.


Item 2.  Description of Property.


Brooklyn, New York Lease

     The Company leases this building, located at 988 Myrtle Avenue, Brooklyn, New York, from Myrtle Avenue Family Center, Inc. ("MAFC") pursuant to a lease which commenced January 1, 1994 and expires

December 31, 1998. The lease establishes a monthly rental of $40,000 and contains three five-year renewal options. The monthly rental for the first option period, which runs from January 1, 1999 through December 31, 2003, is $40,000. The monthly rental for the second option period, which runs from January 1, 2004 through December 31, 2008, is $45,000, and the monthly rental for the third option period, which runs from January 1, 2009 through December 31, 2013, is $50,000. In addition, the Company pays taxes, insurance, repairs and maintenance on the building. MAFC is a corporation owned by Esther Horn (27.5%), James F. Slattery (8%) and Aaron Speisman (27.5%), significant stockholders of the Company. The terms of the lease were not negotiated at arms length due to their relationship with both the Company and MAFC.

Bronx, New York Lease

     The Company leases a building located at 2534 Creston Avenue, Bronx, New York from Creston Realty Associates, L.P. ("CRA"), which is owned 10% by Esther Horn, a significant stockholder of the Company.. The lease term is two years commencing October 1, 1996 and has three additional one year option periods. The Company also pays a base rent of $180,000 per year which will escalate five percent per year for each of the three year options if they are exercised. The Company pays taxes, insurance, repairs and maintenance on this building which will be used to house a community correctional center. The terms of this lease were not negotiated at arms length due to the relationship between the Company, Ms. Horn and CRA. However, pursuant to the terms of a Board of Directors resolution adopted in connection with the Company's initial public offering, all transactions between the Company and any of its officers, directors or affiliates (except for wholly-owned subsidiaries) must be approved by a majority of the unaffiliated members of the Board of Directors and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and be in connection with bona fide business purposes of the Company.

Manhattan, New York Lease

     The Company subleases the building located at 12-16 East 31st Street, New York, New York as well as an annex located at 11 East 30th Street, New York, New York from LeMarquis Operating Corp. ("LMOC"). The Company currently utilizes approximately fifty percent of the building for the LeMarquis Correctional Center and for the New York Community Correctional Program. LMOC is a corporation owned 25% by Ms. Horn and 8% by Mr. Slattery. LMOC leases this building from an unaffiliated party at a current base monthly rental of approximately $15,456 (the "Base Rent"), plus taxes and other charges in the approximate current amount of $17,346 for a total monthly rental of approximately $32,802. The Company has the right to use as much of the building as it requires for its business subject to the rights of certain residential subtenants to remain in the building. These rights include the right to housing at a predetermined rental for an indefinite period of time pursuant to New York State rent stabilization laws.

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



Executive Office Leases

     The Company leases approximately 6,400 square feet of executive office space located at 1819 Main Street, Sarasota, Florida from an unaffiliated party at a base monthly rental of $8,278.29 for the period October 1, 1995 through September 30, 1996; $8,812.38 for the period October 1, 1996 through September 30, 1997; $9,346.46 for the period October 1, 1997 through September 30, 1998; $9,880.54 for the period October 1, 1998 through September 30, 1999; $10,414.63 for the period October 1, 1999 through September 30, 2000. The lease does not contain any renewal options. On March 1, 1997 the Company entered into a lease amendment for approximately 1,399 square feet in its existing executive offices. The lease amendment calls for an additional base rental of $1,924 with annual increases of approximately $100 per month on each October 1st until the expiration of the lease amendment on September 30, 2000.

     The Company also leases an office at 9603 Gayton Road, Richmond, Virginia from an unaffiliated party at a current base monthly rental of $1,661. The lease for these premises, which commenced June 10, 1995, expires May 31, 1998. The base monthly rent payable by the Company under this lease is to increase five
(5) percent per year during the term of the lease.

     The Company also leases an office at 276 Fifth Avenue, New York, New York from an unaffiliated party at a monthly rental of $2,231. The lease for these premises, which commenced November 1, 1993, expires October 31, 1998.

     Additional information with respect to this item is incorporated herein by reference to Item 2-"Business- Facilities."


Item 3.  Legal Proceedings.

         Information with respect to this item is incorporated herein by reference to Item 1 "Business-Litigation."


Item 4.  Submission of Matters to a Vote of Stockholders.

     On July 28, 1996 the Company shareholders agreed to change the name of the corporation from "Esmor Correctional Services, Inc." to "Correctional Services Corporation." The shareholders also agreed to increase the number of authorized shares of Common Stock from 10,000,000 to 30,000,000 all with a par value of $.01 per share.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Material

     (a)The Company's Common Stock is traded on The Nasdaq National Market under the symbol "CSCQ." The following table sets forth the high and low closing sales prices for the calendar quarters indicated from February 2, 1994, the date of the Company's initial public offering, as reported by the Nasdaq National
Market:

                                            High                   Low
1995:

First Quarter.....................         16 1/5                 7 7/8
Second Quarter....................         22 1/2                 10 1/2
Third Quarter.....................         15 1/2                 7
Fourth Quarter....................         13 3/4                 7 1/4

1996:

First Quarter.....................         14                     8 1/2
Second Quarter....................         20 1/2                 8 1/2
Third Quarter.....................         17 1/4                 10
Fourth Quarter....................         16 1/2                 10


     (b) As of March 14, 1997, there were approximately 2,694 holders of the Company's Common Stock, including beneficial owners of shares registered in nominee or street name.

     (c) The Company has not paid any cash dividends on its capital stock and does not anticipate paying any such dividends in the foreseeable future. The Company's bank loan agreement precludes the payment of dividends prior to December 31, 1996. Thereafter, such dividends are limited to ten percent (10.0%) of the Company's net earnings after taxes, provided that the Company is in compliance with the Financial covenants of the bank loan agreement.

     The Company also has Series A Warrants to purchase its Common Stock at a purchase price of $7.75 per share which trade on the Nasdaq Stock market under the symbol "CSCQW."

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     Revenues generated under federal, state and local government agency contracts for the management of correctional and detention facilities are the Company's principal source of income. Certain contracts are based on a fixed per diem rate per offender, some of which have guaranteed minimum payments; others provide for fixed monthly rates irrespective of the number of offenders. Contracts typically are short-term ranging from one to three years, with renewal options in favor of the governmental agency, thereby subjecting the Company to the attendant risks.

     The Company pays all costs of operating the managed facilities, except rent in the case of government-owned facilities. The Company's primary expenses are categorized as operating, general, administrative and interest expenses, net of interest income. Operating expenses consist of payroll (employee salaries, wages and fringe benefits, and payroll taxes) and resident expenses (food service, medical services, supplies and maintenance and repairs). General and administrative expenses include rent, utilities, insurance, professional fees, travel, lodging depreciation and amortization.



     The Company usually incurs development costs, which may range from $50,000 to $200,000, in responding to a governmental agency RFP. Such costs include planning and developing the project, preparing the bid proposal and travel, legal and consulting fees. If management believes the recovery of such costs is probable, the costs are deferred until the anticipated contract has been awarded, at which time the deferred costs are amortized on a straight-line basis over the term of the contract (including option periods not to exceed five (5) years). Development costs of unsuccessful or abandoned bids are expensed. The time period from incurring initial development costs on a project to the commencement of operations ranges from six to eighteen months.



     After a contract has been awarded, the Company incurs start-up costs from the date of the award until commencement of operations. Start-up costs include recruitment, training and travel of personnel and certain legal costs, and are capitalized until operations commence, at which time such costs are amortized on a straight-line basis over the term of the contract (including option periods not to exceed five (5) years). Revenues generated during this initial period under per diem contracts increase as the offender population increases.


Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues:

                                       Percentage of Total Revenues
                                         Years Ended December 31,

                                    1995                         1996
                                    ----                         ----
Revenues:
   Resident Fees                    96.8%                       98.0%
   Other Income                      3.2                         2.0
                                    -----                       -----
      Total Revenues                100.0                       100.0
                                    -----                       -----
Expenses:
   Operating                         62.7                        69.6
   General and Administrative        31.5                        27.5
   Ft. Worth & NYCC Closure
    Costs                             -                          10.6
   New Jersey Facility Closure
    Costs                            12.4                          -
                                     ----                         ---
      Total Expenses                106.6                       107.7
                                    -----                       -----
Operating (Loss)                   (  6.6)                     (  7.7)
   Interest Expense, Net              2.2                         1.5
                                    -----                       -----
   Loss Before Income Taxes        (  8.8)                     (  9.2)
   Income Tax Benefit               ( 3.3)                       (3.3)
                                   -------                     -------
      Net Loss                     (  5.5%)                      (5.9%)
                                   --------                    -------


Year ended December 31, 1996 Compared to Year ended December 31, 1995

     Revenue increased slightly from $31,490,026 for the year ended December 31, 1995 to $31,501,658 for the year ended December 31, 1996. A full year's revenues in 1996 generated by the Canadian, Texas facility which began operations in April, 1995 and the Bartow, Florida facility which began operations in July 1995, as well as revenues generated by the Phoenix, Arizona facility which began operation in April 1996, were offset by the loss in revenues stemming principally from the discontinuance of the Company's operations at its Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth, Houston, Texas and New York State Community Corrections facilities.

     Operating expenses increased 11.1% from $19,731,797 for the year ended December 31, 1995 to $21,928,329 for the year ended December 31, 1996 primarily due to increases in payroll which increased $1,839,967 or 15.1%. These changes resulted primarily from the opening of the facilities noted above, and the addition of management personnel in the corporate office. As a percentage of revenues, operating expenses increased from 62.7% for the year ended December 31, 1995 to 69.6% for the year ended December 31, 1996.

     General and administrative expenses decreased 12.9% from $9,938,344 for the year ended December 31, 1995 to $8,655,628 for the year ended December 31, 1996. The decline in general and administrative expenses was primarily attributable to the closure of the Elizabeth, New Jersey INS facility in June, 1995. As a percentage of revenues,  general and administrative  expenses were 31.6% and 27.5% for the years ended December 31, 1995 and 1996 respectively. In addition, at December 31, 1995 and 1996, the Company wrote-off $3,909,700 and $3,329,000 respectively in facility closure costs for its Elizabeth, New Jersey INS facility (1995) and for its Fort Worth, Texas and New York State Community Corrections programs (1996). In each year, the Company wrote-off fixed assets, development and start-up costs and other costs associated with the closure of each program.

     The operating losses for the 1995 and 1996 years of $2,089,815 and $2,411,299 respectively are attributable principally to the above mentioned facility closure costs.

     Interest expense net of interest income decreased 31.1% from $699,576 for the year ended December 31, 1995 to $481,728 for the year ended December 31, 1996. This decrease resulted primarily from utilizing a portion of the net proceeds received from the September 1996 public offering of Common Stock to repay bank indebtedness which reduced interest expense, and from investing the balance of the net proceeds in cash equivalents which increased interest income.

     The income tax benefits of $1,050,000 and $1,025,000 respectively for the years 1995 and 1996 result principally from the utilization of operating losses sustained in each year. The effective tax rate was 37.6% in 1995 and 35.4% in 1996.

     As a result of the foregoing factors, the Company had a net loss of $1,739,391 or $0.38 per share for the year ended December 31, 1995 compared to a net loss of $1,868,027 or $0.32 per share for the year ended December 31, 1996.



Liquidity and Capital Resources

     The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks. The company had working capital at December 31, 1996 of $23,560,360, an increase of $19,020,264 from the Company's working capital at December 31, 1995, which is principally attributable to funds received from the September 1996 public offering of its Common Stock noted below in the financing section. The Company's current ratio increased to 5.83 to 1 at December 31, 1996 from 1.95 to 1 at December 31, 1995.

     Approximately $15.8 million of the net proceeds of the public offering have been allocated to fund construction, start-up and related costs with respect to two 350-bed detention facilities in Florida ($3.0 million in start-up), which became operational in December 1996 and January 1997, and two facilities scheduled to become operational in the fourth quarter of 1997 for which the projected costs to the Company are estimated at $12.8 million.

     Net cash provided by operating activities was $1,022,759 for the year ended December 31, 1996 as compared to $3,226,138 for the year ended December 31, 1995. The decrease was attributed primarily to an increase in accounts receivable and other current assets. Net cash of $9,585,473 was used in investing activities during the year ended December 31, 1996 as a result of fixed asset acquisition costs of $6,018,195, the majority of which related to the Phoenix, Arizona facility and $4,317,276 in additional deferred development and start-up costs principally for Phoenix, Arizona and the Polk and Pahokee, Florida projects, as compared to net cash of $8,684,961 used in investing activities for the year ended December 31, 1995. Net cash of $25,738,276 was provided by financing activities in the year ended December 31, 1996 as compared to $8,907,125 in the year ended December 31, 1995. The principal source of such funds for the year ended December 31, 1996 was the public offering of Common Stock and for the year ended December 31, 1995 the private placement of subordinated debt, warrants and Common Stock (see below).



Financing

     On September 12, 1996 the Company completed a public offering of 2,450,000 shares of Common Stock at $13.625 per share. Of the 2,450,000 shares of Common Stock offered, 2,070,000 were sold by the Company and 380,000 shares by certain stockholders. The Company did not receive any proceeds from the shares sold by the stockholders. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $25,938,514. The net proceeds were used to repay short-term and long-term bank indebtedness in the amount of $7,198,468 and will be used to finance construction, start-up and related costs of two Florida facilities, other facilities and for general corporate purposes, including the financing of working capital needs. Also, in October, 1996 pursuant to the underwriters' over-allotment option, the Company sold an addition 367,500 shares of Common Stock, which aggregated an additional $4,569,542 in net proceeds.

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

     The short-term and long-term bank loans were repaid in September 1996, with a portion of the proceeds received from the public offering. After September 30, 1996, the interest rate payable under the revolving credit loan will be based on the Company's financial performance set forth in the Loan Agreement. The Company may prepay any borrowings without interest or penalty. The Company has granted NationsBank the first priority security interest in all of its assets, including a first real estate mortgage on the land and building of the Phoenix, Arizona facility. The Company is required to pay NationsBank 0.25% of the average unused portion of the revolving credit loan.

     During the year ended December 31, 1995, the Company completed a private placement of 5,676.6 units at $1,000 per unit, each unit consisting of (i) a ten percent (10.0%) subordinated promissory note due July 1, 1998, in the principal amount of $1,000, and (ii) four year warrants to purchase 154 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $5,676,600 from the sale of the units of which $365,000 was attributed to the value of the warrants.

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

     The Company received from the exercise of stock options and warrants during the years ended December 31, 1996 and 1995 $426,890 and $33,320 respectively.

Item 7.


     The information required by this Item is contained on Pages F-1 through F-27 hereof.

Item 8.
         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

     The following table lists the executive officers and directors of the Company, together with their respective ages and offices:



Name                              Age             Office


James F. Slattery                 47              President, Chief Executive Officer and Director

Michael C. Garretson              52              Executive Vice President and Chief Operating Officer

Aaron Speisman                    49              Executive Vice President, Secretary and Director

Ira M. Cotler                     34              Executive Vice President-Finance

Richard P. Staley                 65              Senior Vice President and Director

Lee Levinson                      55              Chief Financial Officer

Melvin T. Stith(1)                50              Director

Raymond S. Evans(1)               60              Director

Stuart M. Gerson(1)               53              Director

Shimmie Horn                      24              Director




-------------------------

(1)  Member of Audit, Compensation and Stock Option Committees.


     James F. Slattery co-founded the Company in October 1987 and has been its President, Chief Executive Officer and a director since the Company's inception and Chairman since August 1994. Prior to co-founding the Company, Mr. Slattery had been a managing partner of Merco Properties, Inc., a hotel operation company, Vice President of Coastal Investment Group, a real estate development company, and had held several management positions with the Sheraton Hotel Corporation.

     Michael C. Garretson joined the Company in August 1994 as its Vice President of Business Development. In October 1995, he became the Director of Planning and Economic Development for the City of Jacksonville, Florida and served in such position until rejoining the Company in January 1996, during which period he also acted as a consultant to the Company. Mr. Garretson was elected Executive Vice President and Chief Operating Officer in March 1996. From September 1993 to August 1994, Mr. Garretson was Senior Vice President of Wackenhut Corrections Corp., a developer and manager of privatized correctional and detention facilities, and from August 1990 to August 1993 was Director of Area Development for Euro Disney S.C.A., the operator of a European theme park.

     Aaron Speisman co-founded the Company in October 1987 and has been its Executive Vice President, Secretary and a director since the Company's inception. From October 1987 to March 1994, Mr. Speisman also served as Chief Financial Officer of the Company. Since June 1, 1996, Mr. Speisman has been employed by the Company on a part-time basis.

     Ira M. Cotler was elected the Company's Executive Vice President-Finance in March 1996. Prior to joining the Company, from June 1989 to February 1996, Mr. Cotler was employed by Janney Montgomery Scott Inc., an investment banking firm, serving in several capacities, most recently as Vice President of Corporate Finance.

     Richard P. Staley has served as the Company's Senior Vice President of Operations since November 1988 and as a director since May 1994. From 1984 to 1987, Mr. Staley was the Evaluation and Compliance Director for Corrections Corporation of America and from 1953 to 1983, held various positions with the United States Department of Justice, Immigration and Naturalization Service. Mr. Staley is a certified American Correctional Association standards auditor for jail and detention facilities.

     Lee Levinson became an employee of the Company in February 1994 and was elected Chief Financial Officer in March 1994. From 1989 until December, 1993, Mr. Levinson was a partner at Fleischman & Company, independent certified public accountants. Mr. Levinson is a certified public accountant.

     Melvin T. Stith was elected a director of the Company in November 1994. Since July 1991, Mr. Stith has been Dean of the Florida State University College of Business. From December 1989 to July 1991, Mr. Stith was Chairman of the Marketing Department of the Florida State University College of Business where he was also a Professor. Mr. Stith is also a director of Sprint and United Telephone of Florida.

     Raymond S. Evans was elected a director in May 1994. For more than the past five years, Mr. Evans has been a partner of the law firm of Ruskin, Moscou, Evans & Faltischek, P.C.

     Stuart M. Gerson was elected a director in June 1994. Since March 1993, Mr. Gerson has been a partner of the law firm of Epstein Becker & Green, P.C. From January 1993 to March 1993, he was acting Attorney General of the United States. From January 1989 to January 1993, Mr. Gerson was the Assistant U.S. Attorney General for the Civil Division of the Department of Justice.

     Shimmie Horn was elected a director of the Company in June 1996. Mr. Horn, received a B.A. degree in Economics from Yeshiva College in 1993, and graduated from the Benjamin Cardozo School of Law in 1996. He is the son of the late Morris Horn, the former Chairman and a founder of the Company.

Item 10.    Executive Compensation

     The following table sets forth a summary of the compensation earned in 1994, 1995 and 1996 by the Company's Chief Executive Officer and by each other
executive  officer  whose  compensation   exceeded  $100,000  in  1996:



                           Summary Compensation Table

                                                                                                                      Long Term
                                                         Annual Compensation                                    Compensation Awards

                                                                                               Number of Shares       ALl Other
Name and Principal Position                                                Other Annual       Underlying Options     Compensation
                                Year         Salary          Bonus        Compensation (1)        Granted                (2)
                                ----         ------          -----        ----------------        -------                ---



James F. Slattery               1996        $208,685            0             $19,984                  0               $20,139

  President and                 1995        $189,000            0             $13,010              5,000               $30,263

  Chief Executive Officer       1994        $180,000        $77,230           $23,063             13,125               $22,376



Lee Levinson                    1996        $112,184        $   507           $ 5,167              5,000                 0

  Chief Financial Officer       1995        $110,615        $ 1,000           $ 5,167              5,000                 0

                                1994        $ 90,269        $ 1,000           $ 7,615(3)          12,813                 0

Michael Garretson               1996        $112,406        $   507           $13,000(4)         100,000                 0
  Executive Vice President
                                1995        $ 55,926            0                 0                6,250                 0

                                1994        $ 17,525            0                 0                  0

Ira Cotler                      1996        $107,261        $   507            $50,396(5)        100,000                0
  Executive Vice President
                                1995          N/A               N/A               N/A               N/A                 N/A

                                1994          N/A               N/A               N/A               N/A                 N/A



------------------

     (1) Consists of car lease payments.

     (2) Consists of life insurance premiums.

     (3) Consists of $7,615 of consulting fees prior to his employment by the Company.

     (4) Also includes housing allowance.

     (5) Also includes relocation and related costs.



     In addition to the compensation described above, for 1995, Mr. Slattery received S Corporation distributions of $134,400.

     The following table sets forth information concerning stock options granted executive officers named in the Summary Compensation Table:



                              Option Grants in 1996



                                   Individual
                                Grants Individual
                 ---------------------------------------------


                               Number of        % of Total                                       Potential Realizable Value
                                 Shares          Options                                         at Assumed Annual Rates of
                               Underlying        Granted          Exercise                      Stock Price Appreciation for
                                Options            all             Price         Expiration               Option Term
          Name                   Granted        Employees        per/Share          Date              5%               10%
          ----                   -------        ---------       ------------     ----------        --------         ---------


James F. Slattery.........            0              0                   0                0               0                0
Lee Levinson..............        5,000            1.9%            $11.000         1/5/2001        $ 18,944         $ 41,973
Michael Garretson.........      100,000             39%            $11.000         1/5/2001        $244,500         $540,500
Ira Cotler................      100,000             39%            $11.000         1/5/2001        $244,500         $540,500






     The following table sets forth information concerning stock options granted executive officers named in the Summary Compensation Table:

                       Option Values at December 31, 1996



                                              Number of                                 Value of
                                          Shares Underlying                 Unexercised In-The-Money Options
                                         Options at Year End                          at Year End
Name                                     Exercisable/Unexercisable                Exercisable/Unexercisable


James F. Slattery...............              6,563/11,562                          $  6,497/$  6,496
Lee Levinson....................              6,407/12,656                          $ 15,439/$ 15,435
Mike Garretson..................             26,458/66,667                          $138,877/$366,669
Ira Cotler......................             33,333/66,667                          $183,332/$366,669



Employment Agreements

     The Company has entered into an employment agreement with Mr. Slattery which expires February 9, 1999 and provides for minimum annual compensation of $189,000, cost of living increases, use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $200,000. As of June 1, 1996, Mr. Speisman is employed under an agreement which provides for Mr. Speisman's employment on a part-time basis at an annual salary of $35,000.

     The Company has also entered into employment agreements with Messrs. Garretson and Cotler which expire January 20, 1999 and provide for compensation of $115,000 and $129,000, respectively, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, related benefits, a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $50,000 and $75,000, respectively, and the grant to each of options to purchase 100,000 shares of Common Stock. See "Stock

Options-Other Options."

     In October 1989, a subsidiary of the Company, entered into an employment agreement with William Banks. Under this agreement, Mr. Banks was responsible for developing and implementing community relations projects on behalf of the Company and for acting as a liaison between the Company and local community and civic groups who may have concerns about Company's facilities being established in their communities, and with government officials throughout the State of New York. As compensation, Mr. Banks received 3% of the gross revenue from all Federal Bureau of Prisons, state and local correctional agency contracts within the State of New York with a guaranteed minimum monthly income of $4,500. In December 1993, Mr. Banks agreed to become a consultant to the Company upon the same terms and conditions in order to accurately reflect the level and nature of the services he provided. In 1995 and 1996, Mr. Banks earned approximately $334,000 and $296,000 respectively.

     Stock Options

     1993 Stock Option Plan

     Under the 1993 Stock Option Plan (the "1993 Plan") 500,000 shares of Common Stock are reserved for issuance upon exercise of options designated as either
(i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. Under the 1993 Plan, ISOs may be granted to employees and officers of the Company and non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

     The 1993 Plan is administered by the Company's Stock Option Committee which determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISO's, the rate of exercise of each option, the option purchase price per share, the manner of exercise, the form of payment upon exercise, and whether restrictions such as repurchase rights are to be imposed on the shares following exercise. Options granted under the 1933 Plan expire five years after the date of grant and may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. No options may be granted under the 1993 Plan after October 2003; however, options granted under the 1993 Plan prior thereto may extend beyond that date. Options granted under the 1993 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     During fiscal 1994 and 1995, options to purchase 225,313 and 54,375 shares, respectively, were granted under the 1993 Plan at exercise prices ranging from $4.76 to $20.63 per share. In 1996, options to purchase 50,700 shares were granted under the 1993 Plan at exercise prices ranging from $8.875 to $15.25 per share.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 14, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and
(iii) all officers and directors of the Company as a group:



Name and Address                                         Amount and Nature of                     Percentage of
Beneficial Owner(1)                                     Beneficial Ownership                  Beneficial Ownership


Esther Horn................................                     659,175                                8.6%
James F. Slattery(2).......................                     788,125                               10.3
Aaron Speisman(3)..........................                     470,763                                6.1
Jennifer Anna Speisman 1992 Trust..........                      83,438                                1.1%
Joshua Israel Speisman 1992 Trust..........                      83,438                                1.1%
Ira M. Cotler (4)..........................                      84,034                                1.1%
Richard P. Staley (5)......................                      76,006
Michael C. Garretson (6)...................                      59,791
Raymond S. Evans(7)........................                      24,044                                 *
Lee Levinson(8)............................                      26,814                                 *
Stuart Gerson (9)..........................                      19,475                                 *
Melvin T. Stith (10).......................                      15,000                                 *
Shimmie Horn (11)..........................                       1,312                                 *
All officers and directors as a group
(ten persons) (2)  (3) (4) (5) (6) (7) (8)
(9) (10) (11)..............................                   1,565,364                               20.4%




------------------------
* Less than 1%


     (1) All addresses are c/o Correctional Services Corporation, 1819 Main Street, Suite 1000, Sarasota, Florida 34236.

     (2) Includes options to purchase 15,625 shares of Common Stock. Does not include options to purchase 2,500 shares of Common Stock not exercisable within 60 days.

     (3) Director and founder. Does not include 98,438 shares of Common Stock owned by the Jennifer Anna Speisman 1992 Trust and 98,438 shares of Common Stock owned by the Joshua Israel Speisman 1992 Trust, trusts for the benefit of Mr. Speisman's children, as to which Mr. Speisman disclaims beneficial ownership. Includes options to purchase 15,625 shares of Common Stock and a Series A Warrant to purchase 6,700 shares of Common Stock but does not include options to purchase 2,500 shares of Common Stock not exercisable within 60 days.

     (4) Includes 2,612 shares of Common Stock owned by his wife as to which he disclaims beneficial ownership. Also includes options to purchase 66,666 shares of Common Stock, a Series A Warrant to purchase 3,850 shares of Common Stock and other warrants to purchase 10,906 shares of Common Stock. Does not include options to purchase 33,334 shares of Common Stock not exercisable within 60 days.

     (5) Includes options to purchase 41,081 shares of Common Stock. Does not include options to purchase 19,544 shares of Common Stock not exercisable within 60 days.

     (6) Consists of options to purchase 59,791 shares of Common Stock. Does not include options to purchase 33,334 shares of Common Stock not exercisable within 60 days.

     (7) Includes options to purchase 15,425 shares of Common Stock. Does not include options to purchase 7,500 shares of Common Stock not exercisable within 60 days.

     (8) Includes 3,282 shares of Common Stock owned by wife and 1,969 shares of Common Stock owned by his minor child, as to which he disclaims beneficial ownership. Also includes options to purchase 21,563 shares of Common Stock. Does not include options to purchase 3,500 shares of Common Stock not exercisable within 60 days.

     (9) Consists of options to purchase 15,625 shares of Common Stock and a Series A Warrant to purchase 3,850 shares of Common Stock. Does not include options to purchase 22,500 shares of Common Stock not exercisable within 60 days.

     (10) Consists of options to purchase 15,000 shares of Common Stock. Does not include options to purchase 7,000 shares of Common Stock not exercisable within 60 days.

     (11) Does not include options to purchase 10,000 shares of Common Stock not exercisable within 60 days.

     The Company is unaware of any arrangements which may result in a change in control of the Company.

     Item 12. Certain Relationships and Related Transactions

     The Company subleases a building located at 12-16 East 31st Street, New York, New York from LeMarquis Operating Corp. ("LMOC"), a corporation owned 25% by Ester Horn and 8% by James F. Slattery. The Company currently utilizes approximately fifty percent of the building for the Manhattan Community Corrections and the New York Community Corrections programs. LMOC leases this building from an unaffiliated party at a current base monthly rental of approximately $15,456 (the "Base Rent"), plus taxes, currently approximately $14,000, and water and sewer charges, currently approximately $3,500, for a total monthly rental of approximately $33,000. The Company has the right to use as much of the building as it requires for its business subject to the rights of certain residential subtenants to remain in the building. These rights include the right to housing at a predetermined rental for an indefinite period of time pursuant to New York State rent stabilization laws.

     As a result of the lease negotiations, under a sublease dated as of January 1, 1994, since May 1, 1995, the Company has paid rent of $18,000 per month above the rent paid by LMOC to the building's owner for a total monthly rent of approximately $50,802; prior to May 1, 1995 and under the prior lease, the Company paid rent of $10,000 per month above the rent paid by LMOC to the building owner. The Company has, to date, invested $690,000 in leasehold improvements and will not receive any credit, in terms of a reduction in rent or otherwise, for these improvements. The terms of this sublease were not negotiated at arm's length due to the relationship of Mrs. Horn and Mr. Slattery with both the Company and LMOC. The negotiation of the sublease, including the renewal terms, was requested by the Representative of the Underwriters of the Company's February 2, 1994 initial public offering to substantially track the renewal terms of the Company's management contract. The negotiations were not subject to the board resolution, adopted subsequent to the negotiations, relating to affiliated transactions, although the terms were approved by all of the directors. The initial term of the Company's sublease expired April 30, 1995, and is currently in its first renewal term expiring April 30, 2000. The sublease contains two additional successive five-year renewal options beginning May 1, 2000. The monthly rent above the rent paid by LMOC to the building's owner will increase to $22,000 per month during the second renewal term beginning May 1, 2000 and to $26,000 per month during the third renewal term beginning May 1, 2005. The Company paid $40,000 to LMOC for the renewal options. These renewal options were separately negotiated between the Board of Directors of the Company and LMOC. Mr. Slattery participated in such negotiations. Mrs. Horn and Mr. Slattery will receive their proportionate shares of rents received by LMOC under the terms of this sublease.

     Previously, residential and commercial tenants of the building paid annual rent of approximately $300,000 to LeMarquis Enterprise Corp. ("Enterprises"), a company owned 30% by Mrs. Horn, 28% by Mr. Slattery and 25% by Mr. Speisman, and Enterprises paid all expenses of operating the residential and commercial portions of the building as well as a portion of the overall expenses of the building. The Company paid any cash flow deficiency to Enterprises. This arrangement terminated in February 1994, and all of the building's revenues, including rent from the residential and commercial tenants, are now received and expenses paid by the Company. The revenue from this portion of the building was approximately $210,000 in 1994 and $205,000 in 1995. The Company anticipates that operating the portion of the building occupied by residential and commercial tenants will result in a net expense to the Company of approximately $25,000 per month. Due to New York rent stabilization laws, the Company is unable to increase the rent paid by the residential tenants in this building in response to increased rent or expenses incurred by the Company.

     The Company leases the entire building located at 988 Myrtle Avenue, Brooklyn, New York from Myrtle Avenue Family Center, Inc. ("MAFC") pursuant to a lease which commenced January 1, 1994 and expires December 31, 1998. The lease establishes a monthly rental of $40,000 and contains three five-year renewal options. The monthly rental for the first option period, which runs from January 1, 1999 through December 31, 2003, is $40,000. The monthly rental for the second option period, which runs from January 1, 2004 through December 31, 2008, is $45,000, and the monthly rental for the third option period, which runs from January 1, 2009 through December 31, 2013, is $50,000. In addition, the Company pays taxes, insurance, repairs and maintenance on this building. MAFC is a corporation owned by Mrs. Horn (27.5%) and Messrs. Slattery (8%) and Speisman (27.5%). The terms of the lease were not negotiated at arm's length due to their relationship with MAFC and the Company. Messrs. Slattery and Speisman participated in such negotiations.

     The Company leases a building located at 2534 Creston Avenue, Bronx, New York from Creston Realty Associates, L.P. ("CRA"), the corporation owned 10% by Ester Horn. The lease term is two years commencing October 1, 1996 and has three additional one year option periods. The Company also pays a base rent of $180,000 per year which will escalate five percent per year for each of the three year options if they are exercised. The Company pays taxes, insurance, repairs and maintenance on this building which will be used to house a community correctional center. The terms of this lease were not negotiated at arms length due to the relationship between the Company, Ms. Horn and CRA.

     Pursuant to the terms of a Board of Directors resolution adopted in connection with the Company's initial public offering, all transactions between the Company and any of its officers, directors or affiliates (except for wholly-owned subsidiaries) must be approved by a majority of the unaffiliated members of the Board of Directors and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and be in connection with bona fide business purposes of the Company. In the event the Company makes a loan to an individual affiliate (other than a short-term advance for travel, business expense, relocation or similar ordinary operating expenditure), such loan must be approved by a majority of the unaffiliated directors.

     Stuart M. Gerson, a director of the Company, is a member of Epstein Becker & Green, P.C., a law firm which represented the Company on certain matters and which is representing the Company in connection with this offering. In April 1996, in consideration for certain consulting services, the Company granted Mr. Gerson options to purchase a total of 15,000 shares of Common Stock at an exercise price of $8.75 per share, the fair market value of the shares on the date of grant. The options, which were not granted pursuant to either the 1993 Plan or the Directors Plan are non-qualified options under the Code, vest 50% one year from the date of grant and the remaining 50% two years from the date of grant. See "Legal Matters."

     ITEM 13. EXHIBITS AND REPORTS

     (a) Exhibits

     *2.1 Stock Transfer Agreements between the Company and the stockholders of each of Esmor Management, Inc., Esmor (Brooklyn), Inc., Esmor Manhattan, Inc., Esmor (Seattle), Inc., Esmor New Jersey, Inc., Esmor Texas, Inc. and Esmor Houston, Inc.

     *3.1 Certificate of Incorporation dated October 28, 1993

     3.1.1 Copy of Certificate of Amendment of Certificate of Incorporation of Esmor Correctional Services, Inc. dated July 29, 1996

     *3.2 By-Laws

     *4.2 Form of Underwriter's Warrant between the Company and Janney Montgomery Scott Inc. *10.1 Stock Option Plan *10.5 Employment Agreement between the Company and James F. Slattery *10.6 Employment Agreement between the Company and Aaron Speisman

     10.6.1 Modification to the Employment Agreement between the Company and Aaron Speisman, dated June 13, 1996

     *10.9.2 Exercise of third option year of the contract for operation of a facility in Brooklyn, New York

     #10.9.3 Extension of contract for operation of a facility in Brooklyn, New York through March 31, 1995

     *10.10 Bridge Contract between the Company and the U.S. Department of Justice, Immigration and Naturalization Service for operation of the Seattle Processing Center, dated September 28, 1993

     10.10.1 Contract Amendment between the Company and the U.S. Immigration and Naturalization service for operation of the Seattle Processing Center, dated 10/1/96

     *10.11 Contract between the Company and the Judicial District Community Supervision and Corrections Department of Tarrant County, dated September 1, 1993

     #10.11.1 Renewal and Amendment of Agreement between the Company and the Judicial District Community Supervision and Corrections Department of Tarrant County, dated October 5, 1994

     **10.11.2 Contract between the Company and the Judicial District Community Supervision and Corrections Department of Tarrant County, dated September 26, 1995 for the operation of the Tarrant County Community Corrections Facility

     *10.12 Contract between the Company and the New York State Department of Corrections, dated July 17, 1992

     **10.12.1 Extension of Contract between the Company and the New York State Department of Corrections

     *10.13 Contract between the Company and the Texas Department of Criminal Justice, Pardons and Paroles Division

     #10.13.1 Extension to the contract between the Company and the Texas Department of Criminal Justice, Pardons and Paroles Division for operation of the South Texas Intermediate Sanction Facility

     **10.13.2 Contract between the Company and the Texas Department of Criminal Justice for operation of the South Texas Intermediate Sanction Facility

     *10.15 Agreement between the Company and William Banks, dated October 31, 1989

     *10.16 Form of Sub-Lease between the Company and LeMarquis Operating Corp.

     *10.17 Form of Lease between the Company and Myrtle Avenue Family Center, Inc.

     *10.18 Lease between the Company and T. NY (USA)

     #10.19 Contract by and between Esmor Canadian, Inc. and the Board of Trustees for the Hemphill County Juvenile Detention Center for operation of the Hemphill County Juvenile Detention Center

     #10.20 Contract between Esmor Fort Worth, Inc. and the Texas Department of 22 of Criminal Justice, Pardons and Paroles Division for the Fort Worth Community

     #10.21 Contract dated September 1, 1994 by the Community Supervision and Corrections Department of Travis County, Texas for the Travis County Substance Abuse Treatment Facility

     **10.21.1 Contract dated October 1, 1995 by the Community Supervision and Corrections Department of Travis County, Texas for the Travis County Substance Abuse Treatment Facility

     #10.22 Contract between the Company and the U.S. Department of Justice, Immigration and Naturalization Service for operation of the Seattle Processing Center, effective August 1, 1994

     **10.22.1 Exercise of second option of the contract for operation of the Seattle Processing Center #10.23 Lease between Esmor Fort Worth, Inc. and Region Enterprises, Inc.

     #10.24 Revolving Credit and Term Loan Agreement with Marine Midland Bank dated as of July 28, 1994

     **10.25 1994 Non-Employee Director Stock Option Plan

     **10.26 Loan and Security Agreement with NationsBank, N.A. (South) dated as of December 31, 1995

     **10.27 Lease between the Company and Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership dated as of June 30, 1995

     10.27.1 Amendment to the Lease Agreement between the Company and Zell Merill Lynch Real Estate Opportunity Partners Limited Partnership dated November 15, 1996

     **10.28 Lease between the Company and Gayton Crossing dated as of May 26, 1995

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

     10.40 Contract between the Company and the U.S. Bureau of Prisons for operation of the Bronx Community Corrections Center, dated October, 1, 1996

     10.41 Contract between the Company and the State of Arizona for operation of the DWI Secure Prison, dated November 7, 1996.

     10.42 Contract between the Company and McKinley County New Mexico for operation of the McKinley County, New Mexico Adult Detention Facility, dated October 3, 1996

     10.43 Contract between the Company and Colorado County, Texas for the operation of the Colorado County, Texas Juvenile Residential Facility

     10.44 Lease Agreement between the Company and Creston Realty Associates, L.P., dated October 1, 1996

     *10.45 Lease between the Company and Elberon Development Company

     10.45.1 Assignment of Lease between the Company and Elberon Development Company

     10.46 Contract between the Company and Bell County Texas for operation of the Bell County Juvenile Residential Facility

     *10.47 Employment Agreement between the Company and Ira M. Cotler, dated January 21, 1996.

     *10.48 Employment Agreement between the Company and Michael C. Garretson, dated January 21, 1996.

     **22.1 List of Significant Subsidiaries

     **23.1 Consent of Grant Thornton LLP


------------------------

     *Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-71314-NY).

     #Incorporated by reference to the Company's Annual Report on Form-10-KSB for the year ended December 31, 1994.

     **Incorporated by reference to the initial filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K for its last quarter in fiscal 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORRECTIONAL SERVICES CORPORATION
                                  Registrant


                                 By: /s/James F. Slattery, President
                                    ---------------------------------
                                    James F. Slattery, President


Dated: March 31, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               Signature                                  Title                                           Date



/s/James F. Slattery                     President (Principal Executive Officer) and                 March 31, 1997
--------------------------------
James. F. Slattery                       Director

/s/Aaron Speisman                        Vice President, Secretary and Director                      March 31, 1997
--------------------------------
Aaron Speisman

/s/Lee Levinson                          Chief Financial Officer (Principal Financial                 March 31, 1997
--------------------------------
Lee Levinson                             Officer)

/s/Raymond S. Evans
--------------------------------         Director                                                    March 31, 1997
Raymond S. Evans

/s/Stuart Gerson
--------------------------------         Director                                                    March 31, 1997
Stuart Gerson

/s/Melvin Stith
--------------------------------         Director                                                    March 31, 1997
Melvin Stith

/s/Shimmie Horn
--------------------------------         Director                                                    March 31, 1997
Shimmie Horn

/s/Richard Staley
--------------------------------         Vice President and Director                                 March 31, 1997
Richard Staley



CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES

December 31, 1996 and 1995

                                 C O N T E N T S


                                                                                                               Page

Report of Independent Certified Public Accountants                                                               1

    Consolidated Balance Sheets as of December 31, 1995 and 1996                                                 2

    Consolidated Statements of Operations for the years ended December 31, 1995
      and 1996                                                                                                   3

    Consolidated Statement of Stockholders' Equity for the years ended
      December 31, 1995 and 1996                                                                                 4

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1995 and 1996                                                                                5-6

    Notes to Consolidated Financial Statements                                                                   7




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Correction Services Corporation


     We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP


New York, New York
March 7, 1997

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                          ASSETS                                                              1996               1995

CURRENT ASSETS
  Cash and cash equivalents                                                                $20,932,309     $   3,756,748

  Restricted cash                                                                                    -           750,000
  Accounts receivable                                                                        4,023,620         3,374,229
  Receivable from sale of equipment and leasehold improvements                               1,476,000                 -
  Prepaid expenses and other                                                                 2,001,973         1,415,306
     Total current assets                                                                   28,433,902         9,296,283

BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  AT COST, NET                                                                              12,040,149         7,226,323

  LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT AND

  LEASEHOLD IMPROVEMENTS                                                                     2,031,882         3,207,882

OTHER ASSETS
  Deferred development and start-up costs, net                                               5,817,959         1,729,270
  Deferred income taxes                                                                      1,495,000         1,120,000
  Other                                                                                         485,157          760,769

                                                                                           $50,304,049       $23,340,527

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable and accrued liabilities                                                $4,873,542           3,535,165

  Current portion of long-term debt                                                              --            1,221,022

     Total current liabilities                                                             4,873,542           4,756,187

LONG-TERM DEBT                                                                                   --            4,000,000
LONG-TERM PORTION OF ACCRUED CLOSURE EXPENSES                                              1,606,000                  --
SUBORDINATED PROMISSORY NOTES                                                              3,899,841           5,362,295

COMMITMENTS AND CONTINGENCIES                                                                    --                   --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
    none issued and outstanding                                                                  --                   --
  Common stock, $.01 par value, 30,000,000 shares authorized,
   7,660,779 and 4,911,688 shares issued and outstanding
    as of 1996 and 1995, respectively.                                                       76,608               49,117
  Additional paid-in capital                                                             42,022,593            9,479,436
  Accumulated deficit                                                                    (2,174,535)           (306,508)
                                                                                         39,924,666            9,222,045

                                                                                        $50,304,049          $23,340,527


     The accompanying notes are an integral part of these statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             Years Ended December 31,

                                                                                          1996                    1995

Revenues
    Resident fees                                                                       $30,866,162           $30,482,683
    Other income                                                                            635,496             1,007,343

                                                                                         31,501,658            31,490,026

Expenses
    Operating                                                                            21,928,329            19,731,797
    General and administrative                                                            8,655,628             9,938,344
    Fort Worth and New York Community Corrections
      closure costs                                                                       3,329,000                    --
    New Jersey facility closure costs                                                              -            3,909,700

                                                                                         33,912,957            33,579,841


Operating Loss                                                                           (2,411,299)           (2,089,815)

Interest expense                                                                            481,728               699,576

Loss before income taxes                                                                 (2,893,027)           (2,789,391)
Income tax (benefit)                                                                     (1,025,000)           (1,050,000)

         NET LOSS                                                                     $  (1,868,027)         $ (1,739,391)


Net per common share                                                                          $(.32)               $(.38)


Weighted average shares outstanding                                                       5,781,853            4,552,707











     The accompanying notes are an integral part of these statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995


                                                                         Additional           Retained
                                                        Common            paid-in             earnings
                                                         stock            capital             (deficit)             Total

Balance at January 1, 1995                             44,079            $5,616,456         $ 1,432,883         $  7,093,418

Exercise of stock options                                  70               33,250                  -               33,320
Common stock issuance                                   4,968            3,464,730                  -            3,469,698
Issuance of warrants with
  subordinated promissory notes                            -               365,000                  -              365,000
Net loss                                                   -                  -              (1,739,391)        (1,739,391)

Balance at December 31, 1995                           49,117            9,479,436            (306,508)            9,222,045


Common stock issuance through
   public offering                                     24,375           30,483,681                   -            30,508,056
Exercise of stock options                                 649              411,338                   -               411,987
Exercise of warrants                                    2,467            1,648,138                   -             1,650,605
Net loss                                                   -                    -           (1,868,027)           (1,868,027)



Balance at December 31, 1996                          $76,608           $42,022,593        $(2,174,535)          $39,924,666

















     The accompanying notes are an integral part of this statement.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,


                                                                                      1996                  1995
Cash flows from operating activities:
  Net loss                                                                        $(1,868,027)          $(1,739,391)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                                   778,462             1,168,850
      Amortization of subordinated note discount                                      173,247                50,695
      New Jersey facility asset impairment                                                  -             2,771,424
      New Jersey deferred development costs writedown                                       -               416,201
      Ft. Worth deferred development cost writedown                                    98,446                     -
      Ft. Worth and NYCC facilities asset impairment                                  564,050                     -
      Amortization of deferred loan costs                                             243,258               127,568
      Deferred income tax benefit                                                    (375,000)           (1,120,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                          (649,391)            1,429,785
        Refundable taxes                                                             (650,000)                    -
        Prepaid expenses and other current assets                                      63,333              (774,644)
        Accounts payable and accrued liabilities                                      377,877               895,650
        Reserve for Ft. Worth and NYCC facilities carrying costs                    2,566,504                     -
        Reserve for New Jersey facility carrying costs                               (300,000)                    -

                Net cash provided by operating activities                           1,022,759            3,226,138

Cash flows from investing activities:
  Capital expenditures                                                             (6,018,195)           (6,110,693)
  Development and start-up costs                                                   (4,317,276)           (1,824,268)
  (Increase) decrease in restricted cash - unexpended construction
    funds                                                                             750,000              (750,000)

                Net cash used in investing activities                              (9,585,471)           (8,684,961)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                           30,508,056             3,469,698
  Proceeds from long-term borrowing                                                        -              1,500,000
  Payments on long-term borrowings                                                 (4,000,000)           (1,282,715)
  Proceeds (payments) on short-term debt, net                                      (1,221,022)              218,333
  Issuance of subordinated notes and warrants                                              -              5,676,600
  Debt issuance costs                                                                      -               (652,101)
  Net proceeds from exercise of stock options and warrants                            426,890                33,320
  Other assets                                                                         24,349               (56,010)

                Net cash provided by financing activities                          25,738,273             8,907,125





     The accompanying notes are an integral part of these statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            Years ended December 31,


                                                                                        1996                   1995

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                          $17,175,561        $ 3,448,302


Cash and cash equivalents at beginning of period                                         3,756,748            308,446

Cash and cash equivalents at end of period                                            $ 20,932,309        $ 3,756,748
                                                                                       ===========        ===========

Supplemental disclosures of cash flows information:  Cash paid during the period for:
    Interest                                                                          $    883,900        $   602,700
                                                                                       ===========        ============
    Income taxes                                                                      $    (2,200)        $   789,500
                                                                                       ===========        ============

































     The accompanying notes are an integral part of these statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Correctional Services Corporation and Subsidiaries (formerly Esmor Correctional Services, Inc.) operate and manage detention and correctional facilities for Federal, state and local government agencies. On August 1, 1996, the Company's Certificate of Incorporation was amended which changed the name of the Company to Correctional Services Corporation and increased the number of authorized shares of Common Stock from 10,000,000 to 30,000,000 shares.

1.       Principles of Consolidation

     The consolidated financial statements include the accounts of Correctional Services Corporation and its wholly-owned subsidiaries, Esmor, Inc., Correctional Services Management, Inc., Esmor Brooklyn, Inc., Esmor Seattle, Inc., Esmor Manhattan, Inc., Esmor Mansfield, Inc., Esmor Houston, Inc., Esmor New Jersey, Inc., Esmor Ft. Worth, Inc., Esmor Canadian, Inc. and Esmor Travis, Inc. (collectively the "Company" or the " companies"). All significant intercompany balances and transactions have been eliminated. As of December 31, 1996 all of the aforementioned subsidiaries (except Esmor, Inc. and Esmor New Jersey, Inc.) were merged into the parent company.

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

3.       Building, Equipment and Leasehold Improvements

     Building, equipment and leasehold improvements are carried at cost. Depreciation of buildings are computed under the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed under the straight-line method over a five-year period. Leasehold improvements are being amortized over the shorter of the life of the asset or the applicable lease term (ranging from five to ten years).

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

4.       Deferred Development and Start-up Costs

     Deferred development costs consist of costs that can be directly associated with a specific anticipated contract and, if the recoverability from that contract is probable, they are deferred until the anticipated contract has been awarded. At the commencement of operations of the facility, the deferred development costs are amortized over the life of the contract (including option periods) as development expense but not to exceed 5 years. Costs of unsuccessful or abandoned contracts are charged to expense when their recovery is not considered probable. Facility start-up costs are incurred (after a contract is awarded) in connection with the opening of new facilities under the contract. These costs, which are required under the contract, are capitalized to the extent recoverable from the date of award until commencement of operations, at which time they are amortized on a straight-line basis over the term (including option periods) of the government contracts not to exceed five years.

5.       Income Taxes

     The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences of events that have been reflected in the Company's consolidated financial statements.

6.       Loss Per Share

     The computation of net loss per common share is based upon the weighted average number of common shares outstanding during the year. Common stock equivalents (stock options and warrants) were not included for the years ended December 31, 1995 and 1996, as their effect would be anti-dilutive.

7.       Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     Restricted cash of $750,000 at December 31, 1995 represented payments made in 1996 to the contractor for the completion of the Phoenix, Arizona facility.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

8.       Reclassifications

     Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation. In addition, certain construction costs initially classified as deferred development costs have been reclassified to buildings, equipment and leasehold improvements as of December 31, 1995.

9.       Use of Estimates in Consolidated Financial Statements

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For discussion of the realization of Receivable from Sale of Equipment and Leasehold Improvements and costs pertaining to the New York and Fort Worth closures. see Note L.

10. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). The standards for SFAS No. 121 require that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and to value long-lived assets to be disposed of. The primary objectives under SFAS No. 121 are to (a) recognize an impairment loss of an asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable or (b) if planning to dispose of long-lived assets or certain identifiable intangibles, such assets have been reflected in the Company's consolidated financial statements at the net asset value less cost to sell. The effect of adopting SFAS 121 was not considered material to the consolidated financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

11.      Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation. With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. Management has not adopted SFAS No. 123's accounting recognition provisions related to stock options granted to employees and accordingly, will continue following APB No. 25's accounting provisions. All other requirements of SFAS No. 123 were implemented on January 1, 1996.

     NOTE B - CONTRACTUAL AGREEMENTS WITH GOVERNMENT AGENCIES

     The Company currently operates fifteen secure and non-secure corrections or detention programs in the states of Arizona, Florida, New York, Texas and Washington for Federal, state and local government agencies exclusive of two programs which are expected to close in 1997 and for which a write-down has been provided for the year ended December 31, 1996 (see Note K). The Company's secure facilities include a detention and processing center for illegal aliens, intermediate sanction facilities for parole violators and a shock incarceration facility, which is a military style "boot camp" for youthful offenders. Non-secure facilities include residential programs such as community corrections facilities for federal and state offenders serving the last six months of their sentences and non-residential programs such as home confinement supervision.

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

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE C - FAIR VALUE OF FINANCIAL INSTRUMENTS

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



                                                                                 Year Ended December 31,


                                                                 1996                                     1995
                                                                 ----                                     ----

                                                       Carrying           Fair                 Carrying           Fair
                                                       Amount             Amount                Amount           Amount

            Cash and cash equivalents                $20,932,00           $20,932,00          $3,757,000       $3,757,000

            Long-term debt                                    0                    0          $5,221,000       $5,221,000
            Subordinated promissory
            notes                                    $3,900,000           $3,900,000          $5,362,000       $5,362,000




     3. Receivable from Sale of Equipment and Leasehold Improvements

     The carrying value of the Receivable from Sale of Equipment and Leasehold at December 31, 1995 and 1996 is $3,207,882 and $3,507,882 respectively. The Company believes the fair value of the Receivable from Sale of Equipment and Leasehold Improvements is not practicable to estimate (See Note L-1(b)).

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:


                                                  1996          1995

Prepaid insurance                             $  214,231   $   190,754
Prepaid real estate                              165,061       122,473
Prepaid and refundable income taxes              819,199       665,878
Other                                            803,482       436,201
                                              $2,001,973    $1,415,306
                                              ==========    ==========


     NOTE E - BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Building, equipment and leasehold improvements, at cost, consist of the following:

                                                  1996          1995

Building and land                            $10,072,687    $5,742,749
Equipment                                      2,221,427     1,138,276
Leasehold improvements                           645,341     1,000,678
                                              ----------     ---------
                                              12,939,455     7,881,703

Less accumulated depreciation                  (899,306)      (655,380)
                                              ---------      ---------
                                             $12,040,149    $7,226,323
                                             ===========    ==========


     Depreciation expense for the years ended December 31, 1996 and 1995 was approximately $640,000 and $1,040,000, respectively.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE F - OTHER ASSETS

     Deferred development and start-up costs are comprised of the following:

                                             1996                1995
                                             ----                ----

Development costs                        $3,158,242           $1,663,804
Start-up costs                            3,079,272              354,880
                                         ----------           ----------
                                          6,237,514            2,018,684

 Less accumulated amortization             (419,555)            (289,414)
                                         ----------           ----------
                                         $5,817,959           $1,729,270
                                         ==========           ==========


     The  December  31,  1996 and 1995  balance  of  $5,817,959  and  $1,729,270 includes development costs of approximately $306,300 and $48,500, respectively, related to unawarded contracts. Included in deferred development is $637,500 paid to Colorado County, Texas which represents the Company's contractual commitment to finance 25% of the facility's construction cost with the county to fund the balance.

Other assets consist of the following:


                                            1996                 1995
                                            ----                 ----

Deferred refinancing costs, net          $344,167              $587,424
Deposits                                  106,820               125,773
Deferred lease option costs                26,660                34,664
Other                                       7,510                12,908
                                          -------              --------
                                         $485,157              $760,769
                                         ========              ========

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:


                                                     1996              1995
                                                     ----              ----

Accounts payable                                 $1,900,867         $1,324,963
Accrued expenses                                  1,193,348          1,722,848
Payroll and related taxes                           691,540            284,633
Construction costs (including retainage)             10,950            120,120
Income taxes                                        116,333             82,601
Accrued closure costs of Fort Worth and
 New York Community Corrections                     960,504                  -
                                                 ----------         ----------
                                                 $4,873,542         $3,535,165
                                                 ==========         ==========


     NOTE H - DEBT

     Effective December 31, 1995, the Company and NationsBank, N.A. entered into a loan and security agreement totaling $11.0 million expiring on January 15, 1998. The agreement consists of $5 million term loan at a fixed rate of 8.92%, which refinanced previous debt with another bank, and a $6 million revolving line of credit for working capital purposes. On September 17, 1996, the outstanding balances of both the term loan ($4,333,360) and the revolving line ($2,865,108) were repaid in full with interest from the net proceeds raised from the public offering (see Note K). Borrowings under the revolver are based, at the Company's option, on .75% over the bank's prime rate or the London International Bank Rate (LIBOR) plus 3.35%. After September 30, 1996 the interest rate charged under either method will be based on the Company's financial performance as specified in the agreement. Further, the Company is required to pay an annual commitment fee of .25% of the average unused portion of the facility. The Company may prepay any borrowings without interest or penalty. The Company's subsidiaries have guaranteed the Company's obligation under the agreement. The Company has granted the bank a first priority security interest in all of its assets, including a first real estate mortgage on the land and building being used for its Phoenix, Arizona facility. The lending agreement contains certain financial covenants including a debt service coverage ratio and a senior liabilities to tangible net worth and subordinated debt ratio. The agreement precludes the payment of dividends and stock repurchase or redemptions prior to December 31, 1996. Thereafter, such dividends, purchase or redemptions is limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above- noted financial covenants.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE H - DEBT - (Continued)

     Through a series of transactions that closed in July, August and September 1995, the Company issued 5,676.6 units at $1,000 per unit, in a private placement of its securities ("1995 Private Placement"). Each unit consists of
(i) a 10% subordinated promissory note due July 31, 1998 in the principal amount of $1,000, interest payable quarterly and (ii) a four year warrant to purchase 154 shares of common stock at $7.75 per share. The Company received proceeds of $5,676,600 in connection with the 1995 Private Placement and recorded the market value of the warrants, $365,000, as promissory note discount amortized over three years. The net proceeds from such issuance were used to construct and renovate the Phoenix, Arizona facility.

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

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1996


     NOTE H - DEBT - (Continued)

     There were no bank borrowings at the end of 1996. Borrowings at December 1995 under the bank long-term debt and revolving line of credit agreements consist of the following:

                                                                 1995
                                                                 ----

            Term loans                                        $5,000,000
            Revolving line of credit                             221,022
                                                               ---------
                                                               5,221,022
            Less
             Current maturities                                1,221,022
                                                               ---------
                                                              $4,000,000
                                                              ==========


     NOTE I - RENTAL AGREEMENTS

     Minimum rental commitments under non-cancelable leases as of December 31, 1996, are as follows:

                                                                 Related
                                              Total              Companies
                                              -----              ---------
  Year ending December 31,
       1997                                $1,850,000          $1,277,000
       1998                                 1,870,000           1,254,000
       1999                                 1,210,000             630,000
       2000                                   540,000             212,000
       2001                                   110,000                   -
       Thereafter                                   -                   -
                                           ----------          ----------
                                           $5,580,000          $3,373,000
                                           ==========          ==========


     The Company leases one facility from a related party under a sublease arrangement, which expires April 30, 2000. The Company has a five-year option to renew this sublease arrangement. A portion of this building and annex are occupied by residential and commercial tenants.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1996


     NOTE I - RENTAL AGREEMENTS - Continued

     The Company leases a second facility from a related party. The lease commenced January 1, 1994 and expires December 31, 1998. Thereafter, the Company has three successive five-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility.

     The Company leases a third facility from a related party. The lease commenced October 1, 1996 and expires September 30, 1998. Thereafter, the Company has three successive one-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility.

     Rental expense for the years ended December 31, 1996 and 1995 aggregated $1,410,000 and $1,510,000, respectively, and is included in general and administrative expenses. Rent expense to related companies aggregated $1,090,000 and $1,038,000 for the years ended December 31, 1996 and 1995, respectively.


     NOTE J - INCOME TAXES

     The income tax expense (benefit) consists of the following:


                                              1996              1995
                                              ----              ----
Current:
   Federal                              $  (695,000)         $   (42,000)
   State and local                           45,000              112,000

   Deferred
    Federal, state and local               (375,000)          (1,120,000)
                                        -----------          -----------
                                        $(1,025,000)         $(1,050,000)
                                        ===========          ===========

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE J - INCOME TAXES - (Continued)

     The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income:

                                                     December 31,

                                               1996              1995
                                               ----              ----

 Statutory federal rate                       (34.0)%           (34.0)%
 State taxes, net of federal tax benefit        1.4               5.0
 Non-deductible items                           1.5               1.2
 Other                                         (4.3)             (9.8)
                                              (35.4)%           (37.6)%
                                              =======           =======


     Deferred income taxes reflect the tax effected impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets are summarized as follows:


                                               1996                1995
                                               ----                ----

Ft. Worth and NYCC closure costs           $  969,000                   -
New Jersey facility closure costs                   -          $  986,000
Vacation accrual                               70,000              52,000
Development costs                             111,000              42,000
Accrued expenses                               33,000              70,000
Other                                               -             (30,000)
Net operating loss carryfoward                242,000                   -
Alternative minimum tax credit                 70,000                   -
                                             --------             -------
                                            1,495,000           1,120,000
Valuation allowance                                 -                   -
                                            ---------           ---------
                                           $1,495,000          $1,120,000
                                           ==========          ==========


     The Company, after considering its previous pattern of profitability, excluding the New Jersey, Ft. Worth, and NYCC facility closure charges, and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE K - STOCKHOLDERS' EQUITY

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

     During September 1995, the Company completed the private placement of 496,807 shares of common stock at $7.75 per share. The Company received gross proceeds of $3,850,254, net of issuance costs of $380,556. The net proceeds were used for its Phoenix, Arizona facility.

     In connection with the 1995 Private Placement, warrants issued with units totaled 874,198 which are exercisable at $7.75 per share. During the year ended December 31, 1996, 216,703 of such warrants were exercised simultaneously with the tendering of subordinated notes. At December 31, 1995 and 1996, warrants outstanding totaled 874,198 and 657,495, respectively. (See Note H).

     On February 2, 1994, the Company completed a public offering of 833,333 shares of common stock. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $4,105,020. In connection with the public offering, the Company sold to the representative of the underwriters, for a nominal sum, warrants to purchase from the Company 109,375 shares of common stock. The warrants are exercisable for a period of four years commencing February 2, 1995 at an exercise price of 107% of the initial public offering price ($4.76), increasing to 114% of the initial public offering price on February 2, 1996, 121% of the initial public offering price on February 2, 1997 and 128% of the initial public offering price on February 2, 1998. During the year ended December 31, 1996, 30,000 of such warrants were exercised at an exercise price of $5.43 per share.

     On September 12, 1996, the Company completed a public offering of 2,070,000 shares of Common Stock at $13.625 per share. The net proceeds of the public offering after deducting applicable issuance costs and expenses aggregated approximately $25,790,000. In October, 1996, pursuant to the underwriters' over-allotment option, the Company sold an additional 367,500 shares of Common Stock at $13.625 per share. The net proceeds received from the exercise of the over-allotment option aggregated approximately $4,716,000. The net proceeds of the public offering and the over- allotment option were used to repay bank loans of $7,198,468 (See Note H) and are being used for construction, start-up and related costs of the Florence, Arizona and Eagle Lake, Texas facilities and for start-up costs of the Polk and Pahokee, Florida facilities and for general corporate purposes.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


NOTE L - COMMITMENTS AND CONTINGENCIES

     1(a). Fort Worth and New York Closures

     During the fourth quarter of 1996, due to substantially  reduced  occupancy levels and operating losses being sustained at two of the Company's community-based halfway houses, the Company has decided to discontinue the operations of two programs; one in Fort Worth, Texas and the other in New York, New York. Operations at each facility are anticipated to cease early in the second quarter of 1997. As a result, the Company has accrued certain expenses at December 31, 1996, and has written down certain assets related to each program.

     In Fort Worth, the Company has notified the contracting agency (Texas Department of Criminal Justice) that the entire facility will be closed. All incremental closure related costs, from April 1, 1997 until the expiration of the facility's operating lease in May, 1999, have been charged to operations at December 31, 1996. Such expenses include the write-off of fixed assets, deferred development and start-up costs, and a provision for rent expense, real estate taxes, insurance and closure costs.

     At the Company's Brooklyn and Manhattan, New York facilities, the Company has written- off a portion of fixed assets and expenses related to the program it manages for the New York State Department of Corrections. Such expenses include rents and related costs of operating each facility, real estate taxes, insurance and closure costs from April 1, 1997 through the expiration of the facilities' operating leases on December 31, 1998 and April 30, 2000, respectively. Costs and expenses associated with the Company's ongoing programs in New York with the Federal Bureau of Prisons have not been written down except for certain costs anticipated at the Manhattan facility resulting from the closure of the New York program.

     The December 31, 1996 write-down of $3,329,000 represents actual charges to operations incurred for each program at December 31, 1996 and the present value of those expenses subsequent to April 1, 1997 attributable to the closure of each program which total $3,600,000 discounted using an interest rate of 9% per annum.

     The composition of the writedown is as follows:

Fixed assets, net                                           $  564,050
Deferred development and start-up costs, net                    98,446
Accrued closure costs                                        2,566,504
Closure related costs incurred in 1996                         100,000
                                                            ----------
                                                            $3,329,000
                                                            ==========
Accrued closure costs                                       $2,566,504
Less current portion                                           960,504
                                                            ----------
Long-term portion of accrued closure costs                  $1,606,000
                                                            ==========

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

     For each of the aforementioned programs, the operating losses incurred until the facilities are closed will be reflected in the financial statements applicable to those periods.

     1. New Jersey Facility Closure

     Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and all detainees located therein were moved by the INS to other facilities. On December 15, 1995, the company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price is payable in non-interest bearing monthly installments of $123,000 (through August 1999) effective January 1997, the month the Buyer commenced operations of the facility. If the INS re-awards the contract to the Buyer, the unpaid balance is payable in monthly non-interest bearing installments of $123,000 beginning in the first month of the re-award term and the Company will record as income the unpaid balance. On June 13, 1996 the Company, the Buyer and the INS executed a novation agreement whereby the Buyer became the successor-in-interest to the contract with the INS. In addition, the Company's lease for the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility.

     The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1995 and December 31, 1996, represents the present value of the consideration to be received through August 1999 of $3,207,882 and $3,507,882, respectively, ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through December 31, 1996. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,499 resulting from the adjustment of the carrying value of the related assets discussed above. During the year ended December 31, 1996, the entire reserve established at December 31, 1995 for carrying and closing costs was reduced by approximately $300,000 of payments for rent and other carrying and closing costs.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

     NOTE L - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

2.       Legal Matters

     In May 1993,  a former  employee  of the  Company  filed suit in the United
States District Court, Southern District of New York, claiming he was intentionally assaulted by employees of the Company and claiming $5,000,000 in damages on each of six causes of action. In January 1996, a lawsuit was filed with the Supreme Court of New York, County of Kings, by a former employee alleging sexual harassment and discrimination, physical assault, rape and negligent screening of employees and claiming damages of $4,000,000 plus attorney fees. In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and other similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500,000,000 each for compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking unspecified damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996.

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

4.       Officers' Compensation

     Effective February 9, 1994, the President entered into a five-year employment agreement with the Company that provides annual compensation of $189,000, annual cost of living increases and an annual bonus of five percent of pre-tax earnings greater than $1,000,000, not to exceed $200,000.

     In January 1996, the Company entered into three-year employment agreements with its Chief Operating Officer and Executive Vice President-Finance, which provide annual compensation of $115,000 and $129,000, respectively, and a bonus equal to 3% of pre-tax profits in excess F-22

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995

     NOTE L - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

of $1,000,000 not to exceed $50,000 and $75,000, respectively. Pursuant to the terms of the employment agreement, each executive was granted an option to purchase 100,000 shares of common stock. The option was granted at the fair market value of the stock on the date of grant which was $8.875 per share. The options are exercisable as follows: one-third on the date of grant, one-third one year from the date of grant and the remaining one-third two years from the date of grant.

5.       Other

     Approximately 96.6% and 98.0% and of the Company's revenues for the years ended December 31, 1995 and 1996, respectively, relate to amounts earned from Federal, state and local contracts. The Company's contracts in 1995 and 1996 with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were with the U. S. Bureau of Prisons, the INS, the New York State Department of Corrections, and the Texas Department of Criminal Justice, and in 1996 also included the Arizona Department of Corrections.

6.       Fiduciary Funds

     The Company has acted as a fiduciary disbursing agent on behalf of a governmental entity whereby certain governmental entity funds are maintained in a separate bank account. These funds have been paid to the general contractor which constructed the government owned facilities. The company is responsible for managing the construction process. The Company has no legal rights to the funds nor the constructed facility, and accordingly, such funds do not appear in the accompanying financial statements.

7.       Construction Commitments

     The Company has a construction contract to build the Florence, Arizona facility at a cost of $9,985,000 and another construction agreement to renovate the Frio, Texas facility for $300,000.

8.       Letter of Credit

     In connection with the Company's workmen's compensation insurance coverage requirements, the Company has obtained a $170,000 Letter of Credit from its bank in favor of the insurance carrier.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE M - STOCK OPTIONS

     In October 1993, the Company adopted a stock option plan (the "Stock Option Plan"). This plan provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-qualified options to consultants, directors, employees or officers of the Company. The total number of shares which may be sold pursuant to options granted under the stock option plan is 500,000. The Company, in June 1994, adopted a Non-employee Directors Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 196,875 shares of the Company's common stock.

     Options granted under both plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the Stock Option Plan will expire not more than five years from the date of grant.

     In 1996, the Company granted 215,000 options to two key employees and a director of the Company. The exercise price of the options is equal to the fair market value of the common stock at the date of the grant. These options vest over a two year period and expire five years from the date of grant.

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation (FAS 123). It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below:

                                          Year Ended December 31,

                                         1996                  1995
                                         ----                  ----
 Net (loss)
   As reported                       $(1,868,027)          $(1,739,391)
   Pro forma                         $(2,716,910)          $(1,972,438)

 Loss earnings per common share
   As reported                       $      (.32)          $      (.38)
   Pro forma                         $      (.47)          $      (.43)

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


     NOTE M - STOCK OPTIONS - Continued

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumption for the years ended December 31, 1996 and 1995.


                                             1996             1995
                                             ----             ----

            Volatility                        72%              72%
            Risk free rate                  5.64%            6.38%
            Expected life              3.32 years          4 years


     The weighted average fair value of options granted during 1996 and 1995 for which the exercise price equals the market price on the grant date was $5.71 and $8.81, respectively, and the weighted average exercise prices were $10.56 and $15.04, respectively. The weighted average fair value and weighted average exercise price of options granted in 1995 for which the exercise price exceeded the market price on the grant date were $10.5 and $20.63, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input asusmptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Stock option activity during 1996 and 1995 is summarized below:

                                                          Weighted-Average
                                       Options            Exercise Price
                                       -------            ----------------

  Balance, January 31, 1995            290,313             $  6.19
  Granted                               81,875               15.73
  Exercised                             (7,000)               4.76
  Canceled                                   -                   -
                                       -------             -------
  Balance, January 1, 1996             365,188                8.35
  Granted                              293,700               10.56
  Exercised                            (64,888)               6.37
  Canceled                             (43,750)              12.67
  Balance, December 31, 1996           550,250                9.40
                                       =======             =======

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           December 31, 1996 and 1995


NOTE M - STOCK OPTIONS - Continued

     The following table summarizes information concerning currently outstanding and exercisable stock options:




                                                                                Weighted-Average
                                                                                   Remaining
                        Range of                         Number                 Contractual Life             Weighted-Average
                        Exercise                         Outstanding                (Years)                  Exercise Price
                        --------                         -----------            ----------------             ----------------


                          $4-8                           214,676                     2.34                           $6.21
                          $8-12                          240,374                     4.0                            $9.07
                         $12-18                           60,200                     4.46                          $16.32
                         $18-21                           35,000                     3.46                          $19.29
                                                         -------
                                                         550,250
                                                         =======

                       Range of                         Number                  Weighted-Average
                       Exercise Prices                Exercisable               Exercise Price
                       ---------------                -----------               ----------------

                          $4-8                           214,676                     $6.21
                          $8-12                           67,604                     $9.22
                         $18-21                           17,500                    $19.29
                                                         -------
                                                         299,780
                                                         =======







     NOTE N - EMPLOYEE BENEFIT PLAN

     On July 1, 1996, the Company  adopted a contributory  retirement plan under
Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $9,500 in 1996. The Company's contribution under the plan amounts to 20% of the employees' contribution. In 1996, the Company contributed $15,886 to the plan.

     NOTE O - SELF INSURANCE

     During 1996, the Company decided to self insure for workers' compensation insurance. The Company has obtained an aggregate excess policy which limits the Company's exposure to a maximum of $600,000. The December 31, 1996 estimated insurance liability totaling $120,000 is based upon review by the Company and an independent insurance broker of claims filed and claims incurred but not reported.