Form 10-Q
period 1997-03-31
CORRECTIONAL SERVICES CORP
filed 1997-05-14
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No.:  0-23038

                      CORRECTIONAL SERVICES CORPORATION
            (Exact name of small business issuer in its charter)

            Delaware                            11-2872782
_______________________________      __________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


            1819 Main Street, Suite 1000, Sarasota, Florida 34236
                  (Address of principal executive offices)

                  Issuer's telephone number: (941) 953-9199

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

    The number of shares outstanding of the issuer's Common Stock, par value $.Ol per share, as of May 12, 1997, was 7,670,879.


                    CORRECTIONAL SERVICES CORPORATION
INDEX

                                                              Page No.

Part I.  Financial Information

    Item 1. Financial Statements

        Condensed Consolidated Balance
        Sheets - December 31, 1996
        and March 31, 1997........................................3

        Condensed Consolidated Statements
        of Income - for the Three Months
        Ended March 31, 1997
        and March 31, 1996........................................4

        Condensed Consolidated Statement
        of Cash Flows - for the Three Months
        Ended March 31, 1997
        and March 31, 1996........................................5

        Notes to Financial Statements.............................6

    Item 2. Management's Discussion and Analysis
             or Plan of Operation.................................7


Part II.  Other Information......................................11

        Signature................................................14

                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
     ASSETS
                                                       March 31,  December 31,
                                                        1997            1996
                                                    ___________   _____________
CURRENT ASSETS
   Cash and cash equivalents                        $16,950,820   $20,932,309
   Accounts receivable                                6,365,473     4,023,620
   Receivable from sale of equipment and
      leasehold improvements                          1,476,000     1,476,000


Prepaid expenses and other current assets             1,719,923     2,001,973
                                                     __________    __________
       Total current assets                          26,512,216    28,433,902

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS AT COST, NET                          13,445,641    12,040,149

LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS                              2,031,882     2,031,882

OTHER ASSETS
   Deferred development and start-up costs, net       7,120,670     5,817,959
   Deferred income taxes                              1,495,000     1,495,000
   Other                                                531,885       485,157
                                                    ___________   ___________
                                                    $51,137,294   $50,304,049
                                                    ___________   ___________
                                                    ___________   ___________

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities          $4,971,880    $4,873,542
                                                     __________    __________

       Total current liabilities                      4,971,880     4,873,542

LONG-TERM MORTGAGE PAYABLE                              325,000           --
LONG-TERM PORTION OF ACCRUED CLOSURE COSTS            1,606,000     1,606,000
SUBORDINATED PROMISSORY NOTES                         3,898,897     3,899,841

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 1,000,000
      shares authorized, none issued and
      outstanding                                           --            --
   Common Stock, $.01 par value, 30,000,000
      shares authorized, 7,670,879 and
      7,660,779 shares issued and outstanding           76,709        76,608
   Additional paid-in capital                       42,107,403    42,022,593
   Accumulated deficit                              (1,848,595)   (2,174,535)
                                                    __________    __________
             Total stockholders' equity             40,335,517    39,924,666
                                                   ___________   ___________
                                                   $51,137,294   $50,304,049
                                                   ___________   ___________
                                                   ___________   ___________

       The accompanying notes are an integral part of these statements


                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    __________________________
                                                        1997         1996
                                                    _____________  ___________
Revenues                                              11,598,986     7,143,393

Expenses:
     Operating                                         8,484,243     4,897,231
     General and administrative                        2,722,096     2,038,660
                                                      __________    __________
                                                      11,206,339     6,935,891
                                                      __________    __________

Operating income                                         392,647       207,502

Interest income (expense), net                           128,293      (188,780)
                                                      __________     __________
Income before income taxes                               520,940        18,722

Income tax provision                                     195,000         8,000
                                                      __________     __________
Net earnings                                            $325,940       $10,722
                                                      __________     __________
                                                      __________     __________

Net earnings per common share                              $0.04         $0.00
                                                      __________     __________
                                                      __________     __________

Weighted average shares outstanding                    8,129,150     5,404,053
                                                      __________     _________
                                                      __________     _________

         The accompanying notes are an integral part of these statements

                      CORRECTIONAL SERVICES CORPORATION
                              AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       _______________________
                                                          1997         1996
                                                      ___________  ___________
Cash flows from operating activities:
  Net income                                             $325,940      $10,722
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                        522,048      241,791

  Changes in operating assets and liabilities:
     Accounts receivable                               (2,341,853)     315,989
     Prepaid expenses and other current assets            282,050      717,512
     Accounts payable and accrued liabilities              98,338        6,964
     Reserve for New Jersey facility carrying
        costs                                                  --     (150,000)
                                                      ___________  ___________
     Net cash provided by (used in) operating
     activities:                                       (1,113,477)   1,142,978
                                                      ___________  ___________

Cash flows from investing activities:
  Acquisition of fixed assets                          (1,611,805)  (3,763,144)
  Development and start-up costs                       (1,531,390)    (584,889)
                                                      ___________  ___________
     Net cash (used in) investing activities:          (3,143,195)  (4,348,033)
                                                      ___________  ___________
Cash flows from financing activities:
  Other assets                                           (111,438)     (27,662)
  Proceeds on short-term and long-term debt, net          325,000     (137,825)
  Gross proceeds received from exercise of stock
     warrants                                              61,621       64,874
                                                      ___________  ____________
     Net cash provided by (used in) financing
     activities:                                          275,183     (100,613)
                                                      ___________   ___________
     NET DECREASE IN CASH AND CASH EQUIVALENTS         (3,981,489)  (3,305,668)

Cash and cash equivalents at beginning of period       20,932,309    3,756,748
                                                      ___________   ___________
Cash and cash equivalents at end of period            $16,950,820     $451,080
                                                      ___________   ___________
                                                      ___________   ___________

Supplemental disclosures of cash flows information:
Cash paid during the period for:
     Interest                                            $105,459     $218,740
                                                      ___________   ___________
                                                      ___________   ___________

     Income taxes                                          $2,657      $23,385
                                                      ___________   ___________
                                                      ___________   ___________

        The accompanying notes are an integral part of these statements

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                               (Unaudited)

NOTE 1 - In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 1997 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would be basic earnings per share of $.04 and $0.00, and diluted earnings per share of $.04 and $0.00 for the quarters ended March 31, 1997 and 1996, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Results of Operations

Three Months ended March 31, 1997 Compared to Three Months ended March 31,
1996.

Revenue increased 62.4% from $7,143,393 for the three months ended March 31, 1996 to $11,598,986 for the three months ended March 31, 1997. The net increase in revenues for the 1997 period as compared to the 1996 period resulted principally from the full quarter operations of the Company's Phoenix, Arizona facility and the opening of the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida. In addition, revenues were generated in the first quarter of 1997 by newly opened facilities in Bell County and Frio County, Texas and from per diem increases in several ongoing contracts.

Operating expenses increased 73.3% from $4,897,231 for the three months ended March 31, 1996 to $8,484,243 for the three months ended March 31, 1997 primarily due to increases in payroll which increased $2,547,187, or 81.0%. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses increased from 68.6% for the three months ended March 31, 1996 to 73.1% for the three months ended March 31, 1997. The percentage increase primarily reflects higher expenses as a percentage of revenues in the Company's newly opened facilities which were in their start up phase in the first quarter.

General and administrative expenses increased 33.5% from $2,038,660 for the three months ended March 31, 1996 to $2,722,096 for the three months ended March 31, 1997. The increase in general and administrative expenses was primarily attributable to the full quarter operations of the Company's Phoenix Arizona facility and the opening of the detention facilities previously noted in Polk and Pahokee, Florida and Bell and Frio counties in Texas. As a percentage of revenues, general and administrative expenses were 28.5% and 23.5% for the three months ended March 31, 1996 and 1997, respectively.

Operating income for the 1996 and 1997 first quarters were $207,502 and $392,647 respectively, an increase of 89.2%. Improved occupancy levels, the full quarter operations of the Company's Phoenix Arizona facility and the contribution from the newly opened facilities in Polk and Pahokee, Florida primarily accounts for the increase in operating income.

The Company had interest expense, net of interest income of $188,780 for the three months ended March 31, 1996 while for the same period for 1997 the Company had interest income, net of interest expense of $128,293, an improvement of $317,073. The improvement resulted primarily from utilizing a portion of the net proceeds received from the September 1996 public offering of Common Stock to repay bank indebtedness which reduced interest expense, and from investing the balance of the net proceeds in cash equivalents which increased interest income.

As a result of the foregoing factors, the Company had net income of $10,722 or $0.00 per share for the three months ended March 31, 1996 compared to net income of $325,940 or $0.04 per share for the three months ended March 31, 1997.

Liquidity and Capital Resources

The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

The Company had working capital at March 31, 1997 of $21,540,336, as compared to working capital of $23,560,360 at December 31, 1996, which is principally attributable to funds received from the September 1996 public offering of its common stock noted below in the financing section. The Company's current ratio was 5.33 to 1 at March 31, 1997 as compared to 5.83 to 1 at December 31, 1996.

Net cash of $1,113,477 was used in operating activities for the three months ended March 31, 1997 as compared to $1,142,978 of cash provided by operations for the three months ended March 31, 1996. The decrease was attributed primarily to an increase in accounts receivable.

Net cash of $3,143,195 was used in investing activities during the three months ended March 31, 1997 as compared to $4,348,033 being used in the first quarter of 1996. In the 1997 period such cash was used principally for construction of the Company's Florence, Arizona facility and for fixed asset and start-up costs associated with the Polk and Pahokee, Florida facilities and the Frio, Texas facility. In the comparable period for 1996 the construction and start-up costs of the Phoenix, Arizona facility was the principal investment activity of the Company.

Net cash of $275,183 was provided by financing activities for the three months ended March 31, 1997 as compared to financing activities utilizing $100,613 during the first quarter of 1996. In the first quarter of 1997, the acquisition of the land for the Florence, Arizona facility was financed by a $325,000 mortgage.

The Company received from the exercise of stock warrants during the three months ended March 31, 1997 and 1996, $61,621 and $64,874 respectively.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

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

In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500,000,000 for each compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996.

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

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
   		    None.

Item 4.  Submission of Matters to a Vote of Security Holders
    	    None.

Item 5.  Other Information

On February 13, 1997, CSC took over the operation of a regional juvenile facility in Rockdale, Texas. The Company was selected to manage the facility after the previous operator was relieved of their responsibilities. The facility can currently house up to 48 adjudicated juveniles and is expandable to 60 beds.

On March 24, 1997 it was announced that CSC received 248 Idaho inmates in its Frio County, Texas facility. These inmates were accepted pursuant to a contract with the State of Idaho which, at full utilization, represents approximately $3.5 million in annual revenue. CSC has taken over the management of the Frio County facility on an interim basis from Dove Development and has the option to acquire the contracted rights to manage the facility.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This document contains forward looking statements. Forward looking statements are subject to risks and uncertainties, including the risk factors listed in the Company's reports filed with the Securities and Exchange Commission, that could cause actual results to differ materially from those projected.

Item 6.   Exhibits and Reports on Form 8-K

      (a)	Exhibits
         	___________________
         	27.	Financial Data Schedule

      (b)	Reports on Form 8-K
         	___________________
         	None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant



By:	\s\ Aaron Speisman
        ________________________________
        Aaron Speisman, Secretary


By:	\s\ Lee Levinson
        ________________________________
        Lee Levinson, Chief Financial Officer

Dated:  May 15, 1997