Form 10-Q/A
period 1997-03-31
CORRECTIONAL SERVICES CORP
filed 1997-07-10
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   FORM 10-Q/A

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


CORRECTIONAL SERVICES CORPORATION
Registrant



By:	\s\ Aaron Speisman
        ________________________________
        Aaron Speisman, Secretary


By:	\s\ Ira M. Cotler
        ______________________________________
        Ira M. Cotler, Executive Vice President


Dated:  July 9, 1997