Form 10-Q
period 1997-06-30
CORRECTIONAL SERVICES CORP
filed 1997-08-01
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.:  0-23038

CORRECTIONAL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

            Delaware                            11-2872782
_______________________________      __________________________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


1819 Main Street, Suite 1000, Sarasota, Florida 34236
(Address of principal executive offices)

Issuer's telephone number: (941) 953-9199

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

    The number of shares outstanding of the issuer's Common Stock, par value $.Ol per share, as of July 24, 1997, was 7,673,504.

CORRECTIONAL SERVICES CORPORATION
INDEX

                                                   Page No.

Part I.  Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance
Sheets - December 31, 1996
and June 30, 1997.........................................3

Condensed Consolidated Statements
of Income - for the Six Months
Ended June 30, 1997 and June 30, 1996
and the Three Months Ended June 30, 1997..................4

Condensed Consolidated Statement
of Cash Flows - for the Six Months
Ended June 30, 1997 and June 30, 1996
and the Three Months Ended June 30, 1997..................5

Notes to Financial Statements.............................6

Item 2. Management's Discussion and Analysis
       or Plan of Operation...............................7


Part II.  Other Information..............................10

Signature................................................13

                  CORRECTIONAL SERVICES CORPORATION
                          AND SUBSIDIARIES
          CONDENSED  CONSOLIDATED BALANCE SHEETS (Unaudited)


          ASSETS                                     June 30,      December 31,
                                                       1997           1996
                                                   ___________    _____________
CURRENT ASSETS
   Cash and cash equivalents                       $13,129,397     $20,932,309
   Accounts receivable                               8,617,652       4,023,620
   Receivable from sale of equipment
      and leasehold improvements                     1,380,000       1,476,000
   Prepaid expenses and other current assets         1,901,071       2,001,973
                                                   ___________     ___________

       Total current assets                         25,028,120      28,433,902


EQUIPMENT & LEASEHOLD IMPROVEMENTS AT COST, NET     16,618,962      12,040,149


LONG-TERM RECEIVABLE FROM SALE OF
  EQUIPMENT AND LEASEHOLD IMPROVEMENTS               1,684,082       2,031,882


OTHER ASSETS
   Deferred development & start-up costs, net        7,274,970       5,817,959
   Deferred income taxes                             1,395,000       1,495,000
   Other                                               501,439         485,157
                                                   ___________     ___________ __________

                                                   $52,502,573     $50,304,049
                                                   ___________     ___________
                                                   ___________     ___________

            LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable & accrued liabilities           $5,610,604      $4,873,542
   Current portion of mortgage payable                   1,800             -
                                                   ___________     ___________

       Total current liabilities                     5,612,404       4,873,542

LONG-TERM MORTGAGE PAYABLE                             322,366             -
LONG-TERM PORTION OF ACCRUED CLOSURE COSTS           1,560,000       1,606,000
SUBORDINATED PROMISSORY NOTES                        3,920,934       3,899,841

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 1,000,000
     shares authorized, none issued & outstanding          -               -
   Common Stock, $.01 par value, 30,000,000
     shares authorized, 7,673,504 and 7,660,779
     shares issued and outstanding                      76,735          76,608
     Additional paid-in capital                     42,135,979      42,022,593
     Accumulated deficit                            (1,125,845)     (2,174,535)
                                                   ___________     ___________

       Total stockholders' equity                   41,086,869      39,924,666
                                                   ___________     ___________

                                                   $52,502,573     $50,304,049
                                                   ___________     ___________
                                                   ___________     ___________

       The accompanying notes are an integral part of these statements


                 CORRECTIONAL SERVICES  CORPORATION
                        AND SUBSIDIARIES
CONDENSED  CONSOLIDATED STATEMENTS  OF OPERATIONS (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                    ________________________
                                                       1997          1996
                                                    __________    __________
Revenues                                            26,267,952    15,044,218

Expenses:
     Operating                                      19,124,850    10,241,743
     General and administrative                      5,594,681     4,401,982
                                                    __________    __________
                                                    24,719,531    14,643,725
                                                    __________    __________

Operating income                                     1,548,421       400,493

Interest income (expense), net                         171,269      (424,018)
                                                    __________    __________

Income (loss) before income taxes                    1,719,690       (23,525)

Income tax provision (benefit)                         671,000       (10,000)
                                                    __________    __________

Net earnings (loss)                                  1,048,690       (13,525)
                                                    __________    __________
                                                    __________    __________

Net earnings (loss) per share                            $0.13        ($0.00)
                                                    __________    __________
                                                    __________    __________


Weighted average shares outstanding                  8,123,506     4,974,752
                                                    __________    __________
                                                    __________    __________

       The accompanying notes are an integral part of these statements.


                     CORRECTIONAL SERVICES  CORPORATION
                              AND SUBSIDIARIES
          CONDENSED  CONSOLIDATED STATEMENTS  OF OPERATIONS (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                     ________________________
                                                        1997          1996
Revenues                                             14,668,966     7,900,825

Expenses:
     Operating                                       10,640,607     5,344,512
     General and administrative                       2,872,585     2,363,322
                                                     __________     _________
                                                     13,513,192     7,707,834
                                                     __________     _________

Operating income                                      1,155,774       192,991

Interest income (expense), net                           42,976      (235,238)
                                                     __________     _________

Income (loss) before income taxes                     1,198,750       (42,247)

Income tax provision (benefit)                          476,000       (18,000)
                                                     __________     _________

Net earnings (loss)                                    $722,750      ($24,247)
                                                     __________     _________
                                                     __________     _________

Net earnings (loss) per share                             $0.09        ($0.00)
                                                     __________     _________
                                                     __________     _________


Weighted average shares outstanding                   8,127,295     5,032,605
                                                     __________     _________
                                                     __________     _________

      The accompanying notes are an integral part of these statements.



                    CORRECTIONAL SERVICES  CORPORATION
                             AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                    ______________________
                                                      1997          1996
                                                     __________   ___________
Cash flows from operating activities:
   Net earnings (loss)                               $1,048,690      ($13,525)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                  1,164,280       657,617
       Deferred income tax                              100,000             -
     Changes in operating assets and liabilities:
       Accounts receivable                           (4,594,032)     (410,921)
       Prepaid expenses and other current assets        100,902       406,581
       Accounts payable and accrued liabilities         989,983      (104,056)
       Reserve for Ft. Worth and NYCC facilities
         carrying costs                                (298,921)            -
       Reserve for New Jersey facility carrying
         costs                                                -      (300,000)
                                                     ___________   __________

Net cash provided by (used in) operating
   activities                                        (1,489,098)      235,696
                                                     ___________   ___________

Cash flows from investing activities:
   Capital expenditures                              (5,016,555)   (4,738,933)
   Development and start-up costs                    (2,009,745)   (1,254,675)
   Change in construction funds                               -       516,239
                                                     __________    __________

Net cash (used in) investing activities             (7,026,300)   (5,477,369)
                                                     __________    __________

Cash flows from financing activities:
   Proceeds from long-term borrowing                    325,000        21,966
   Payment on long-term borrowings                         (834)     (418,922)
   Proceeds on short-term debt                                -     1,747,978
   Reduction in long-term receivable from sale
     of equipment and leasehold improvements            443,800             -
   Proceeds from exercise of stock options
     and warrants                                        90,223       212,248
   Other assets                                        (145,703)      (40,588)
                                                     __________    __________

Net cash provided by financing activities:              712,486     1,522,682
                                                     __________    ___________

NET DECREASE IN CASH AND CASH EQUIVALENTS            (7,802,912)   (3,718,991)

Cash and cash equivalents at beginning of period     20,932,309     3,756,748
                                                    ___________    __________

Cash and cash equivalents at end of period          $13,129,397       $37,757
                                                    ___________    __________
                                                    ___________    __________

Supplemental disclosures of cash flows information:
   Cash paid during the period for:
     Interest                                          $210,559      $482,044
                                                    ___________    __________
                                                    ___________    __________

     Income taxes                                      $434,649       $81,910
                                                    ___________    __________
                                                    ___________    __________

       The accompanying notes are an integral part of these statements.


                    CORRECTIONAL SERVICES  CORPORATION
                             AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                    ______________________
                                                      1997          1996
                                                     __________   ___________
Cash flows from operating activities:
   Net earnings (loss)                                 $722,750      ($24,247)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                    642,232       415,830
       Deferred income tax                              100,000             -
     Changes in operating assets and liabilities:
       Accounts receivable                           (2,252,179)     (726,910)
       Prepaid expenses and other current assets       (181,148)     (310,930)
       Accounts payable and accrued liabilities         891,645      (111,024)
       Reserve for Ft. Worth and NYCC facilities
         carrying costs                                (298,921)            -
       Reserve for New Jersey facility carrying
         costs                                                -      (150,000)
                                                     ___________   __________

Net cash provided by (used in) operating
   activities                                          (375,621)     (907,281)
                                                     ___________   ___________

Cash flows from investing activities:
   Capital expenditures                              (3,404,750)     (975,791)
   Development and start-up costs                      (478,355)     (669,786)
   Change in construction funds                               -       516,239
                                                     __________    __________

Net cash (used in) investing activities              (3,883,105)   (1,129,338)
                                                     __________    __________

Cash flows from financing activities:
   Proceeds from long-term borrowing                          -         4,545
   Payment on long-term borrowings                         (834)     (353,422)
   Proceeds on short-term debt                                -     1,837,724
   Reduction in long-term receivable from sale
     of equipment and leasehold improvements            443,800             -
   Proceeds from exercise of stock options
     and warrants                                        28,602       147,374
   Other assets                                         (34,265)      (12,925)
                                                     __________    __________

Net cash provided by financing activities:              437,303     1,623,296
                                                     __________    ___________

NET DECREASE IN CASH AND CASH EQUIVALENTS            (3,821,423)     (413,323)

Cash and cash equivalents at beginning of period     16,950,820       451,080
                                                    ___________    __________

Cash and cash equivalents at end of period          $13,129,397       $37,757
                                                    ___________    __________
                                                    ___________    __________

Supplemental disclosures of cash flows information:
   Cash paid during the period for:
     Interest                                          $105,100      $263,304
                                                    ___________    __________
                                                    ___________    __________

     Income taxes                                      $431,992       $58,525
                                                    ___________    __________
                                                    ___________    __________

       The accompanying notes are an integral part of these statements.


                CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (Unaudited)


NOTE 1 - In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of June 30, 1997, and for the three and six months ended June 30, 1997, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and six months ended June
30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard for the six months ended June 30, 1996 and 1997 would be basic earnings per share of $0.13 and $0.00, and diluted earnings per share of $0.13 and $0.00, respectively and for the three months ended June 30, 1997 and 1996, basic earnings per share of $0.09 and $0.00 and diluted earnings per share of $0.09 and $0.00, respectively.


Item 2.  Management's Discussion and Analysis or Plan of
Operation

Results of Operations

Six Months ended June 30, 1997 Compared to Six Months ended June
30, 1996.

Revenue increased 74.6% from $15,044,218 for the six months ended June 30, 1996 to $26,267,952 for the six months ended June 30, 1997. The net increase in revenues for the 1997 period as compared to the 1996 period resulted principally from the full six months operations of the Company's Phoenix Arizona facility and the opening of the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida. In addition, revenues were generated in the first six months of 1997 by newly opened facilities in Bell County and Frio County, Texas and from per diem increases in several ongoing contracts.

Operating expenses increased 86.7% from $10,241,743 for the six months ended June 30, 1996 to $19,124,850 for the six months ended June 30, 1997 primarily due to increases in payroll which increased $6,302,842, or 95.9%. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses increased from 68.1% for the six months ended June 30, 1996 to 72.8% for the six months ended June 30, 1997. The percentage increase primarily reflects higher expenses as a percentage of revenues during the phase-in period for the Polk and Pahokee, Florida facilities and for the staffing requirements of these two facilities for both detention and educational components.

General and administrative expenses increased 27.1% from $4,401,982 for the six months ended June 30, 1996 to $5,594,681 for the six months ended June 30, 1997. The increase in general and administrative expenses was primarily attributable to a full six months operations of the Company's Phoenix Arizona facility and the opening of the detention facilities previously noted in Polk and Pahokee, Florida and Bell and Frio counties in Texas. As a percentage of revenues, general and administrative expenses were 29.3% and 21.3% for the six months ended June 30, 1996 and 1997, respectively.

Operating income for the 1996 and 1997 first half of each year was $400,493 and $1,548,421 respectively, an increase of 286.6%. Improved occupancy levels, the full six months operations of the Company's Phoenix Arizona facility and the contribution from the newly opened facilities in Polk and Pahokee, Florida primarily accounts for the increase in operating income.

The Company had interest expense, net of interest income of $424,018 for the six months ended June 30, 1996, while for the same 1997 period the Company had interest income, net of interest expense of $171,269, resulting in an improvement of $595,287.
The improvement resulted primarily from utilizing a portion of the net proceeds received from the September 1996 public offering of Common Stock to repay bank indebtedness which reduced interest expense, and from investing the balance of the net proceeds in cash equivalents which increased interest income.

Income taxes increased from a credit of $10,000 for the six months ended June 30, 1996 to a provision of $771,000 for the same 1997 period as a result of the above noted improvement in operations.

As a result of the foregoing factors, the Company had a net loss of $13,525 or $0.00 per share for the six months ended June 30, 1996 compared to net income of $1,048,690 or $0.13 per share for the six months ended June 30, 1997.

Three Months ended June 30, 1997 Compared to Three Months ended
June 30, 1996.

Revenue increased 85.7% from $7,900,825 for the three months ended June 30, 1996 to $14,668,966 for the three months ended June 30, 1997. The net increase in revenues for the 1997 period as compared to the 1996 period resulted principally from the full quarter operations of the Company's juvenile detention facilities and related educational programs in Polk and Pahokee, Florida.
In addition, revenues were generated in the second quarter of 1997 from facilities which opened in late 1996 in Bell County and Frio County, Texas and from per diem increases in several ongoing contracts.

Operating expenses increased 99.1% from $5,344,512 for the three months ended June 30, 1996 to $10,640,607 for the three months ended June 30, 1997 primarily due to increases in payroll which increased $3,755,655, or 109.5%. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses increased from 67.6% for the three months ended June 30, 1996 to 72.5% for the three months ended June 30, 1997. The percentage increase primarily reflects staffing requirements of the Polk and Pahokee, Florida facilities for both detention and educational components, and for additional management personnel.

General and administrative expenses increased 21.6% from $2,363,322 for the three months ended June 30, 1996 to $2,872,585 for the three months ended June 30, 1997. The increase in general and administrative expenses was primarily attributable to the full quarter's operations of the detention facilities previously noted in Polk and Pahokee, Florida and Bell and Frio counties in Texas. As a percentage of revenues, general and administrative expenses were 29.9% and 19.6% for the three months ended June 30, 1996 and 1997, respectively.

Operating income for the 1996 and 1997 second quarters were $192,991 as compared to $1,155,774, an increase of 499%.
Improved occupancy levels, and the contribution from the facilities in Polk and Pahokee, Florida which opened in late 1996 and early 1997 primarily account for the increase in operating income.

The Company had interest expense, net of interest income of $235,238 for the three months ended June 30, 1996 while for the same period for 1997 the Company had interest income, net of interest expense of $42,976, an improvement of $278,214. The improvement resulted primarily from utilizing a portion of the net proceeds received from the September 1996 public offering of Common Stock to repay bank indebtedness which reduced interest expense, and from investing the balance of the net proceeds in cash equivalents which increased interest income.

For the three months ended June 30, 1996 and 1997, income taxes increased from a credit of $18,000 to a provision of $476,000 respectively, due to the above noted improvement in operations.

As a result of the foregoing factors, the Company had a net loss of $24,247 or $0.00 per share for the three months ended June 30, 1996 compared to net income of $722,750 or $0.09 per share for the three months ended June 30, 1997.


Liquidity and Capital Resources

The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

The Company had working capital at June 30, 1997 of $19,415,716, as compared to working capital of $23,560,360 at December 31, 1996, which are both principally attributable to funds received from the September 1996 public offering of the Company's Common Stock. The Company's current ratio was 4.46 to 1 at June 30, 1997 as compared to 5.83 to 1 at December 31, 1996.

Net cash of $1,533,481 was used in operating activities for the six months ended June 30, 1997 as compared to $235,696 of cash provided by operations for the six months ended June 30, 1996. The prime reason for the decrease was attributed to an increase in accounts receivable relating to billing of new contracts coming on line since June 30, 1996.

Net cash of $7,026,300 was used in investing activities during the six months ended June 30, 1997 as compared to $5,477,369 being used in the first half of 1996. In the 1997 period such cash was used principally for construction of the Company's Florence, Arizona facility and for fixed asset and start-up costs associated with the Polk and Pahokee, Florida facilities and the Frio, Texas facility. In the comparable period for 1996 the construction and start-up costs of the Phoenix, Arizona facility was the principal investment activity of the Company.

Net cash of $756,869 was provided by financing activities for the six months ended June 30, 1997 as compared to financing activities raising $1,522,682 during the first half of 1996. In the first half of 1997, the acquisition of the land for the Florence, Arizona facility was financed by a $325,000 mortgage and the Company collected $443,800 on its long-term receivable from the sale of equipment and leasehold improvements. For the same six month period in 1996, the Company increased its bank borrowings by $1,747,978.

The Company received from the exercise of stock options and warrants during the six months ended June 30, 1997 and 1996, $134,606 and $212,248 respectively.


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

In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500,000,000 for each compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996. In July 1997 former detainees of the Company's Elizabeth, New Jersey Facility filed suit in the United States District Court for the District of New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of the Company. No monetary damages have been stated.

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

Item 2.  Changes in Securities
    None.

Item 3.  Defaults Upon Senior Securities
		    None.

Item 4.  Submission of Matters to a Vote of Security Holders
	    None.

Item 5.  Other Information

On June 16, 1997, CSC and the State of Florida Department of Juvenile Justice executed a contract for the Design, Build and Operation of a Moderate and High Risk Residential Program in Okaloosa, Florida. The facility will be built to house up to 65 adjudicated juveniles.

On July 1, 1997, Lee Levinson retired from the position of Chief
Financial Officer. He will be a Consultant to the Company for the next year.

On July 9, 1997, the Company modified its Employment Agreement with Executive Vice President Ira M. Cotler. The most significant change in the Agreement is the extension of the term for three (3) years. Mr. Cotler's compensation package remains the same. A copy of the Agreement is included in the Exhibit herein.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

This document contains forward looking statements involving risks and uncertainties. Actual results could differ materially from those projected due to factors which may include population fluctuations, acquisition risks, market conditions, government funding and availability of financing. These and other risk factors are outlined in the reports filed by the Company with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	_______

27.       Financial Data Schedule

10.47.1  Employment Agreement between the Company and
Ira M. Cotler, dated July 9, 1997.

10.49    Contract between the Company and Okaloosa County,
Florida for the Design, Build & Operation of a Moderate
Risk Residential Program and a High Risk Residential
Program dated June 13, 1997.

10.49.1 Amendment to Contract between the Company and Okaloosa County, Florida for the Design, Build &
Operation of a Moderate Risk Residential Program and a
High Risk Residential Program dated June 16, 1997.

(b)	Reports on Form 8-K
	_________________
	None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant



By:	\s\ Aaron Speisman
        ________________________________
        Aaron Speisman, Secretary



By:	\s\ Ira M. Cotler
        _______________________________________
        Ira M. Cotler, Executive Vice President

Dated:  August 1, 1997