Form 10-Q
period 1997-09-30
CORRECTIONAL SERVICES CORP
filed 1997-11-13
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
OR
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

    The number of shares outstanding of the issuer's Common Stock, par value $.0l per share, as of October 31, 1997, was 7,677,354.

CORRECTIONAL SERVICES CORPORATION
INDEX

                                                    Page No.
Part I.   Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance
Sheets - December 31, 1996
and September 30, 1997....................................3

Condensed Consolidated Statements
of Income - for the Nine Months
Ended September 30, 1997 and September 30, 1996
and the Three Months Ended September 30, 1997.............4

Condensed Consolidated Statement
of Cash Flows - for the Nine Months
Ended September 30, 1997 and September 30, 1996
and the Three Months Ended September 30, 1997.............5

Notes to Financial Statements.............................6

Item 2. Management's Discussion and Analysis
       or Plan of Operation...............................7


Part II.  Other Information..............................11

Signature................................................14

                 CORRECTIONAL SERVICES CORPORATION
                        AND SUBSIDIARIES
         CONDENSED  CONSOLIDATED BALANCE SHEETS (Unaudited)


          	ASSETS                                 	September 30,		December 31,
                                                      		1997	         	1996
                                                   ____________   ___________
CURRENT ASSETS
  	Cash and cash equivalents                      	$ 8,736,525 		 $20,932,309
  	Accounts receivable                              	9,350,384 	   	4,023,620
  	Receivable from sale of equipment and
	     leasehold improvements                        	1,380,000 		   1,476,000
  	Prepaid expenses and other current assets        	1,256,268 	   	2,001,973
                                                   ____________   ___________

      Total current assets                        		20,723,177 	  	28,433,902

EQUIPMENT AND LEASEHOLD IMPROVEMENTS AT COST, NET	 	22,103,152 	  	12,040,149

LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS 	                         	1,224,082 	   	2,031,882

OTHER ASSETS
  	Deferred development and start-up costs, net 	    8,399,699 	   	5,817,959
  	Deferred income taxes                            	1,295,000 		   1,495,000
  	Other	                                              837,978 	     	485,157
                                                    ___________   ___________

                                                  		$54,583,088 		$50,304,049
                                                    ___________   ___________
                                                    ___________   ___________

       	LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  	Accounts payable and accrued liabilities        	$ 7,209,598  	$ 4,873,542
  	Current portion of mortgage payable                   	1,800 		          -
                                                    ___________   ___________

        Total current liabilities                    	7,211,398 	  	4,873,542

LONG-TERM MORTGAGE PAYABLE	                            	322,366 		          -
LONG-TERM PORTION OF ACCRUED CLOSURE COSTS	          	1,165,000 	  	1,606,000
SUBORDINATED PROMISSORY NOTES	                       	3,943,074 		  3,899,841

STOCKHOLDERS' EQUITY
  	Preferred Stock, $.01 par value, 1,000,000
   	  shares authorized, none issued and outstanding          -             -
  	Common Stock, $.01 par value, 30,000,000
   	  shares authorized, 7,673,504 and 7,660,779
	     shares issued and outstanding                     	76,735 		     76,608
      Additional paid-in capital		                   42,135,980 		 42,022,593
      Accumulated deficit	                            	(271,465) 		(2,174,535)
                                                    ___________   ___________

         Total stockholders' equity	                	41,941,250 	 	39,924,666
                                                    ___________   ___________

                                                  		$54,583,088 		$50,304,049
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

                       CORRECTIONAL SERVICES  CORPORATION
                                 AND SUBSIDIARIES
          CONDENSED  CONSOLIDATED STATEMENTS  OF OPERATIONS (Unaudited)

                                                       	Nine Months Ended
                                                          	September 30,
                                                    _________________________
                                                       	1997	        	1996
                                                    ___________   ___________
Revenues                                           	$42,520,258 		$23,184,210
                                                    ___________   ___________
Expenses:
   Operating                                       	 30,863,519 		 15,835,673
   General and administrative	                        8,678,605 	  	6,637,329
                                                    ___________   ___________
                                                    	39,542,124  		22,473,002
                                                    ___________   ___________

Operating income                                     	2,978,134 	    	711,208

Interest income (expense), net                         	144,936 	   	(643,539)
                                                    ___________   ___________

Income before income taxes                           	3,123,070 	     	67,669

Income tax provision (benefit)                       	1,220,000 	    	(26,000)
                                                    ___________   ___________

Net earnings (loss)                                 	$1,903,070 		     93,669
                                                    ___________   ___________
                                                    ___________   ___________

Net Earnings (loss) per share                            	$0.23 	      	$0.02
                                                    ___________   ___________
                                                    ___________   ___________

Weighted average shares outstanding                  	8,292,274 	  	5,760,440
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



                      CORRECTIONAL SERVICES CORPORATION
                               AND SUBSIDIARIES
        CONDENSED  CONSOLIDATED STATEMENTS  OF OPERATIONS (Unaudited)

                                                      	Three Months Ended
                                                         	September 30,
                                                    _________________________
                                                        	1997      		1996
                                                    ___________   ___________

Revenues	                                           $16,252,306 		$ 8,139,992

Expenses:
   Operating                                        	11,738,669 		  5,593,930
     General and administrative                      	3,083,924 		  2,235,347
                                                    ___________   ___________

                                                    	14,822,593   		7,829,277
                                                    ___________   ___________

Operating income	                                     1,429,713 		    310,715

Interest income (expense), net                        	( 26,333)	   ($219,521)
                                                    ___________    __________

Income before income taxes                           	1,403,380 		     91,194

Income tax provision (benefit)	                         549,000 	   ( $16,000)
                                                    ___________    ___________

Net earnings (loss)                                   	$854,380 	    	$107,194
                                                    ___________    ___________
			                                                 ___________    ___________

Net Earnings (loss) per share                            	$0.10 	       	$0.02
                                                    ___________    ___________
                                                    ___________    ___________


Weighted average shares outstanding                  	8,298,441 	   	6,173,133
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



                    CORRECTIONAL SERVICES  CORPORATION
                               AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                       	Nine Months Ended
                                                         	September 30,
                                                    ___________________________
                                                      	1997	         	1996
                                                    ____________   ____________
Cash flows from operating activities:
   Net earnings                                    	$ 1,903,070 	  	$   93,669
   Adjustments to reconcile net earnings
      to net cash provided by (used in) operating
      activities:
         Depreciation and amortization               	1,874,676 	     	999,381
         Deferred income tax benefit	                   200,000 		          -
   Changes in operating assets and liabilities:
      Accounts receivable                           	(5,326,764)	    	(777,476)
      Prepaid expenses and other current assets         745,705        454,627
      Accounts payable and accrued liabilities       	2,458,903      		551,987
      Reserve for Fort Worth and NYC facilities
         carrying costs                               	(563,842)		           -
    Reserve for New Jersey facility carrying
         costs	                                               - 	    	(300,000)
                                                    ___________    ___________

Net cash provided by operating activities            	1,291,748 	   	1,022,188
                                                    ___________    ___________

Cash flows from investing activities:
    Capital expenditures                           	(10,757,100)		  (5,007,491)
    Development and start-up costs                  	(3,501,669)	  	(2,767,503)
    Change in construction funds	                             - 	     	516,239
                                                    ___________    ____________

Net cash (used in) investing activities            	(14,258,769)	  	(7,258,755)
                                                    ___________    ____________

Cash flows from financing activities:
   Proceeds from long-term borrowing	                   325,000 		      21,966
   Payment on long-term borrowings                        	(834)		  (4,003,408)
   Proceeds (payments) on short-term debt                   	 - 	  	(1,221,022)
   Proceeds from sale of equipment and leasehold
      improvements                                     	903,800 		           -
   Proceeds from exercise of stock options and
      warrants	                                          90,223 	     	218,267
   Proceeds from issuance of common stock                   	 - 		  26,582,112
   Common stock issuance costs                              	 - 	    	(647,598)
   Other assets                                       	(546,952)	      	34,704
                                                    ___________    ___________

Net cash provided by financing activities:             	771,237 	  	20,985,021
                                                    ___________    ___________

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                 (12,195,784)   	14,748,454

Cash and cash equivalents at beginning of period    	20,932,309 	   	3,756,748
                                                    ___________    ___________

Cash and cash equivalents at end of period         	$ 8,736,525 	 	$18,505,202
                                                    ___________    ___________
                                                    ___________    ___________

Supplemental disclosures of cash flows information:
Cash paid during the period for:
   Interest	                                        $   315,871 	 	$   767,116
                                                    ___________    ___________
                                                    ___________    ___________

  Income taxes                                      $   460,776    $  (137,958)
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


                     CORRECTIONAL SERVICES  CORPORATION
                             AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                        	Three Months Ended
                                                           	September 30,
                                                    ___________________________
                                                        	1997	         	1996
                                                    _____________  ____________
Cash flows from operating activities:
   Net earnings                                    	$    854,380 		$  107,194
   Adjustments to reconcile net earnings
      to net cash provided by (used in) operating
      activities:
         Depreciation and amortization                   710,396 	   	341,764
         Deferred income tax benefit	                    100,000 		         -
         Changes in operating assets and liabilities:
            Accounts receivable                       	 (732,732)	  	(366,555)
											 Prepaid expenses and other current assets  	 644,803 	    	48,046
            Accounts payable and accrued liabilities 	 1,468,920    		656,043
            Reserve for Fort Worth and NYC facilities
               carrying costs	                          (264,921)	          -
            Reserve for New Jersey facility carrying
               costs	                                          - 	          -
                                                      ___________   __________

Net cash provided by operating activities	              2,780,846 	   	786,492
                                                      ___________   __________

Cash flows from investing activities:
   Capital expenditures	                               (5,740,545)   	(268,558)
   Development and start-up costs	                     (1,491,924)		(1,512,828)
   Change in construction funds	                                - 	        	 -
                                                      ___________    __________

Net cash ( used in) investing activities	              (7,232,469)		(1,781,386)
                                                      -----------    ----------

Cash flows from financing activities:
   Proceeds from long-term borrowing	                           - 	        	 -
   Payment on long-term borrowings	                             - 		(3,584,486)
   Proceeds (payments) on short-term debt                     	 - 		(2,969,000)
   Proceeds from sale of equipment and leasehold
      improvements	                                       460,000 	        	 -
   Proceeds from exercise of stock options and
      warrants                                                  - 	     	6,019
   Proceeds from issuance of common stock                     	 - 		26,582,112
   Common stock issuance costs	                                 - 	  	(647,598)
   Other assets                                        	 (401,249)	    	75,292
                                                      ___________  ___________

Net cash provided by financing activities:	                58,751 		19,462,339
                                                      ___________  ___________

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	  (4,392,872)		18,467,445

Cash and cash equivalents at beginning of period	      13,129,397 	    	37,757
                                                      ___________  ___________

Cash and cash equivalents at end of period	           $ 8,736,525 	$18,505,202
                                                      ___________  ___________
                                                      ___________  ___________

Supplemental disclosures of cash flows information:
Cash paid during the period for:

    Interest                                            	$105,312 	  	$285,072
                                                      ___________  ___________

    Income taxes                                         	$26,127 	 	($219,868)
			                                                   ___________  ___________
                                                      ___________  ___________

       The accompanying notes are an integral part of these statements.


            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                                (Unaudited)


NOTE 1 - In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of September 30, 1997, and for the three and nine months ended September 30, 1997, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and nine months ended
September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard for the nine months ended September 30, 1997 and 1996 would be basic earnings per share of $0.24 and $0.02, and diluted earnings per share of $0.23 and $0.02, respectively and for the three months ended September 30, 1997 and 1996, basic earnings per share of $0.10 and $0.02 and diluted earnings per share of $0.10 and $0.02, respectively.

Item 2.  Management's Discussion and Analysis or Plan of
Operation


Results of Operations

Nine Months ended September 30, 1997 Compared to Nine Months ended September 30, 1996.

Revenue increased 83.4% from $23,184,210 for the nine months ended September 30, 1996 to $42,520,258 for the nine months ended September 30, 1997. The net increase in revenues for the 1997 period as compared to the 1996 period resulted principally from the full nine months operations of the Company's Phoenix Arizona facility and the opening of the juvenile detention facilities and related educational programs in Polk (December 1996) and Pahokee (January 1997), Florida. In addition, revenues were generated in the first nine months of 1997 by newly opened facilities in Bell County, Milam County and Frio County, Texas and from per diem increases in several ongoing contracts.

Operating expenses increased 94.9% from $15,835,673 for the nine months ended September 30, 1996 to $30,863,519 for the nine months ended September 30, 1997 primarily due to increases in payroll which increased $10,731,325, or 105.6%. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses increased from 68.3% for the nine months ended September 30, 1996 to 72.6% for the nine months ended September 30, 1997. The percentage increase primarily reflects higher expenses as a percentage of revenues during the phase-in period for the Company's newly opened facilities including the Polk and Pahokee, Florida facilities.

General and administrative expenses increased 30.8% from $6,637,329 for the nine months ended September 30, 1996 to $8,678,605 for the nine months ended September 30, 1997. The increase in general and administrative expenses was primarily attributable to a full nine months operations of the Company's Phoenix Arizona facility and the opening of the detention facilities previously noted in Polk and Pahokee, Florida, Milam, Bell and Frio counties in Texas. As a percentage of revenues, general and administrative expenses were 28.6% and 20.4% for the nine months ended September 30, 1996 and 1997, respectively. The percentage decline for the nine months ended September 30, 1997 can primarily be attributed to lower general and administrative expenses, as a percentage of revenues, at the Company's corporate offices as well as lower general and administrative expense percentages experienced at the Company's newly opened Polk and Pahokee, Florida facilities.

Operating income for the 1996 and 1997 first nine months of each year was $711,208 and $2,978,134 respectively, an increase of 318.7%. Improved occupancy levels, the full nine months operations of the Company's Phoenix Arizona facility and the contribution from the Company's newly opened facilities primarily accounts for the increase in operating income.

The Company had interest expense, net of interest income of $643,539 for the nine months ended September 30, 1996, while for the same 1997 period the Company had interest income, net of interest expense of $144,936, an improvement of $788,475. The improvement resulted primarily from utilizing a portion of the net proceeds received from the September 1996 public offering of Common Stock to repay bank indebtedness which reduced interest expense, and from investing the balance of the net proceeds in cash equivalents which increased interest income.

Income taxes increased from a credit of $26,000 for the nine months ended September 30, 1996 to a provision of $1,220,000 for the same 1997 period as a result of the above noted improvement in operations.

As a result of the foregoing factors, the Company had a net income of $93,669 or $0.02 per share for the nine months ended
September 30, 1996 compared to net income of $1,903,070 or $0.23 per share for the nine months ended September 30, 1997.


Three Months ended September 30, 1997 Compared to Three Months ended September 30, 1996.

Revenue increased $8,112,314 from $8,139,992 for the three months ended September 30, 1996 to $16,252,306 for the three months ended September 30, 1997. The net increase in revenues for the 1997 period as compared to the 1996 period resulted principally from the 1997 full quarter operations of the Company's juvenile detention facilities and related educational programs in Polk and Pahokee, Florida. In addition, revenues were generated in the third quarter of 1997 from facilities which opened after September 1996, including Milam, Bell and Frio Counties in Texas and from per diem increases in several ongoing contracts.

Operating expenses increased 109.9% from $5,593,930 for the three months ended September 30, 1996 to $11,738,669 for the three months ended September 30, 1997 primarily due to increases in payroll which increased $4,428,483, or 123.6%. As a percentage of revenues, operating expenses increased from 68.7% for the three months ended September 30, 1996 to 72.2% for the three months ended September 30, 1997. The aforementioned percentage increases primarily reflects higher expenses as a percentage of revenues during the phase-in period for the Company's newly opened facilities.

General and administrative expenses increased 38.0% from $2,235,347 for the three months ended September 30, 1996 to $3,083,924 for the three months ended September 30, 1997. The increase in general and administrative expenses was primarily attributable to the full quarter's operations of the detention facilities previously noted in Polk and Pahokee, Florida and Milam, Bell and Frio counties in Texas. As a percentage of revenues, general and administrative expenses were 27.5% and 19.0% for the three months ended September 30, 1996 and 1997, respectively. The percentage decline for the three months ended September 30, 1997 primarily can be attributed to lower general and administrative expenses, as a percentage of revenues, at the Company's corporate offices as well as lower general and administrative expense percentages experienced at the Company's newly opened Polk and Pahokee, Florida facilities.

Operating income for the respective 1996 and 1997 third quarters were $310,715 as compared to $1,429,713, an increase of 360.1%.
Improved occupancy levels, and the contribution from the Company's newly opened facilities primarily account for the increase in operating income.

The Company had interest expense, net of interest income of $219,521 and $26,335 for the three months ended September 30, 1996 and 1997 respectively. Interest expense for the third quarter of 1997 was offset by interest income of $113,899 which was generated from investing the balance of the net proceeds from the September 1996 public offering.

For the three months ended September 30, 1996 and 1997, income taxes increased from a credit of $16,000 to a provision of $549,000 respectively, due to the above noted improvement in operations.

As a result of the foregoing factors, the Company had net income of $107,194 or $0.02 per share for the three months ended
September 30, 1996 compared to net income of $854,380 or $0.10 per share for the three months ended September 30, 1997.

Liquidity and Capital Resources

The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

The Company had working capital at September 30, 1997 of $13,511,779, as compared to working capital of $23,560,360 at December 31, 1996, which are both principally attributable to funds received from the September 1996 public offering of the Company's Common Stock. The Company's current ratio was 2.87 to 1 at September 30, 1997 as compared to 5.83 to 1 at December 31, 1996.

Net cash of $1,291,748 was provided by operating activities for the nine months ended September 30, 1997 as compared to $1,022,188 of cash provided by operations for the nine months ended September 30, 1996. The increase was primarily attributed to an increase in net earnings and non cash items offset by increased accounts receivable relating to billing of new contracts.

Net cash of $14,258,769 was used in investing activities during the nine months ended September 30, 1997 as compared to $7,258,755 being used in the first nine months of 1996. In the 1997 period such cash was used principally for construction of the Company's Florence, Arizona facility and for fixed asset and start-up costs associated with the Company's newly opened facilities. In the comparable period for 1996 the construction and start-up costs of the Phoenix, Arizona facility was the principal investment activity of the Company.

Net cash of $771,237 was provided by financing activities for the nine months ended September 30, 1997 as compared to financing activities raising $20,985,021 during the first nine months of 1996. In the first nine months of 1997, the primary financing activity was the collection of $903,800 on its long-term receivable from the sale of equipment and leasehold improvements. For the same nine month period in 1996, the Company received proceeds from the issuance of common stock of $26,582,112 and decreased its bank borrowings by $5,224,430.

The Company received $90,223 and $218,267 respectively from the exercise of stock options and warrants during the nine months ended September 30, 1997 and 1996.

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

Item 2.  Changes in Securities
    None.

Item 3.  Defaults Upon Senior Securities
		    None.

Item 4.  Submission of Matters to a Vote of Security Holders
	    None.

Item 5.  Other Information

On August 20, 1997, the Nolan County Juvenile Board requested the
Company operate a 50 bed juvenile facility in Sweetwater, Texas on an interim basis pending completion of a competitive bid process. The Board had removed the former operator.

On August 21, 1997, CSC finalized an Operations and Management
Agreement with McKinley County, New Mexico, for a 200 bed adult detention facility known as the McKinley County Adult Detention
Facility in Gallup, New Mexico.

On September 1, 1997, CSC and the Grenada County Board of Supervisors entered into contracts for the lease, operation and management of a 200 bed jail in Grenada, Mississippi. The jail will house both convicted inmates and those awaiting trial.

On September 2, 1997, CSC closed on an Asset Purchase Agreement with Dove Development Corporation for the purchase of certain assets including contracts real and personal property connected to the Frio County Detention Center in Pearsall, Texas. CSC is currently operating that facility.

On September 30, 1997, CSC and the Travis County Community
Supervision and Corrections Department entered into a contract which extended CSC's operation and management of a 76 bed residential substance abuse treatment center for male and female residents in Del Valle, Texas.

On October 15, 1997, CSC and the Martin Hall Juvenile Board Facility Board representing nine (9) Washington State Counties executed a Management Services Agreement for the operation and management of a 65 bed residential treatment center for juvenile offenders known as the Martin Hall Juvenile Detention Center in Medical Lake, Washington.

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
     		_______

   27.      Financial Data Schedule

   10.21.2 Amendment to the Contract and the Company for the Operation and Management of the Travis County Substance
Abuse Treatment facility.

   10.50    Contract between the Company and Grenada County,
Mississippi for the operation and management of a 200 bed jail dated September 1, 1997.

   10.50.1   Lease Agreement between the Company and Grenada
County dated September 1, 1997.

   10.51    Asset Purchase Agreement between the Company and
Dove Development Corporation, Consolidate Financial
Resources/Crystal City, Inc., dated August 27, 1997.

   10.51.1 First Amendment to Asset Purchase Agreement between the Company and Dove Development Corporation,
Consolidate Financial Resources/Crystal City, Inc., dated August 27, 1997.

   10.52    Contract between the Company and McKinley County,
New Mexico for the Operation and Management of the McKinley County Adult Detention Facility in Gallup, New
Mexico, executed August 21, 1997.

   10.53    Contract between the Company and the Martin Hall
Juvenile Facility Board dated October 15, 1997 for the
Operation and Management of the Martin Hall Juvenile
Detention Center in Medical Lake, Washington.

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


Dated:  November 12, 1997