Form 10-K
period 1997-12-31
CORRECTIONAL SERVICES CORP
filed 1998-03-31
CIK 914670

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ended December 31, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission File No.:  0-23038


                        CORRECTIONAL SERVICES CORPORATION
                 (Exact name of Company as specified in its charter)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Issuer's revenues for its most recent fiscal year are $59,936,101.

The number of shares of Common Stock, par value $.01 per share, outstanding as of March 13, 1998 is 7,693,854. The aggregate market value of Common Stock held by non-affiliates of the Company as of March 13, 1998 is $115,407,810.

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

Description

     The Company is a leading developer and manager of privatized correctional and detention facilities in the United States. Through its three divisions, Adult, Juvenile and Community Corrections, the Company provides a diverse range of services to local, state, and federal governmental correctional agencies. The Company currently has agreements to operate 26 correctional and detention facilities in New York, Florida, Arizona, Texas, New Mexico, Washington,
Mississippi and Puerto Rico, with a total of 4,641 beds. The Company is also aggressively pursuing other privatized correctional projects both at the request for proposal ("RFP") stage and the pre-RFP development stage.

     The Company manages both secure and non-secure facilities. The Company's secure facilities include a detention and processing center for illegal aliens, adult prisons, adult jails, intermediate sanction facilities, juvenile detention and treatment facilities, driving while intoxicated ("DWI") facilities, and military-style boot camps for juvenile offenders. Its non-secure facilities include residential programs, such as community correctional facilities for federal and state offenders serving the last six months of their sentences, and non-residential supervision programs.

     In addition to providing fundamental residential services for adult and juvenile offender, the Company has developed a broad range of programs intended to reduce recidivism, including basic and special education, substance abuse treatment and counseling, vocational training, life skills training, and behavioral modification counseling. The management services offered by the Company range from project consulting to the design, development and management of new correctional and detention facilities and the redesign, renovation and management of older facilities. The Company believes its proven ability to manage the full spectrum of correctional facilities and its wide variety of programs and services will increase its marketing opportunities.

Operational Divisions

     The Company has organized its operations into three divisions: Adult, Juvenile and Community Corrections.

     Adult.  The  Adult  Division  operates  9  secure   facilities  located  in
Seattle, Washington; Houston, Texas; Del Valle (Travis), Texas; Pearsall (Frio County), Texas; Mansfield (Tarrant County), Texas; Florence and Phoenix, Arizona; Grenada, Mississippi; and Gallup (McKinley County), New Mexico, with a total of 2,495 beds. In addition to providing housing for adult inmates, the Company provides a variety of rehabilitation and educational services. The Company also provides health care, transportation, food services and work and recreational programs for adult inmates.

     Juvenile. The Juvenile Division operates 8 facilities and has contracts to operate 5 additional facilities in Eagle Lake (Colorado County), Texas; (Bayamon Detention and Treatment Centers), Puerto Rico; Salinas, Puerto Rico and Okaloosa, Florida. The current facilities are located in Bartow, Polk City, and Pahokee, Florida; Canadian (Hemphill), Texas; Mansfield (Tarrant County), Texas; Rockdale (Milam County), Texas; Killeen (Bell County), Texas and Medical Lake (Spokane), Washington. The facilities house convicted youths aged 12 to 20, and represent a total of 1,692 beds under contract. The Company manages secure and non-secure juvenile offender facilities for low, medium, and high risk youths in highly structured programs, including military-style boot camps, wilderness programs, secure education and training centers, and detention facilities. The Company believes these programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility and family values, can help reduce the recidivism rate of its program participants.

     Community Corrections. The Community Corrections Division operates four facilities, located in Ft. Worth, Texas; and Brooklyn, Manhattan and the Bronx, New York with a total of 454 beds. These are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Offenders are eligible for these programs based upon the type of offense committed and behavior while incarcerated in prison. If qualified, offenders may generally spend the last six months of their sentence in a community corrections program, whose mission is to reduce the likelihood of an inmate committing an offense after release by assisting in the reunification process with family and the community. Normally, in order to remain in the program, offenders must be employed, participate in substance abuse programs, submit to frequent random drug testing, and pay a predetermined percentage of their earnings to the government to offset the cost of the program. The Company supervises these activities and also provides life skills training, case management, home confinement supervision and family reunification programs at these facilities. The Company believes that community correctional facilities help reduce recidivism, result in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives to prisons.

Marketing and Business Development

     The Company engages in extensive marketing and business development on a national basis and markets selected projects in the international arena. Marketing efforts are spearheaded by the Company's business development team in conjunction with the CEO and outside consultants.

    The Company's business development department is responsible for marketing the full range of services to clients. Marketing responsibilities include identifying new clients, preparing and delivering formal presentations and identifying strategic partners.

     The Company receives frequent inquiries from or on behalf of governmental agencies. Upon receiving such an inquiry, the Company determines whether there is an existing or future need for the Company's services, whether the legal and political climate is conducive to correctional operations and whether or not the project is viable.

Contract Award Process

     Most governmental procurement and purchasing activities are controlled by procurement regulations take the form of RFPs, and to date most of the Company's new business results from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of 15 to 120 days from the time the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder's experience and qualifications and the price at which the bidder is willing to provide the services. From time to time, the Company engage independent consultants to assist in responding to the RFPs. Approximately six to eighteen months is generally required from the issuance of the RFP to the contract award.

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


Strategic  Acquisitions

     Historically, the Company's growth has been generated internally, primarily through the competitive bid process. However, the Company continues to evaluate strategic acquisitions, particularly where an acquisition would enhance the Company's capabilities or add to the services it offers in the correctional services industry. Acquisitions include companies with one or more contracts as well as individual facilities with government agencies.

Market

     Through the United States, there is a growing trend toward privatization of corrections and detention functions as governments of all types have faced continuing pressure to control costs and improve the quality of services. Further, as a result of the number of crimes committed each year the correspond-ing number of arrests, incarceration costs generally grow faster than many other parts of budget items. In an attempt to address these pressures, governmental agencies responsible for correctional and detention facilities are increasingly privatizing facilities.

     Numerous studies have proven there is a general shortage of beds available in detention and treatment facilities. That fact, coupled with the high rate of recidivism and the public demand for longer sentences, has resulted in over-crowding in these facilities and an increasingly viable market.

     In addition, numerous courts and other governmental entities in the United States have mandated that additional services offered to inmates be expanded and living conditions be improved. Many governments do not have the readily available resources to make the changes necessary to meet such mandates.

     According to the United State Department of Justice Office and Juvenile Justice Delinquency Prevention, "Juvenile Offenders and Victims: 1996 Update of Violence" and "Juvenile Arrests 1995", in 1996 there were 2.7 million arrests of persons under 18, up 67% from 1986. One-fourth of juvenile arrests in 1995 were of females - a steady increase since 1991. By the year 2010, juvenile arrests for violent crime are expected to more than double.

     In the international sector, the demand for privately managed facilities is increasing due to fiscal pressures, overcrowding, increasing recidivism and an overall desire to deliver augmented services while minimizing their cost impact.

Competition

     The Company competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of the Company's competitors have greater resources than the Company. The Company also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, the Company's Community Corrections and Juvenile Divisions compete with governmental and not-for-profit entities. The Company's main competitors include Wackenhut Corrections Corporation, Cornell Corrections, Corrections Corporation of America and Youth Services International.


Recent Events

     CSC Management de Puerto Rico, Inc. In July, 1997 the Company formed CSC Management de Puerto Rico, Inc., a Puerto Rican corporation, to pursue the operation and management of facilities in the Commonwealth of Puerto Rico.
Later in the year, the Company was awarded three contracts for the design, construction, operation and management of juvenile treatment and detention facilities in Bayamon and Salinas, Puerto Rico.

     Correctional Services Corporation (UK), Ltd. In February, 1998 the Company formed Correctional Services Corporation (UK) Ltd., a British company, to pursue correctional projects in the United Kingdom. The Company intends to build relationships with international joint venture partners to maximize its capabilities abroad.

     Bayamon and Salinas, Puerto Rico. In February 1998, the Company signed contracts with the Juvenile Institutions Administration of the Commonwealth of Puerto Rico to operate two Juvenile Treatment Centers and one Juvenile
Detention Center. The Salinas Treatment Center has a 100 bed capacity and will be designed, built, owned and operated by CSC. It is estimated that the costs of construction will be $11,000,000. It is expected to become fully operational in the first quarter of 1999.  The Bayamon  Treatment  Center  has a

141 bed capacity and is currently undergoing renovation. Until the renovations are complete, which is anticipated to be the first quarter of 1999, the facility will operate at a reduced capacity. The Company will assume operation of the facility in the second quarter of 1998. The Bayamon Detention Center has a 120 bed capacity and will begin accepting residents in the second quarter of 1998. Each of the three contracts has a base period of 5 years with one 5 year renewal option. Once completed and fully operational these facilities are expected to contribute approximately $15 million in revenue on an annualized basis.


     New York State Community Corrections Programs. Due to substantially reduced occupancy rates and the lack of a long-term contract with New York State, the Company had previously determined it would wind down the operation of its New York State Community Corrections Program.

     In the second quarter of 1997, the Company closed its Manhattan location and placed all remaining residents in its Brooklyn location. Throughout the year, the Company continued its effort to ascertain the likelihood of increased population and a long-term contract. In the third quarter of 1997, the Company understood the State would be issuing a formal Request for Proposal (RFP) relating to its Community Corrections Programs. In addition, the State indicated to the Company that the population rates would improve. At that time the Company decided to re-open its Manhattan location and to prepare to bid on the pending RFP. In February of 1998, the Company was awarded contracts to operate two Community Corrections Programs in its Manhattan location for a total capacity of 130.

     Although the Company has recently signed contracts to operate these two programs, the State has given no minimum occupancy guarantee and did not increase the per diem rate. It is the Company's belief that the populations in New York will continue to fluctuate and the New York operations will not produce income for the Company. The Company believes that the remaining. balance of the accrued closure costs reserves at December 31, 1997 is adequate to offset the estimated losses associated with this contract. From a financial point of view, the Company's decision to operate these programs is based on its desire to offset the fixed obligations of the Company pertaining to the lease of the buildings. These obligations will continue regardless of whether or not the Company actually operates a program.

     Fort Worth Community Corrections Program. Due to substantially reduced occupancy levels at its Fort Worth Community Corrections Program, the Company began winding down the operations of the Program in the first quarter of 1997. Subsequently, the Company was asked by the Texas Department of Criminal Justice
(TDCJ) to leave a portion of the facility open until an alternative site could be located.

     In August of 1997, the Company signed an amendment to its contract with TDCJ which significantly lowered the expected population of the facility in addition to increasing the per diem rate to $33.00 from $29.95. The Company has continued to run the Program at the reduced levels pending the locating of an alternate site. Although the facility is expected to generate a loss, the Company believes that the remaining balance of the accrued closure costs reserves at December 31, 1997 is adequate to offset the estimated losses associated with this contract. From a financial viewpoint, the Company's decision to continue to operate the facility is based on its desire to offset the fixed obligations of the Company pertaining to the building. These obligations will continue regardless of whether or not the Company actually operates the Program.

Facilities

     The Company operates both pre-disposition and post-disposition secure and non-secure correctional and detention facilities and non-secure community correctional facilities for federal, state and local correctional agencies. Pre-disposition secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-disposition secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. The Company operates
four  types  of  post-disposition  facilities:   secure  prisons,  intermediate
sanction   facilities,  military-style   boot  camps,  and secure treatment and
training facilities. Secure prisons and intermediate sanction facilities provide secure correctional services for individuals who have been found guilty of one or more offenses. Offenders placed in intermediate sanction facilities are typically persons who have committed a technical violation of their parole conditions, but whose offense history or current offense does not warrant incarceration in a prison. Both types of facilities offer vocational training, substance abuse treatment and offense specific treatment. Boot camps provide intensely structured and regimented residential correctional services which emphasize disciplined activities modeled after the training principles of military boot camps and stress physical challenges, fitness, discipline and personal appearance. Secure treatment and training facilities provide numerous services designed to reduce recidivism including: educational and vocational training, life skills, anger control management, and substance abuse counseling and treatment.

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

     The following information is provided with respect to the facilities for which the Company has management contracts:


FACILITY CONTRACT LISTING


Facility Name, Location and                            Contracting        Owned,
Year Operations Commenced    Contracted   Type of      Governmental   Leased, or
                                Beds      Facility       Agency          Managed
                                (1)                                        (2)
ADULT DIVISION
  Seattle INS Detention Center  150   Secure Detention      INS          Managed
    Seattle, Washington (1989)        Facility

  South Texas Intermediate      400   Secure Intermediate   State        Managed
    Sanction Facility                 Sanction Facility
      Houston, Texas (1993)

  Tarrant County Community      230   Secure Intermediate   County       Managed
    Correctional Facility(3)          Sanction Facility
      Mansfield, Texas (1992)

  Travis County Substance        76   Secure Intermediate   County       Managed
    Abuse Treatment Facility          Sanction Facility
      Del Valle, Texas (1994)

 Arizona State Prison           400   State Prison          State          Owned
  Phoenix, West
   Phoenix, Arizona (1996)

 AZ State Prison, Florence      600   State Prison          State          Owned
   Florence, Arizona (1997)

 Gallup                         200   Jail/Long-term        County       Managed
   Gallup, New Mexico (1997)          Detention

 Frio County Jail               279   Jail/Long-term    County/State      Leased
    Pearsall, Texas (1997)            Detention

 Grenada County Jail            160   Jail                  County       Managed
   Grenada, Mississippi
    (1997)


JUVENILE DIVISION
 Tarrant County Community       120   Secure Boot Camp       County      Managed
  Correctional Center(3)              Facility
   Mansfield, Texas (1992)

 Hemphill County Juvenile        60   Secure Boot Camp       County      Leased
  Detention Center                    Facility
   Canadian, Texas (1994)

 Bartow Youth Training Center    74   Secure & Residential   State       Managed
   Bartow, Florida (1995)             Treatment Facility

 Pahokee Youth Training Center  350   Secure Treatment       State       Managed
   Pahokee, Florida  (1997)

 Polk City Youth Training       350   Secure Treatment       State       Managed
  Center                              Facility
   Polk City, Florida  (1997)

 Bell County Youth Training      96   Secure Detention       County      Managed
  Center                              Facility
   Killeen, Texas (1997)

 Okaloosa County Juvenile        65   Half Way House         County        Owned
  Residential Facility
   Okaloosa, Florida (1997)

 Bayamon Detention Center       120   Secure Detention    Commonwealth   Managed
  Bayamon, Puerto Rico                Facility               of PR
   (Est. 1998)

 Bayamon Treatment Center       141   Secure Treatment    Commonwealth   Managed
  Bayamon, Puerto Rico                Facility               of PR
   (Est. 1998)

 Salinas Treatment Center       100   Secure Treatment    Commonwealth     Owned
  Salinas, Puerto Rico                Facility               of PR
   (Est. 1999)

 Colorado County Boot Camp      100   Secure Detention       County      Managed
  Eagle Lake, Colorado                Facility
   (Est. 1998)

 Judge Roger Hashem Juvenile     64   Secure Detention       County      Managed
  Justice Center                      Facility
   Rockdale, Texas (1997)

 Martin Hall Juvenile Facility   52   Secure Correctional    County      Managed
   Medical Lake, WA (1997)            Facility


COMMUNITY CORRECTIONS DIVISION
 Brooklyn Community              99   Residential            Federal      Leased
  Correctional Center                 Correctional           Bureau
   Brooklyn, New York (1989)          Facility               of Prisons

 Manhattan Community             60   Residential            Federal      Leased
  Corrections Center                  Correctional           Bureau
   New York, New York (1990)          Facility               of Prisons

 Bronx Community                 40   Residential            Federal      Leased
  Corrections Center                  Correctional           Bureau
   Bronx,  New York (1996)            Facility               of Prisons

 New York State                 130   Residential            State        Leased
  Community Corrections Center        Correctional
   Manhattan, NY (1998)               Facility

 Fort Worth Community           125   Residential            State        Leased
  Corrections Center                  Correctional
   Fort Worth, Texas (1994)           Facility


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

     (2) A managed facility is a facility for which the Company provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, the Company has no property interest in the facility. The Company has granted NationsBank a first priority security interest in all its assets.

     (3) This facility is listed both as part of the Company's Adult Division and its Juvenile Division as the facility houses both adult and juvenile offenders.


Facility Management Contracts

     The Company is compensated on the basis of the population in each of its facilities on a fixed basis. Contracts usually either provide fixed per diem rates and some have a minimum revenue guarantee. Invoices are sent on a monthly basis. Occupancy rates for facilities tend to be low when first opened or when expansions are first available. However, after a facility gets beyond the start-up period (typically 3 months), the occupancy rate tends to stabilize.

     The Company's contracts generally require the Company to operate each facility in accordance with all applicable laws, rules and regulations. Furthermore, the Company is required by its contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage. The Company is also required to indemnify the contracting agencies for claims and costs arising out of the Company's operations and in certain cases, to maintain performance bonds.

     As is standard in the industry, the Company's contracts are short term in nature, generally ranging from one to three years and contain multiple renewal options. Most facility contracts also generally contain clauses which allow the governmental agency to terminate a contract without cause. The Company's contracts are generally subject to legislative appropriation of funds. To date, none of the Company's contracts have been terminated though any of these methods.

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

     The Company's contracts generally require the Company to operate each facility in accordance with all applicable local, state and federal laws, rules and regulations, and the standards and guidelines of the American Correctional Association. The ACA standards, designed to safeguard the life, health and safety of offenders and personnel, describe specific objectives with respect to administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The Company believes the benefits of operating its facilities in accordance with ACA standards include improved management, better defense against lawsuits by offenders alleging violations of civil rights, a more humane environment for personnel and offenders and measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis. The Company's Seattle INS Detention Center and Tarrant County Community Correctional Facility are fully accredited by the ACA and certain other facilities currently are being reviewed for accreditation. The Company's goal is to obtain and maintain ACA accreditation for all of its facilities. Richard P. Staley, the Company's Senior Vice President and director, is a member of the ACA and a certified ACA standards auditor for jail and detention facilities. James Irving, the Company's Vice President for Juvenile Justice, is a past Chairman of the ACA Standards Committee and a certified ACA standard auditor for jail and detention facilities.

Facility Design and Construction

     In addition to its facility management services, the Company also consults with various governmental entities to design and construct new correctional and detention facilities and renovate older facilities to provide enhances services to the population. The Company manages all of the facilities it has designed and constructed or redesigned and renovated.

     Pursuant to the Company's design, build and manage contracts, it is responsible for overall project development and completion. Typically, the Company develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, the Company utilized, with appropriate modifications, prototype designs the Company has used in developing other projects. Management of the Company believes that the use of such prototype designs allows it to reduce cost overruns and construction delays.

Facilities Under Construction

     Construction is nearly complete on the 65 bed juvenile facility in Okaloosa, Florida. The facility is scheduled to open in April, 1998.

     Renovations are underway in the 141 bed juvenile treatment facility in Bayamon, Puerto Rico. The Company is expected to accept its first residents in this facility June, 1998.

     Construction will begin on a 100 bed juvenile detention center in Salinas, Puerto Rico. The facility will house minimum to medium risk inmates ages 12 to 17 and is expected to be completed in the first quarter of 1999.

Employees

     At March 13, 1998, the Company had approximately 1,730 full-time employees, consisting of clerical and administrative personnel, security personnel, food service personnel and facility administrators. The Company believes its relationship with its employees is good.

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

Regulations

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

     In May 1993,  a former  employee  of the  Company  filed suit in the United
States District Court, Southern District of New York, claiming he was intentionally assaulted by employees of the Company and claiming $5,000,000 in damages on each of six causes of action. In January 1996, a lawsuit was filed with the Supreme Court of New York, County of Kings, by a former employee alleging sexual harassment and discrimination, physical assault, rape and negligent screening of employees and claiming damages of $4,000,000 plus attorney fees. The Company is awaiting court rulings in both of these cases which are expected to result in dismissals of these actions by mid-1998.

     In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500,000,000 each for compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996. In July 1997, former detainees of the Company's Elizabeth, New Jersey facility filed suit in the United States District Court for the District of New Jersey. The suit claims violation of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of the Company. No monetary damages have been stated. Through stipulation, all these actions will now be heard in the United States District Court for the District of New Jersey. This will streamline the discovery process, minimize costs and avoid inconsistent rulings.

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

Risks Associated with Company's Business

     Safe Harbour Statement Under The Private Securities Litigation Reform Act Of 1995

     This document contains forward-looking statements involving various risks and uncertainties. Actual results could differ materially from those projected due to factors which may include population fluctuations, acquisition risks, market conditions, government funding and availability of financing. These and other risk factors are outlined in the reports filed by the Company with the Securities and Exchange Commission.

     Internal Expansion. The Company's growth is generally dependent upon its ability to obtain contracts to develop and manage new correctional and detention facilities. The rate of such development depends on a number of factors, including crime rates and sentencing patterns in various jurisdictions and the Company's ability to integrate new facilities into its management structure. Certain jurisdictions recently have required the successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend which will require the Company to have sufficient capital resources in order to compete effectively.

     Acquisitions. The Company intends to grow through internal expansion and through selective acquisitions of both companies and individual facilities. There can be no assurance that the Company will be able to identify, acquire or profitably manage acquired operations or that operations acquired will be profitable or achieve levels of profitability that justify the related investment. Acquisitions involve a number of special risks, including possible adverse short-term effects on the Company's operating results, diversion of management's attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated problems or legal liabilities, and amortization of acquired intangible assets, any of which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

     Resistance to Privatization of Correctional and Detention Facilities. Management of correctional and detention facilities by private entities is a relatively new concept and has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions, local sheriff's departments, and groups that believe that correctional and detention facility operations should only be conducted by governmental agencies. In addition, changes in the dominant political party in any market in which the Company operates could result in significant changes to the previous acceptance of privatization in such market. Further, some sectors of the federal government and some state and local governments are not legally permitted to delegate their traditional management responsibilities for correctional and detention facilities to private companies.

    Contracts Subject to Governmental Funding. The Company's facility management contracts are subject to either annual or bi-annual governmental appropriations. A failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the management fee payable to the Company. In addition, even if funds are appropriated, delays in payments may occur which could have a material adverse effect on the Company's financial condition, results of operations and liquidity. See "Business - Facility Management Contracts."

     Uncertain Occupancy Levels. The Company is dependent upon the governmental agency with which it has a management contract to provide inmates for, and maintain the occupancy level of, the managed facility. A substantial portion of the Company's revenues is generated under facility management contracts that specify a net rate per day per inmate ("per diem rate"), with no minimum guaranteed occupancy levels, while most of the Company's facilities cost structures are relatively fixed. Under such a per diem rate structure, a decrease in occupancy levels may have a material adverse effect on the Company's financial condition, results of operations and liquidity. See "Business Facility Management Contracts" and "Business-Recent Events."

     Speculative Projects. The Company makes capital expenditures on personnel, fixtures, facilities and equipment for facilities where no contracts have yet been awarded. If contracts do not materialize, the initial outlay may be lost.

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

     Regulation. The industry in which the Company operates is subject to a variety of federal, state and local regulations, including education, health care and safety regulations, which are administered by various regulatory authorities. The Company's contracts typically include extensive reporting requirements, and supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers customarily are required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. The failure to comply with any applicable laws, rules or regulations and the loss of any required license could have a material adverse effect on the Company's financial condition, results of operations and liquidity. Further, current and future operations of the Company may be subject to additional regulation as a result of new statues and regulations or changes in the manner in which existing statutes and regulations are or may be interpreted or applied, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

     Dependence on Senior Management. The success of the Company's operations will depend upon the continued services of its executive management, including James F. Slattery, Chairman and Chief Executive Officer, Ira Cotler, Executive Vice President and Chief Financial Officer, and Michael Garretson, Executive Vice President and Chief Operating Officer. The loss of two or more of the Company's senior management could have an adverse effect on the Company's business and financing. The Company has an employment agreement with all three executive officers.

     Volatility of Market Price. From time to time, there may be volatility in the market price for the Company's Common Stock. Operating results of the Company or of other private prison operators, economic conditions, natural disasters or incidents at competitor's facilities could cause the market price of the Company's stock to fluctuate. In addition, in recent years the stock market has experienced extreme price and volume fluctuations resulting in a significant effect on the market prices of the securities issued by many companies for reasons unrelated to their operating performance.


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


Frio County, Texas Lease

     The Company leases the facility at 410 S. Cedar in Pearsall, Texas from the County for the period ending December 1, 2009. The Company has prepaid twelve years of rent equaling $4,750,760. The lease may be extended for one additional five year period at a price to be negotiated by the parties.


Executive Office Leases

     The Company leases approximately 6,400 square feet of executive office space located at 1819 Main Street, Sarasota, Florida from an unaffiliated party at a base monthly rental of $8,278 for the period October 1, 1995 through September 30, 1996; $8,812 for the period October 1, 1996 through September 30, 1997; $9,346 for the period October 1, 1997 through September 30, 1998; $9,880 for the period October 1, 1998 through September 30, 1999; $10,415 for the period October 1, 1999 through September 30, 2000. The lease does not contain any renewal options. On March 1, 1997 the Company entered into a lease amendment for approximately 1,399 square feet in its existing executive offices. The lease amendment calls for an additional base rental of $1,924 with annual increases of approximately $100 per month on each October 1st until the expiration of the lease amendment on September 30, 2000.

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


Item 4.  Submission of Matters to a Vote of Stockholders.

      None.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Material


Item 6.  Management's Discussion and Analysis or Plan of Operation.

	The Company's primary source of revenue is generated from the management of correctional and detention facilities under federal, state and local governmental agency contracts. The majority of the Companies contracts are based on a daily rate per offender, some of which have guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of offenders housed.

	The Company typically pays all facility operating expenses, except rent in the case of certain government-provided facilities. The Company's primary expenses are categorized as either operating or general and administrative. Operating expenses consist of payroll (corporate and facility employee salaries, wages and fringe benefits, and payroll taxes) and resident expenses which include food, medical services, supplies and clothing. General and administrative expenses consist of rent, utilities, insurance, professional fees, travel and lodging and depreciation and amortization.

	The Company usually incurs development costs, which may range from
$50,000 to $200,000, in responding to a governmental agency RFP.   Such costs
include planning and developing the project, preparing the bid proposal, travel and legal expenses and consulting fees. If management believes the recovery of such costs is probable, the costs are deferred until the anticipated contract has been awarded, at which time the deferred costs are amortized on a straight-line basis over the term of the contract (including option periods not to exceed five years). Development costs of unsuccessful or abandoned bids are expensed. The time period from incurring initial development costs on a project to the commencement of operations ranges from six to eighteen months.

	After a contract has been awarded, the Company incurs start-up costs from the date of the award until commencement of operations. Start-up costs include recruitment, training and travel of personnel and certain legal costs, and are capitalized until operations commence, at which time such costs are amortized on a straight-line basis over the term of the contract (including option periods not to exceed five years). Revenues generated during this initial period under per diem contracts increase as the offender population increases.

 In anticipation of the millennium, management has completed a corporate program which has prepared all Company computer systems and applications for the year 2000. No incremental infrastructure costs have been, or will be, incurred as a result of these enhancements.

Results of Operations

	The following table sets forth certain operating data as a percentage of total revenues:


                                            Percentage of Total Revenues
                                            ----------------------------
                                                     Years Ended
                                                     December 31,
                                                     -----------
                                              1997       1996       1995
                                              ----       ----       ----
Revenues:
  Resident Fees                                 97.8%      98.0%      96.8%
  Other Income                                   2.2        2.0        3.2
                                               -----      -----      -----
    Total Revenues                             100.0      100.0      100.0
                                               -----      -----      -----
Expenses:
  Operating                                     72.5       69.6       62.7
  General and Administrative                    19.8       27.5       31.5
  Ft. Worth & NYCC Closure Costs                   -       10.6          -
  New Jersey Facility Closure Costs                -          -        2.4
                                               -----      -----      -----
    Total Expenses                              92.3      107.7      106.6
                                               -----      -----      -----
    Operating Income (Loss)                      7.7       (7.7)      (6.6)
Interest Income (Expense), Net                   0.7       (1.5)      (2.2)
                                               -----      -----      -----
    Income (Loss) Before Income Taxes            8.4       (9.2)      (8.8)
  Income Tax Benefit (Expense)                  (3.4)       3.3        3.3
                                               -----      -----      -----
    Net Income (Loss)                            5.0%      (5.9)%     (5.5)%
                                               -----      -----      -----

Year ended December 31, 1997 Compared to Year ended December 31, 1996

	Revenue increased 90.3% from $31,501,658 for the year ended December 31, 1996 to $59,936,101 for the year ended December 31, 1997. The increase in revenue from 1996 to 1997 was primarily attributable to the opening of seven new facilities during 1997 (Bronx, New York, Polk, Florida and Pahokee, Florida in January 1997; Frio County, Texas in March 1997; Milam County, Texas in June 1997; Gallup, New Mexico in July 1997; and Florence, Arizona in October 1997). In addition, the Company experienced increased occupancy levels in certain facilities and generated a full year of revenue in the Bell County, Texas and Phoenix, Arizona facilities that were opened only a partial year in 1996. Compensated mandays was 1,115,000 in 1997 and 641,000 in 1996.

	Operating expenses increased 98.2% from $21,928,329 for the year ended December 31, 1996 to $43,472,402 for the year ended December 31, 1997 primarily due to increases in payroll and related payroll taxes and benefits related to the opening of the new facilities. As a percentage of revenues, operating expenses increased from 69.6% in 1996 to 72.5% in 1997. The increase in operating expenses as a percentage of revenues can be attributed to lower operating margins on the Company's community corrections programs, the opening of new facilities and an increase in corporate staff to support the Company's expanded operations.

	General and administrative expenses increased 37.0% from $8,655,628 for the year ended December 31, 1996 to $11,859,399 for the year ended December 31,
1997.  The increase in general and administrative expenses was primarily attributable to the opening of new facilities.  As a percentage of revenues, general and administrative expenses decreased to 19.8% in 1997 from 27.5% in
1996.  The decrease in general and administrative expenses as a percentage of revenue is a result of the increase in revenues and the Company's efforts in controlling fixed costs.

At December 31, 1996 the Company wrote-off $3,329,000 for its Fort Worth,
Texas and New York State Community Corrections programs. The Company wrote-off fixed assets, development and start-up costs and other costs associated with the closure of each program.

	The operating loss for the year ended December 31, 1996 of $2,411,299 was attributable principally to the above mentioned facilities closure costs.

	Interest income, net of interest expense, was $444,077 for the year ended December 31, 1997 compared to interest expense, net of interest income, of
$481,728 for the year ended December 31, 1996, a net change of $925,805.   This
increase resulted from utilizing a portion of the net proceeds received from the September 1996 public offering of common stock to repay bank indebtedness which reduced interest expense, and from investing the balance of the net proceeds in cash equivalents which increased interest income. Also, interest expense was reduced by interest capitalized on facilities under construction. During 1996, interest of $103,576 was capitalized on the Phoenix facility construction and during 1997, $371,500 was capitalized on the construction of the Florence, Arizona facility.

	For the year ended December 31, 1997 the Company recognized a provision for income taxes of $2,022,853. For the year ended December 31, 1996 the Company recognized an income tax benefit of $1,025,000 principally from the utilization of operating losses. The effective tax rate was 35.4% in 1996 and 40.1% in 1997.

	As a result of the foregoing factors, the Company had a net loss of $1,868,027 or $0.32 per share for the year ended December 31, 1996 compared to net income of $3,025,524 or $0.39 per share for the year ended December 31, 1997.


Year ended December 31, 1996 Compared to Year ended December 31, 1995

	Revenue increased slightly from $31,490,026 for the year ended December 31,
1995 to $31,501,658 for the year ended December 31, 1996. A full year's revenues in 1996 generated by the Canadian, Texas facility which began operations in
April, 1995 and the Bartow, Florida facility which began operations in July
1995, as well as revenues generated by the Phoenix, Arizona facility which began operation in April 1996, were offset by the loss in revenues stemming principally from the discontinuance of the Company's operations at its
Elizabeth, New Jersey INS facility on June 18, 1995 and lower occupancy rates at the Company's Fort Worth and Houston, Texas and New York State Community
Corrections facilities.

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

	General and administrative expenses decreased 12.9% from $9,938,344 for the year ended December 31, 1995 to $8,655,628 for the year ended December 31, 1996.
The decline in general and administrative expenses was primarily attributable to the closure of the Elizabeth, New Jersey INS facility in June 1995.  As a percentage of revenues, general and administrative expenses were 31.6% and 27.5%
for the years ended December 31, 1995 and 1996 respectively.  In addition, at
December 31, 1995 and 1996, the Company wrote-off  $3,909,700 and $3,329,000 respectively in facility closure costs for its Elizabeth, New Jersey INS facility (1995) and for its Fort Worth, Texas and New York State Community
Corrections programs (1996).  In each year, the Company wrote-off fixed assets, development and start-up costs and other costs associated with the closure of each program.

	The operating losses for the 1995 and 1996 years of $2,089,815 and $2,411,299 respectively are attributable principally to the above mentioned facility closure costs.

	Interest expense, net of interest income, decreased 31.1% from $699,576 for the year ended December 31, 1995 to $481,728 for the year ended December 31,
1996 This decrease resulted primarily from utilizing a portion of the net proceeds received from the September 1996 public offering of common stock to repay bank indebtedness which reduced interest expense, and from investing the balance of the net proceeds in cash equivalents which increased interest income.

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

Liquidity and Capital Resources

	The Company has financed its operations through public and private sales of securities, cash generated from operations and borrowings from banks.  The
Company had working capital at December 31, 1997 of $6,691,704 compared
$23,560,360 at December 31, 1996.  The Company's current ratio decreased from
5.83 to 1 at December 31, 1996 to 1.58 to 1 at December 31, 1997.  The decrease is principally attributable to the funding of the construction of the Florence,
Arizona facility, startup costs relating to the Company's new facilities and the inclusion of the subordinated notes due in July 1998 as a current liability at
December 31, 1997.  The Company's long-term debt to stockholders' equity ratio was 0.7% at December 31, 1997 as compared to 9.8% at December 31, 1996.

	Net cash provided by operating activities was $3,352,504 for the year ended
December 31, 1997 as compared to $ 1,022,759 for the year ended December 31,
1996.  The change was attributed primarily to increases in net income, depreciation and amortization, and accounts payable partially offset by an increase in accounts receivable.  Net cash of $16,119,117 was used in investing activities during the year ended December 31, 1997 as a result of the capital xpenditures associated with the construction of the Florence, Arizona facility and  start-up costs relating to the opening of new facilities.

Net cash of $2,949,532 was used in financing activities in the year ended December 31, 1997 as compared to $25,738,273 provided by financing activities in the year ended December 31, 1996. During 1997 $4,750,760 was used to prepay a 12 year lease for the Frio County facility and was partially offset by $1,248,800 (net of imputed interest) installment payments received from the sale of equipment and leasehold improvements. The principal source of funds provided by financing activities for the year ended December 31, 1996 was the public offering of Common Stock (see below).

Financing

	On September 12, 1996 the Company completed a public offering of 2,450,000 shares of Common Stock at $13.625 per share. Of the 2,450,000 shares of Common Stock offered, 2,070,000 were sold by the Company and 380,000 shares by certain stockholders. The Company did not receive any proceeds from the shares sold by the stockholders. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $25,938,514. The net proceeds were used to repay short-term and long-term bank indebtedness in the amount of $7,198,468, and to finance construction, start-up and related costs of two
Florida facilities, the Florence, Arizona Facility and other facilities and for general corporate purposes, including the financing of working capital needs. Also, in October, 1996 pursuant to the underwriters' over-allotment option, the Company sold an additional 367,500 shares of Common Stock, which aggregated an additional $4,569,542 in net proceeds.

	Effective December 31, 1995, the Company entered into an $11,000,000 Revolving Credit and Term Loan Agreement (the "Loan Agreement") with NationsBank, N.A. ("NationsBank"). Pursuant to the terms of the Loan Agreement, the Company may borrow up to the lesser of $6,000,000 or 85.0% of the Company's eligible accounts receivable (none outstanding at December 31, 1997). Loan proceeds are to be used for working capital, including deferred development and start-up costs in connection with new or existing facilities. Interest on the revolving credit loan is computed, at the Company's option, at either NationsBank prime rate plus 0.75% or the London International Bank rate plus 3.35%. On January 14, 1998 the Company extended the term of the revolving credit portion of its loan agreement until April 3, 1998. The Company is currently in negotiations with NationsBank for a new and expanded credit and lease agreement.

	The Company has granted NationsBank the first priority security interest in all of its assets. The Company is required to pay NationsBank 0.25% of the average unused portion of the revolving credit loan.

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

	The Company received $185,388 and $426,890 from the exercise of stock options and warrants during the years ended December 31, 1997 and 1996 respectively.

	The Company anticipates making cash investments in the acquisition and construction of new facilities and the expansion of existing facilities. In addition, the Company expects to use its cash to finance startup costs in connection with new contracts. The Company believes that its cash, cash flow from operations, and amounts available under its anticipated credit and lease agreement will be sufficient to meet its capital requirements for the foreseeable future. However, the Company is continuing to evaluate opportunities, which could require significant outlays of cash. If such opportunities are pursued the Company would require additional financing resources. Management believes these additional resources may be available through alternative financing methods.


Item 7. The information required by this Item is contained on Pages F-1 through F-30 hereof.


Item 8.  None.


                                    PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act


Executive Officers and Directors


     The following table lists the executive officers and directors of the Company, together with their respective ages and offices:

Name                  Age   Office

James F. Slattery      48   President, Chief Executive Officer and Director

Michael C. Garretson   53   Executive Vice President and Chief Operating Officer

Aaron Speisman         50   Executive Vice President, Secretary and Director

Ira M. Cotler          34   Executive Vice President and Chief Financial Officer

Richard P. Staley      66   Senior Vice President and Director

Melvin T. Stith(1)     51   Director

Raymond S. Evans(1)    61   Director

Stuart M. Gerson(1)    54   Director

Shimmie Horn           25   Director

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

     Ira M. Cotler was elected Chief Financial Officer in January, 1998. He was elected the Company's Executive Vice President-Finance in March 1996. Prior to joining the Company, from June 1989 to February 1996, Mr. Cotler was employed by Janney Montgomery Scott Inc., an investment banking firm, serving in several capacities, most recently as Vice President of Corporate Finance.

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

Item 10.    Executive Compensation

     The following table sets forth a summary of the compensation earned in 1995, 1996 and 1997 by the Company's Chief Executive Officer and by each other
executive  officer  whose  compensation   exceeded  $100,000  in  1997:

                                                     Summary Compensation Table

                                                                                                                    Long Term
                                                         Annual Compensation                              Compensation Awards

                                                                                             Number of Shares       All Other
                                                                          Other Annual     Underlying Options    Compensation
Name and Principal Position     Year         Salary          Bonus       Compensation (1)        Granted                (2)

James F. Slattery               1997        $208,373        $200,000          $17,988                0                $27,270
  President and
  Chief Executive Officer       1996        $208,685             0            $19,984                0                $20,139

                                1995        $189,000             0            $13,010              5,000              $30,263


Michael Garretson               1997        $118,834        $ 75,000          $12,000(3)             0                $   288
  Executive Vice President
                                1996        $112,406        $    507          $13,000(3)         100,000                  0

                                1995        $ 55,926             0                0                6,250                  0


Ira Cotler                      1997        $135,115        $ 75,000          $ 6,000                0                 $   54
  Executive Vice President
  Chief Financial Officer       1996        $107,261        $    507          $50,396(4)         100,000                  0

                                1995          N/A               N/A               N/A               N/A                N/A
------------------

     (1) Consists of car lease payments.

     (2) Consists of life insurance premiums.

     (3) Also includes housing allowance.

     (4) Also includes relocation and related costs.

     In addition to the compensation described above, for 1995, Mr. Slattery received S Corporation distributions of $134,400.


     The following table sets forth information concerning stock options granted executive officers named in the Summary Compensation Table:

                           Option Grants in 1997:  None

     The following table sets forth information concerning stock options granted executive officers named in the Summary Compensation Table:

                         Option Values at December 31, 1997

                                         Number of                     Value of
                                     Shares Underlying            In-The-Money Options
                                    Options at Year End              at Year End
Name                             Exercisable/Unexercisable    Exercisable/Unexercisable
James F. Slattery...............        16,458/ 1,667              $  8,939/$  4,471
Mike Garretson..................        70,832/35,366              $109,199/$ 54,601
Ira Cotler......................        66,666/33,334              $109,199/$ 54,601


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

     The Company has entered into an employment agreement with Mr. Garretson which expires January 20, 1999 and provides for compensation of $115,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, related benefits, a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000, and the grant to purchase 100,000 shares of Common Stock.

     The Company's current employment agreement with Mr. Cotler was extended in July, 1997 and has a term of three years with automatic annual renewal provisions. Mr. Cotler receives $135,000, annual salary increases, automobile allowances and a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000.

     In October 1989, a subsidiary of the Company, entered into an employment agreement with William Banks. Under this agreement, Mr. Banks was responsible for developing and implementing community relations projects on behalf of the Company and for acting as a liaison between the Company and local community and civic groups who may have concerns about Company's facilities being established in their communities, and with government officials throughout the State of New York. As compensation, Mr. Banks received 3% of the gross revenue from all Federal Bureau of Prisons, state and local correctional agency contracts within the State of New York with a guaranteed minimum monthly income of $4,500. In December 1993, Mr. Banks agreed to become a consultant to the Company upon the same terms and conditions in order to accurately reflect the level and nature of the services he provided. In 1996 and 1997, Mr. Banks earned approximately $296,000 and $239,000 respectively.

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

     The 1993 Plan is administered by the Company's Stock Option Committee which determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISO's, the rate of exercise of each option, the option purchase price per share, the manner of exercise, the form of payment upon exercise, and whether restrictions such as repurchase rights are to be imposed on the shares following exercise. Options granted under the 1993 Plan expire five years after the date of grant and may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all stock option plans of the Company and any related corporation) may not exceed $100,000. No options may be granted under the 1993 Plan after October 2003; however, options granted under the 1993 Plan prior thereto may extend beyond that date. Options granted under the 1993 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

     During fiscal 1995 and 1996, options to purchase 54,375 and 50,700 shares, respectively, were granted under the 1993 Plan at exercise prices ranging from $4.76 to $20.63 per share. In 1997, options to purchase 155,500 shares were granted under the 1993 Plan at exercise prices ranging from $8.75 to $17.88 per share.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 13, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and
(iii) all officers and directors of the Company as a group:



Name and Address                                         Amount and Nature of                     Percentage of
Beneficial Owner(1)                                     Beneficial Ownership                  Beneficial Ownership
Esther Horn................................                     659,175                                 8.6%
James F. Slattery(2).......................                     788,125                                10.2%
Aaron Speisman(3)..........................                     447,263                                 5.8%
Jennifer Anna Speisman 1992 Trust..........                      83,438                                 1.1%
Joshua Israel Speisman 1992 Trust..........                      83,438                                 1.1%
Ira M. Cotler (4)..........................                     117,368                                 1.5%
Richard P. Staley (5)......................                      62,583                                  *
Michael C. Garretson (6)...................                     106,198                                 1.4%
Raymond S. Evans(7)........................                      17,925                                  *
Stuart Gerson (8)..........................                      26,975                                  *
Melvin T. Stith (9)... ....................                      17,500                                  *
Shimmie Horn (10)..........................                       3,333                                  *
All officers and directors as a group
(nine persons) (2)  (3) (4) (5) (6) (7)
(8) (9) (10)..............................                    2,413,321                                31.4%

------------------------
* Less than 1%

     (1) All  addresses are c/o  Correctional  Services  Corporation, 1819 Main
Street,  Suite 1000,  Sarasota,  Florida 34236.

     (2) Includes options to purchase 16,458 shares of Common Stock. Does not include options to purchase 1,667 shares of Common Stock not exercisable within 60 days.

     (3) Director and founder. Does not include 83,438 shares of Common Stock owned by the Jennifer Anna Speisman 1992 Trust and 83,438 shares of Common Stock owned by the Joshua Israel Speisman 1992 Trust, trusts for the benefit of Mr.
Speisman's children,  as to which Mr. Speisman disclaims  beneficial  ownership.
Includes  options  to  purchase  16,458  shares of  Common  Stock and a Series A
Warrant to purchase 6,700 shares of Common Stock but does not include options to purchase 1,667 shares of Common Stock not exercisable within 60 days.

     (4) Includes 2,612 shares of Common Stock owned by his wife as to which he disclaims beneficial ownership. Also includes options to purchase 100,000 shares of Common Stock, a Series A Warrant to purchase 3,850 shares of Common Stock and other warrants to purchase 10,906 shares of Common Stock.

     (5) Includes options to purchase 62,083 shares of Common Stock. Does not include options to purchase 1,667 shares of Common Stock not exercisable within 60 days.

     (6) Consists of options to purchase 106,198 shares of Common Stock.


     (7) Includes options to purchase 17,925 shares of Common Stock. Does not include options to purchase 10,000 shares of Common Stock not exercisable within 60 days.

     (8) Consists of options to purchase 23,125 shares of Common Stock and a Series A Warrant to purchase 3,850 shares of Common Stock. Does not include options to purchase 10,000 shares of Common Stock not exercisable within 60 days.

     (9) Consists of options to purchase 17,500 shares of Common Stock. Does not include options to purchase 10,000 shares of Common Stock not exercisable within 60 days.

    (10) Consists of options to purchase 3,333 shares of Common Stock. Does not include options to purchase 10,000 shares of Common Stock not exercisable within 60 days.

     The Company is unaware of any arrangements which may result in a change in control of the Company.



Item 12. Certain Relationships and Related Transactions

     The Company subleases a building located at 12-16 East 31st Street, New York, New York from LeMarquis Operating Corp. ("LMOC"), a corporation owned 25% by Ester Horn and 8% by James F. Slattery. The Company currently utilizes approximately fifty percent of the building for the Manhattan Community Corrections and the New York Community Corrections programs. LMOC leases this building from an unaffiliated party at a current base monthly rental of approximately $16,074 (the "Base Rent"), plus taxes, currently approximately $14,000, and water and sewer charges, currently approximately $3,500, for a total monthly rental of approximately $33,000. The Company has the right to use as much of the building as it requires for its business subject to the rights of certain residential subtenants to remain in the building. These rights include the right to housing at a predetermined rental for an indefinite period of time pursuant to New York State rent stabilization laws.

     As a result of the lease negotiations, under a sublease dated as of January 1, 1994, since May 1, 1995, the Company has paid rent of $18,000 per month above the rent paid by LMOC to the building's owner for a total monthly rent of approximately $51,420. The Company has, to date, invested $739,000 in leasehold improvements and will not receive any credit, in terms of a reduction in rent or otherwise, for these improvements. The terms of this sublease were not negotiated at arm's length due to the relationship of Mrs. Horn and Mr. Slattery with both the Company and LMOC. The negotiation of the sublease, including the renewal terms, was requested by the Representative of the Underwriters of the Company's February 2, 1994 initial public offering to substantially track the renewal terms of the Company's management contract. The negotiations were not subject to the board resolution, adopted subsequent to the negotiations, relating to affiliated transactions, although the terms were approved by all of the directors. The initial term of the Company's sublease expired April 30, 1995, and is currently in its first renewal term expiring April 30, 2000. The sublease contains two additional successive five-year renewal options beginning May 1, 2000. The monthly rent above the rent paid by LMOC to the building's owner will increase to $22,000 per month during the second renewal term beginning May 1, 2000 and to $26,000 per month during the third renewal term beginning May 1, 2005. The Company paid $40,000 to LMOC for the renewal options.

These renewal options were separately negotiated between the Board of Directors of the Company and LMOC. Mr. Slattery participated in such negotiations. Mrs. Horn and Mr. Slattery will receive their proportionate shares of rents received by LMOC under the terms of this sublease.

     Previously, residential and commercial tenants of this building paid rent to LeMarquis Enterprise Corp. ("Enterprises"), a company owned 30% by Mrs. Horn, 28% by Mr. Slattery and 25% by Mr. Speisman, and Enterprises paid all expenses of operating the residential and commercial portions of the building as well as a portion of the overall expenses of the building. As of February 1994, however, all of the building's revenues, including rent from the residential and commercial tenants are now received and expenses paid by the Company. The revenue from this portion of the building was approximately $193,000 in 1996 and $184,000 in 1997. The Company anticipates that operating the portion of the building occupied by residential and commercial tenants will result in a net expense to the Company of approximately $6,500 per month. Due to New York rent stabilization laws, the Company is unable to increase the rent paid by the residential tenants in this building in response to increased rent or expenses incurred by the Company.

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

     Pursuant to the terms of a Board of Directors resolution adopted in connection with the Company's initial public offering, all transactions between the Company and any of its officers, directors or affiliates (except for wholly-owned subsidiaries) must be approved by a majority of the unaffiliated members of the Board of Directors and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and be in connection with bona fide business purposes of the Company. In the event the Company makes a loan to an individual affiliate (other than a short-term advance for travel, business expense, relocation or similar ordinary operating expenditure), such loan must be approved by a majority of the unaffiliated directors

ITEM 13. EXHIBITS AND REPORTS

     (a) Exhibits

     *2.1 Stock Transfer Agreements between the Company and the stock-holders of each of Esmor Management, Inc., Esmor (Brooklyn), Inc., Esmor Manhattan, Inc., Esmor (Seattle), Inc., Esmor New Jersey, Inc., Esmor Texas, Inc. and Esmor Houston, Inc.

     *3.1      Certificate of Incorporation dated October 28, 1993

    ##3.1.1    Copy of Certificate of Amendment of Certificate of  Incorporation
of Esmor Correctional Services, Inc. dated July 29, 1996

     *3.2      By-Laws

     *4.2      Form  of  Underwriter's  Warrant between the Company  and  Janney
Montgomery Scott Inc.

    *10.1      Stock Option Plan

    *10.5      Employment Agreement between the Company and James F. Slattery

    *10.6      Employment Agreement between the Company and Aaron Speisman

   ##10.6.1    Modification  to the  Employment  Agreement  between  the Company and Aaron Speisman, dated June 13, 1996

    #10.8.3    Exercise  of  third  option  of  the  contract for operation of a facility in New York, New York for women through June 30, 1995

    *10.9      Contract between the Company and the U.S.  Department of Justice,
Federal Bureau of Prisons for operation of a facility in Brooklyn, New York, dated November 13, 1990

    *10.9.1    Letter  dated  September 23, 1993  from  the  U.S.  Department of
Justice, Federal Bureau expressing its intent to exercise the third option year of the contract

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

   ##10.10.1   Contract Amendment between the Company  and the  U.S. Immigration and Naturalization service for operation of the Seattle Processing Center, dated October 1, 1996

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

    *10.16     Form of  Sub-Lease  between  the  Company and LeMarquis Operating
Corporation

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

    #10.20     Contract between Esmor Fort Worth,  Inc. and the Texas Department of Criminal Justice, Pardons  and  Paroles Division for the Fort Worth Community

     10.20.1 Addendum One to the Contract between Esmor Fort Worth, Inc. and the Texas Department of Criminal Justice, Pardons and Paroles Division for the Fort Worth Community

     10.20.2 Amendment Two to the Contract between Esmor Fort Worth, Inc. and the Texas Department of Criminal Justice, Pardons and Paroles Division for the Fort Worth Community dated April 1, 1997

     10.20.3 Amendment Three to the Contract between Esmor Fort Worth, Inc. and the Texas Department of Criminal Justice, Pardons and Paroles Division for the Fort Worth Community dated September 1, 1997

    #10.21     Contract dated September 1, 1994 by the Community Supervision and
Corrections Department of Travis County, Texas for the Travis County Substance Abuse Treatment Facility

   **10.21.1   Contract dated October 1, 1995 by the Community  Supervision  and
Corrections Department of Travis County, Texas for the Travis County Substance Abuse Treatment Facility

   ++10.21.2   Amendment to the  Contract  and the Company for the Operation and
Management of the Travis County Substance Abuse Treatment facility

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

     10.24.1   Renewal  of  the  Revolving Line of Credit Note dated January 15,
1998

   **10.25     1994 Non-Employee Director Stock Option Plan

   **10.26     Loan and  Security Agreement with NationsBank, N.A. (South) dated as of December 31, 1995

     10.26.1   Intentionally blank

     10.26.2   Deed of Trust Modification Agreement dated January 14, 1998

     10.26.3   Third Amendment to Loan Agreement dated January 5, 1998

     10.26.4   Fourth Amendment to Loan Agreement dated January 14, 1998

   **10.27     Lease between  the  Company  and  Zell/Merrill  Lynch Real Estate
Opportunity Partners Limited Partnership dated as of June 30, 1995

   ##10.27.1   Amendment  to the Lease Agreement  between  the  Company and Zell
Merrill Lynch Real Estate Opportunity Partners Limited Partnership dated November 15, 1996

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

   **10.31     Contract between the Company and the State of Arizona, Department of Corrections for operation of the Arizona DWI Facility in Phoenix, Arizona dated July 1995

     10.31.1 Amendment Number One to the contract between the Company and the State of Arizona, Department of Corrections for the operation of the Arizona DWI Facility in Phoenix, Arizona dated April 1997

     10.31.2 Amendment Number Two to the contract between the Company and the State of Arizona, Department of Corrections for the operation of the Arizona DWI Facility in Phoenix, Arizona dated December 1997

   **10.32     Contract between the Company and the State of Florida, Department of Juvenile Justice for operation of the Bartow Youth Facility

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

   **10.38     Contract between the Company and the U.S.  Department of Justice,
Federal Bureau of Prisons for operation of a facility in Brooklyn, New York

     10.39     (Intentionally blank)

   ##10.40     Contract between the Company  and the U.S.  Bureau of Prisons for operation of the Bronx Community Corrections Center, dated October, 1, 1996

   ##10.41     Contract  between  the  Company  and  the  State  of  Arizona for operation of the DWI Secure Prison in Phoenix, Arizona dated January 1997

   ##10.42     Contract between the Company and  McKinley  County New Mexico for operation of the McKinley County, New Mexico Adult Detention Facility, dated October 3, 1996

   ##10.43     Contract between the Company and Colorado  County,  Texas for the operation of the Colorado County, Texas Juvenile Residential Facility

   ##10.44     Lease   Agreement   between   the   Company  and  Creston  Realty
Associates, L.P., dated October 1, 1996

    *10.45     Lease between the Company and Elberon Development Company

   ##10.45.1   Assignment of Lease  between the Company and Elberon  Development
Company

   ##10.46     Contract between the Company and Bell County Texas for  operation of the Bell County Juvenile Residential Facility

   ##10.47     Employment  Agreement  between  the  Company  and  Ira M. Cotler, dated January 21, 1996

    +10.47.1   Amended  Employment  Agreement  between  the  Company  and Ira M.
Cotler dated July 9, 1997

   ##10.48     Employment Agreement between the Company and Michael C.
Garretson, dated January 21, 1996

    +10.49     Contract between the Company and Okaloosa County, Florida for the
Design, Build and Operation of a Moderate Risk Residential Program and a High Risk Residential Program dated June 13, 1997

    +10.49.1   Amendment  to  Contract  between the Company and Okaloosa County,
Florida for the Design, Build and Operation of a Moderate Risk Residential Program and a High Risk Residential Program dated June 16, 1997

   ++10.50     Contract between the Company and Grenada County, Mississippi  for the Operation and Management of a 200 bed jail dated September 1, 1997

   ++10.50.1   Lease Agreement between the  Company  and  Grenada  County  dated
September 1, 1997

   ++10.51     Asset Purchase Agreement between the Company and Dove Development
Corporation,   Consolidate   Financial   Resources/Crystal  City,  Inc.,   dated
August 27, 1997

   ++10.51.1   First  Amendment to  Asset Purchase Agreement between the Company and Dove Development Corporation, Consolidate Financial Resources/Crystal City, Inc., dated August 27, 1997

   ++10.52     Contract between  the Company and McKinley County, New Mexico for the Operation and Management of the McKinley County Adult Detention Facility in Gallup, New Mexico, executed August 21, 1997

   ++10.53     Contract  between  the  Company  and  the  Martin  Hall  Juvenile
Facility Board dated October 15, 1997 for the Operation and Management of the Martin Hall Juvenile Detention Center in Medical Lake, Washington

     10.54 Lease Agreement between the Company and Frio County dated November 26, 1997

     10.55 Contract between CSC Management de Puerto Rico and the Juvenile Institutions Administration of the Commonwealth of Puerto Rico dated
December 22, 1997 for the operation and management of a secure residential treatment program for youths at the Salinas facility in Puerto Rico

     10.56 Contract between the Company and the Juvenile Institutions Administration dated February 6, 1998 for operation of the Metropolitan Juvenile Detention Center in Puerto Rico

     10.57 Contract between the Company and the Juvenile Institutions Administration dated February 6, 1998 for operation of the Metropolitan Juvenile Treatment Center in Puerto Rico

     10.58 Contract between the Company and the New York State Department of Corrections for Community Reintegration Services dated March 1, 1998

     10.59 Resolution from the City Council of the City of Eagle Lake, Texas to the Company to construct and operate a 1,000 bed prison facility in Eagle Lake, Colorado County, Texas dated July 22, 1997

   **21.1      List of Significant Subsidiaries

     21.2      Amended List of Subsidiaries

     27.       Financial Data Schedule

------------------------

    * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-71314-NY).

    # Incorporated by reference to the Company's Annual Report on Form-10-KSB for the year ended December 31, 1994.

   ** Incorporated by reference to the initial filing of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

   ## Incorporated by reference to the Company's Annual Report on Form-10-KSB for the year ended December 31, 1996.

    + Incorporated by reference to the Company's filings on Form 10-Q for June 30, 1997.

   ++ Incorporated by reference to the Company's filings on Form 10-Q for September 30, 1997.


     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K in fiscal 1997.

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


Dated: March 30, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                                    Date


/s/James F. Slattery     President (Principal Executive Officer)  March 30, 1998
--------------------         and Director
James. F. Slattery


/s/Aaron Speisman        Vice President, Secretary and Director   March 30, 1998
--------------------
Aaron Speisman


/s/Ira C. Cotler         Chief Financial Officer (Principal       March 30, 1998
--------------------          Financial Officer)
Ira C. Cotler


/s/Raymond S. Evans      Director                                 March 30, 1998
--------------------
Raymond S. Evans


/s/Stuart Gerson         Director                                 March 30, 1998
--------------------
Stuart Gerson


/s/Melvin Stith          Director                                 March 30, 1998
--------------------
Melvin Stith


/s/Shimmie Horn         Director                                  March 30, 1998
--------------------
Shimmie Horn


/s/Richard Staley       Vice President and Director               March 30, 1998
--------------------
Richard Staley

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES

December 31, 1997, 1996 and 1995

                             C O N T E N T S


                                                                       Page


Report of Independent Certified Public Accountants                      F-1

   Consolidated Balance Sheets as of December 31, 1997 and 1996         F-2

   Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995                                  F-3

   Consolidated Statement of Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995                             F-4

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                                 F-5-6

   Notes to Consolidated Financial Statements                        F-7-30

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Correctional Services Corporation


We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                             GRANT THORNTON LLP

Tampa, Florida
March 11, 1998


               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                         December 31,
                                                   ------------------------
                         ASSETS                       1997          1996
                                                   ----------   -----------
CURRENT ASSETS
  Cash and cash equivalents                       $ 5,216,106   $20,932,309
  Restricted cash                                      60,626             -
  Accounts receivable, net                         10,672,018     4,023,620
  Receivable from sale of equipment and
    leasehold improvements                          1,380,000     1,476,000
  Prepaid expenses and other                          964,576     2,001,973
                                                   ----------    ----------
     Total current assets                          18,293,326    28,433,902

BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  AT COST, NET                                     23,717,172    12,040,149

LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS                              879,082     2,031,882

OTHER ASSETS
  Deferred development and start-up costs, net      8,043,380     5,817,959
  Deferred income taxes                                     -     1,495,000
  Other                                             4,933,327       485,157
                                                   ----------    ----------

                                                  $55,866,287   $50,304,049
                                                   ----------    ----------
                                                   ----------    ----------
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities        $ 7,539,062   $ 4,873,542
  Subordinated promissory notes                     3,935,760             -
  Deferred tax liability                              125,000             -
  Current portion of long-term debt                     1,800             -
                                                   ----------    ----------
     Total current liabilities                     11,601,622     4,873,542

LONG-TERM DEBT                                        321,491             -
LONG-TERM PORTION OF ACCRUED CLOSURE EXPENSES         755,000     1,606,000
SUBORDINATED PROMISSORY NOTES                               -     3,899,841

COMMITMENTS AND CONTINGENCIES                               -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
    1,000,000 shares authorized,
    none issued and outstanding                             -             -
  Common stock, $.01 par value,
    30,000,000 shares authorized,
    7,693,854 and 7,660,779 shares
    issued and outstanding
    as of 1997 and 1996, respectively                  76,938        76,608
  Additional paid-in capital                       42,260,247    42,022,593
  Accumulated earnings (deficit)                      850,989    (2,174,535)
                                                   ----------    ----------
                                                   43,188,174    39,924,666
                                                   ----------    ----------

                                                  $55,866,287   $50,304,049
                                                   ----------    ----------
                                                   ----------    ----------

        The accompanying notes are an integral part of these statements.

                                    F-2


            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Years Ended December 31,
                                              -----------------------
                                          1997         1996         1995
                                       ----------   ----------   ----------
Revenues
  Resident fees                       $58,593,217  $30,866,162  $30,482,683
Other income                            1,342,884      635,496    1,007,343
                                       ----------   ----------   ----------

                                       59,936,101   31,501,658   31,490,026
                                       ----------   ----------   ----------

Expenses
  Operating                            43,472,402   21,928,329   19,731,797
  General and administrative           11,859,399    8,655,628    9,938,344
Fort Worth and New York Community
    Corrections closure costs                   -    3,329,000            -
New Jersey facility closure cost                -            -    3,909,700
                                       ----------   ----------   ----------

                                       55,331,801   33,912,957   33,579,841
                                       ----------   ----------   ----------

Operating income (loss)                 4,604,300   (2,411,299)  (2,089,815)

Interest income (expense)                 444,077     (481,728)    (699,576)
                                       ----------   ----------   ----------

Income (loss) before income taxes       5,048,377   (2,893,027)  (2,789,391)
Income tax expense (benefit)            2,022,853   (1,025,000)  (1,050,000)
                                       ----------   ----------   ----------

       NET INCOME (LOSS)              $ 3,025,524  $(1,868,027) $(1,739,391)
                                       ----------   ----------   ----------
                                       ----------   ----------   ----------


Net earnings (loss) per common
  share:
       Basic                                $0.39       $(0.32)      $(0.38)
       Diluted                              $0.37       $(0.32)      $(0.38)

Number of shares used in per common
  share computation:
       Basic                            7,675,220    5,781,853    4,552,707
       Diluted                          8,117,922    5,781,853    4,552,707


        The accompanying notes are an integral part of these statements.



            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               Years ended December 31, 1997, 1996 and 1995

                                        Additional   Retained
                              Common     Paid-in     Earnings
                               Stock     Capital    (Deficit)      Total
                            --------  -----------  -----------  -----------

Balance at January 1, 1995  $ 44,079  $ 5,616,456  $ 1,432,883  $ 7,093,418

Exercise of stock options         70       33,250            -       33,320
Common stock issuance          4,968    3,464,730            -    3,469,698
Issuance of warrants with
  subordinated promissory
  notes                            -      365,000            -      365,000
Net loss                                            (1,739,391)  (1,739,391)
                              ------   ----------   ----------   ----------


Balance at December 31, 1995  49,117    9,479,436     (306,508)   9,222,045


Common stock issuance
  through public offering     24,375   30,483,681            -   30,508,056
Exercise of stock options        649      411,338            -      411,987
Exercise of warrants           2,467    1,648,138            -    1,650,605
Net loss                                            (1,868,027)  (1,868,027)
                              ------   ----------   ----------   ----------


Balance at December 31, 1996  76,608   42,022,593   (2,174,535)  39,924,666


Reduction in stock
  issuance cost                    -       46,902            -       46,902
Exercise of stock options         26       12,443            -       12,469
Exercise of warrants             304      178,309            -      178,613
Net income                         -            -    3,025,524    3,025,524
                              ------   ----------   ----------   ----------


Balance at December 31, 1997 $76,938  $42,260,247  $   850,989  $43,188,174
                              ------   ----------   ----------   ----------
                              ------   ----------   ----------   ----------


         The accompanying notes are an integral part of this statement.

                                    F-4

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                              -----------------------
                                          1997         1996         1995
                                      ----------   ----------    ----------

Cash flows from operating
activities:
  Net income (loss)                  $ 3,025,524  $(1,868,027)  $(1,739,391)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Depreciation and amortization    2,164,110      778,462     1,168,850
      Amortization of subordinated
        note discount                     88,515      173,247        50,695
      Amortization of deferred loan
        costs                            250,836      243,258       127,568
      Deferred income tax expense
        (benefit)                      1,620,000     (375,000)   (1,120,000)
      Ft. Worth deferred development
        cost writedown                         -       98,446             -
      Ft. Worth and NYCC facilities
        asset impairment                       -      564,050             -
      New Jersey facility asset
        impairment                             -            -     2,771,424
      New Jersey deferred development
        costs writedown                        -            -       416,201
      Changes in operating assets and
        liabilities:
          Accounts receivable         (6,648,398)    (649,391)    1,429,785
          Refundable income taxes        562,499     (650,000)            -
          Prepaid expenses and other
            current assets               474,900       63,333      (774,644)
          Accounts payable and
             accrued liabilities       2,643,283      377,877       895,650
          Reserve for Ft. Worth and
            NYCC facilities closure
              costs                     (828,763)   2,566,504             -
          Reserve for New Jersey
            facility closure costs             -     (300,000)            -
                                      ----------   ----------    ----------

              Net cash provided by
                operating activities   3,352,506    1,022,759     3,226,138
                                      ----------   ----------    ----------

Cash flows from investing
activities:
  Capital expenditures               (12,648,961)  (6,018,195)   (6,110,693)
  Development and start-up costs      (3,409,590)  (4,317,276)   (1,824,268)
  (Increase) decrease in restricted
    cash - unexpended construction
    and maintenance funds                (60,626)     750,000      (750,000)
                                      ----------   ----------    ----------

              Net cash used in
              investing activities   (16,119,177)  (9,585,471)   (8,684,961)
                                      ----------   ----------    ----------

Cash flows from financing
activities:
  Proceeds from issuance of common
    stock                                      -   30,508,056     3,469,698
  Proceeds from long-term borrowing      325,000            -     1,500,000
  Payments on long-term borrowings        (1,709)  (4,000,000)   (1,282,715)
  Proceeds (payments) on short-term
    debt, net                                  -   (1,221,022)      218,333
  Issuance of subordinated notes
    and warrants                               -            -     5,676,600
  Proceeds from sale of equipment
    and leasehold improvements         1,248,800            -             -
  Debt issuance costs                   (100,000)           -      (652,101)
  Net proceeds from exercise of
    stock options and warrants           185,388      426,890        33,320
  Long-term portion of prepaid
    lease                             (4,335,482)           -             -
  Other assets                          (271,529)      24,349       (56,010)
                                      ----------   ----------    ----------

              Net cash provided by
              (used in) financing
              activities              (2,949,532)  25,738,273     8,907,125
                                      ----------   ----------    ----------


       The accompanying notes are an integral part of these statements.


            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                              Years Ended December 31,
                                              -----------------------
                                          1997         1996         1995
                                      ----------    ----------   ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                     $(15,716,203) $17,175,561  $ 3,448,302

Cash and cash equivalents at
  beginning of period                  20,932,309    3,756,748      308,446
                                       ----------   ----------   ----------

Cash and cash equivalents at
  end of period                      $  5,216,106  $20,932,309  $ 3,756,748
                                      -----------   ----------   ----------
                                      -----------   ----------   ----------

Supplemental disclosures of cash
flows information:
  Cash paid (refunded) during the
    period for:
      Interest                       $    436,178  $   883,900  $   602,700
                                      -----------   ----------   ----------
                                      -----------   ----------   ----------
    Income taxes, net                $   (211,609) $    (2,200) $   789,500
                                      -----------   ----------   ----------
                                      -----------   ----------   ----------
       The accompanying notes are an integral part of these statements.

                                   F-6

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Correctional Services Corporation and Subsidiaries operate and manage detention and correctional facilities for federal, state and local government agencies. On August 1, 1996, the Company's Certificate of Incorporation was amended which changed the name of the Company to Correctional Services Corporation and increased the number of authorized shares of Common Stock from 10,000,000 to 30,000,000 shares.

1.  Principles of Consolidation

    The consolidated financial statements as of December 31, 1996 include the accounts of Correctional Services Corporation and its wholly-owned subsidiaries, Esmor, Inc., Correctional Services Management, Inc., Esmor Brooklyn, Inc., Esmor Seattle, Inc., Esmor Manhattan, Inc., Esmor Mansfield, Inc., Esmor Houston, Inc., Esmor New Jersey, Inc., Esmor Ft. Worth, Inc., Esmor Canadian, Inc. and Esmor Travis, Inc. (collectively the "Company" or the " companies"). As of December 31, 1996 all of the aforementioned subsidiaries (except Esmor, Inc. and Esmor New Jersey, Inc.) were merged into the parent company. An additional corporation, CSC Management de Puerto Rico, Inc., was added to the Company's consolidated group as of July 1, 1997. All significant intercompany balances and transactions have been eliminated.

2.  Use of Estimates in Consolidated Financial Statements

    In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For discussion of the realization of Receivable from Sale of Equipment and Leasehold Improvements and costs pertaining to New York and Fort Worth closures, see Note L.

3.  Revenue Recognition

    Revenue is recognized at the time the service is provided. Revenues are principally derived from contracts with federal, state and local government agencies.

4.  Cash and Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

	Restricted cash of $60,626 at December 31, 1997 represents a major maintenance and repair reserve fund established by the Company as required by contracts in Polk and Pahokee, Florida.

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

5.  Building, Equipment and Leasehold Improvements

    Building, equipment and leasehold improvements are carried at cost. Depreciation of buildings is computed using the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed using the straight-line method over a five-year period. Leasehold improvements are being amortized over the shorter of the life of the asset or the applicable lease term (ranging from five to twenty years).

6.  Capitalized Interest

    In accordance with Statement of Financial Accounting Standards No. 34 Capitalization of Interest Costs the Company capitalizes interest on facilities during construction. During 1997 the Company capitalized interest of $371,500 related to the construction of the Florence, Arizona facility. During 1996 interest of $103,576 was capitalized relating to the construction of the Phoenix, Arizona facility.

7.  Deferred Development and Start-up Costs

    Deferred development costs consist of costs that can be directly associated with a specific anticipated contract and, if the recoverability from that contract is probable, they are deferred until the anticipated contract has been awarded. At the commencement of operations of the facility, the deferred development costs are amortized over the life of the contract (including option periods) as development expense but not to exceed five years. Costs of unsuccessful or abandoned contracts are charged to expense when their recovery is not considered probable.
Facility start-up costs, which include costs of initial employee training, travel and other direct expenses are incurred (after a contract is awarded) in connection with the opening of new facilities. These costs are capitalized and amortized on a straight-line basis over the term (including option periods) of the contracts not to exceed five years.

In April 1997, the American Institute of Certified Public Accountants issued a proposed accounting standard on "Accounting for the Costs of Start-up Activities." If adopted in 1998, the standard would require the Company to expense start-up and deferred development costs as incurred. In addition, the standard may require that all previously capitalized start-up costs be expensed and reported as a cumulative effect of a change in accounting principle at the time of the adoption. As of December 31, 1997, unamortized startup costs and deferred development were $8,043,380.

8. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long- Lived
Assets and  for Long- Lived Assets to

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

be Disposed Of ("SFAS No. 121"). The standards for SFAS No. 121 require that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and to value long-lived assets to be disposed of. The primary objectives under SFAS No. 121 are to (a) recognize an impairment loss of an asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable or
(b) if planning to dispose of long-lived assets or certain identifiable intangibles, such assets have been reflected in the Company's consolidated financial statements at the net asset value less cost to sell. The effect, adoption and application of SFAS No. 121 was not considered material to the consolidated financial statements in 1997 and 1996.

9.  Income Taxes

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

10.  Earnings Per Share

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). The standard requires the disclosure of basic and diluted earnings per share for periods ending after December 15, 1997 and restatement of prior periods to conform with the new disclosure format. The computation under SFAS No. 128 differs from the primary and fully diluted earnings per share computed under APB Opinion No. 15 primarily in the manner in which potential common stock is treated. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted for the effect of all potential common stock and the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options. The 1996 and 1995 earnings per share amounts presented herein have been restated to reflect the adoption of SFAS No. 128.

11.  Stock Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). With respect to stock options granted to employees, SFAS No. 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, to measure compensation or to adopt the fair value based method prescribed by SFAS No. 123. Management has not adopted SFAS No. 123's accounting recognition provisions related to stock options granted to employees and

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

accordingly, will continue following APB No. 25's accounting provisions. All other requirements of SFAS No. 123 were implemented on January 1, 1996.

12.  New Accounting Pronouncements

     SFAS No. 130 Reporting Comprehensive Income is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company plans to adopt SFAS No. 130 for the year ending December 31, 1998 and expects no material impact to the Company's financial statement presentation.

     SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information is effective for fiscal years beginning after December 15, 1997. This statement supercedes SFAS No. 14 Financing Reporting for Segments of a Business Enterprise and amends SFAS No. 94 Consolidation of All Majority-Owned Subsidiaries. This statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. The Company plans to adopt SFAS No. 131 for the year ending December 31, 1998 impacting only the Company's disclosure information and not its results of operations.

13.  Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)


NOTE B - CONTRACTUAL AGREEMENTS WITH GOVERNMENT AGENCIES

The Company currently operates nineteen secure and non-secure corrections or detention programs in the states of Arizona, Florida, New Mexico, Mississippi, New York, Texas and Washington for Federal, state and local government agencies exclusive of two programs which are expected to wind down in 1998 and for which a write-down has been provided for the year ended December 31, 1996 (see Note L). The Company's secure facilities include a detention and processing center for illegal aliens, intermediate sanction facilities for parole violators and a shock incarceration facility, which is a military style "boot camp" for youthful offenders. Non-secure facilities include residential programs such as community correction facilities for federal and state offenders serving the last six months of their sentences and non-residential programs such as home confinement supervision.

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


2.  Subordinated Promissory Notes and Long-Term Debt

    The fair value of the Company's subordinated promissory notes and long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 1997 and 1996 the estimated fair values of the subordinated promissory notes and long-term debt approximated their carrying values.


3.  Receivable from Sale of Equipment and Leasehold Improvements

    The carrying value of the receivable from sale of equipment and leasehold improvements at December 31, 1997 and 1996 is $2,259,082 and $3,507,882, respectively. The Company believes the fair value of the receivable from sale of equipment and leasehold improvements is not practicable to estimate (See Note L-1(b)).

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Prepaid insurance                      $  153,875     $  214,231
     Prepaid real estate taxes                 133,110        165,061
     Prepaid and refundable income taxes        87,501        819,199
     Prepaid rent - current portion            383,333              -
     Other                                     206,757        803,482
                                             ---------      ---------

                                            $  964,576     $2,001,973
                                             ---------      ---------
                                             ---------      ---------


NOTE E - BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Building, equipment and leasehold improvements, at cost, consist of the following:

                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Buildings and land                    $21,125,911    $10,072,687
     Equipment                               3,464,003      2,221,427
     Leasehold improvements                    998,502        645,341
                                            ----------     ----------
                                            25,588,416     12,939,455

     Less accumulated depreciation          (1,871,244)      (899,306)
                                            ----------     ----------
                                           $23,717,172    $12,040,149
                                            ----------     ----------
                                            ----------     ----------


Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was approximately $972,000, $640,000 and $1,040,000, respectively.

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - OTHER ASSETS

Deferred development and start-up costs are comprised of the following:

                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Development costs                      $4,343,247     $3,158,242
     Start-up costs                          5,301,229      3,079,272
                                             ---------      ---------

                                             9,644,476      6,237,514

     Less accumulated amortization          (1,601,096)      (419,555)
                                             ---------      ---------

                                            $8,043,380     $5,817,959
                                             ---------      ---------
                                             ---------      ---------


The December 31, 1997 and 1996 balance of $8,043,380 and $5,817,959 includes development costs of approximately $1,005,500 and $306,300, respectively, related to unawarded contracts. Deferred development at December 31, 1997 and 1996, includes $637,500 paid to Colorado County, Texas for the Company's contractual commitment to finance 25% of the facility's construction cost. Colorado County, Texas is obligated to fund the balance.

Other assets consist of the following:


                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Deferred refinancing costs, net        $  193,330     $  344,167
     Deposits                                  355,160        106,820
     Deferred lease option costs                18,656         26,660
     Prepaid rent - net of current portion   4,335,482              -
     Other                                      30,699          7,510
                                             ---------      ---------

                                            $4,933,327     $  485,157
                                             ---------      ---------
                                             ---------      ---------

During the year, the Company entered into a prepaid lease agreement with a facility located in Frio, Texas. The term of the lease is for twelve years and began in December 1997. The current portion of the lease payments are included in prepaid expenses (Note D) and the long-term portion is included above in other assets.

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Accounts payable                       $1,906,454     $1,900,867
     Accrued expenses                        2,610,299      1,193,348
     Payroll and related taxes               1,523,475        691,540
     Construction costs (including
        retainage)                             499,250         10,950
     Income taxes                                    -        116,333
     Other                                      16,843              -
     Accrued closure costs of Fort Worth
       and New York Community Corrections      982,741        960,504
                                             ---------      ---------

                                            $7,539,062     $4,873,542
                                             ---------      ---------
                                             ---------      ---------


NOTE H - DEBT

Long-term debt consists of the following:


                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Mortgage payable due in semi-annual
       installments of $17,083 which
       includes principal plus interest at
       10% per annum due in full
       October 2006                           $323,291       $      -
     Less current portion                       (1,800)             -
                                               -------        -------

                                              $321,491       $      -
                                               -------        -------

Effective December 31, 1995, the Company and NationsBank, N.A. entered into a loan and security agreement totaling $11.0 million. The agreement consists of $5 million term loan at a fixed rate of 8.92%, which refinanced previous debt with another bank, and a $6 million revolving line of credit for working capital purposes. On September 17, 1996, the outstanding balances of both the term loan ($4,333,360) and the revolving line ($2,865,108) were repaid in full with interest from the net proceeds raised from the public offering (see Note K). Borrowings under the revolver are based, at the Company's option, on .75% over the bank's prime rate or the London International Bank Rate (LIBOR) plus 3.35%. After September 30, 1996 the interest rate charged under either method is based on the Company's financial performance as specified in the agreement. Further, the Company is required to pay an annual commitment fee of .25% of the average unused portion of the facility. The Company may prepay any borrowings without interest or penalty. The Company's subsidiaries have guaranteed the Company's obligation under the agreement. The Company has granted the

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - DEBT - (Continued)

bank a first priority security interest in all of its assets. The lending agreement contains certain financial covenants including debt service coverage ratio and senior liabilities to tangible net worth and subordinated debt ratio. The agreement precludes the payment of dividends and stock repurchase or redemptions prior to December 31, 1996. Thereafter, such dividends, purchase or redemptions is limited to 10% of the Company's net earnings after taxes provided that the Company is in compliance with the above-noted financial covenants. The Company was in compliance with all financial covenants as of December 31, 1997. There were no bank borrowings at December 31, 1997 and 1996.

On January 14, 1998 the Company extended the term of the revolving credit portion of its loan agreement until April 3, 1998. The Company is currently in negotiations with NationsBank for a new and expanded credit and lease agreement.

Through a series of transactions that closed in July, August and September 1995, the Company issued 5,676.6 units at $1,000 per unit, in a private placement of its securities ("1995 Private Placement"). Each unit consists of (i) a 10% subordinated promissory note due July 1, 1998 in the principal amount of $1,000, interest payable quarterly and (ii) a four year warrant to purchase 154 shares of Common Stock at $7.75 per share. The Company received proceeds of $5,676,600 in connection with the 1995 Private Placement and recorded the market value of the warrants, $365,000, as promissory note discount amortized over three years. The net proceeds from such issuance were used to purchase and renovate the Phoenix, Arizona facility.

At December 31, 1997, aggregate maturities of long-term debt were as follows:

          Year ending December 31,
          -----------------------
               1998                         $  1,800
               1999                            2,000
               2000                            2,300
               2001                            2,500
               2002                            2,800
               Thereafter                    311,891
                                             -------
             TOTAL                          $323,291
                                             -------
                                             -------

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE I - RENTAL AGREEMENTS

The Company has operating leases for certain of its facilities and certain machinery and equipment which expire at various dates through 2002. Substantially all the facility leases provide for payment by the Company of all property taxes and insurance.

Future minimum rental commitments under non-cancelable leases as of December 31, 1997, are as follows:

                                                      Related
                                         Total       Companies
                                      ----------     ----------

          Year ending December 31,

               1998                   $2,500,000     $1,232,000
               1999                    1,818,000        642,000
               2000                    1,158,000        222,000
               2001                      756,000              -
               2002                      543,000              -
               Thereafter              2,739,000              -
                                       ---------      ---------

                                      $9,514,000     $2,096,000
                                       ---------      ---------
                                       ---------      ---------


The Company leases one facility from a related party under a sublease arrangement, which expires April 30, 2000. The Company has a five-year option to renew this sublease arrangement. Residential and commercial tenants occupy a portion of this building and annex.

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

Rental expense for the years ended December 31, 1997, 1996 and 1995 aggregated $1,439,000, $1,549,000 and $1,632,000, respectively, and is included in general and administrative expenses. Rent expenses for the year ended December 31, 1997 is net of $539,000 related to rental costs incurred at the Company's Fort Worth and New York facilities that was written off against accrued closure costs. (See Note L) Rent to related companies aggregated $1,260,000, $1,090,000 and $1,038,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - INCOME TAXES

The income tax expense (benefit) consists of the following:

                                           Years Ended December 31,
                                           -----------------------
                                       1997         1996         1995
                                   ----------    ----------   ----------

     Current:
       Federal                     $  242,853   $  (695,000)  $  (42,000)
       State and local                160,000        45,000      112,000

     Deferred:
       Federal, state and local     1,620,000      (375,000)  (1,120,000)
                                    ---------     ---------    ---------

                                   $2,022,853   $(1,025,000) $(1,050,000)
                                    ---------     ---------    ---------
                                    ---------     ---------    ---------


The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income:

                                           Years Ended December 31,
                                           -----------------------
                                       1997         1996         1995
                                   ----------    ----------   ----------

     Statutory federal rate            34.0%       (34.0)%      (34.0)%
     State taxes, net of federal
       tax benefit                      5.0          1.4          5.0
     Non-deductible items               0.9          1.5          1.2
     Other                              0.2         (4.3)        (9.8)
                                       ----         ----         ----

                                       40.1%       (35.4)%      (37.6)%
                                       ----         ----         ----
                                       ----         ----         ----

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - INCOME TAXES - (Continued)

Deferred income taxes reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets
(liabilities) are summarized as follows:


                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Facility closure costs                 $  678,000     $  969,000
     Vacation accrual                          129,000         70,000
     Development costs                      (1,021,000)       111,000
     Accrued expenses                          392,000         33,000
     Depreciation                           (  373,000)             -
     Net operating loss carryforward                 -        242,000
     Alternative minimum tax credit             70,000         70,000
                                             ---------      ---------
                                            (  125,000)     1,495,000
     Valuation allowance                             -              -
                                             ---------      ---------

                                           $(  125,000)    $1,495,000
                                             ---------      ---------
                                             ---------      ---------

The Company, after considering its pattern of profitability, excluding the New Jersey, Ft. Worth, and NYCC facility closure charges, and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized.


NOTE K - STOCKHOLDERS' EQUITY

On March 8, 1995, the Company's Board of Directors authorized a five-for-four stock split in the form of a 25% stock dividend payable on April 5, 1995 to stockholders of record on March 23, 1995. All references in the financial statements to average number of shares outstanding, per share amounts and stock option data for prior periods presented have been restated to reflect the five-for-four stock split.

During September 1995, the Company completed the private placement of 496,807 shares of Common Stock at $7.75 per share. The Company received gross proceeds of $3,850,254 and incurred issuance costs of $380,556. The net proceeds were used for its Phoenix, Arizona facility.

In connection with the 1995 Private Placement, warrants issued with units totaled 874,198, which are exercisable at $7.75 per share. During the years ended December 31, 1997 and 1996, 10,800 and 216,703 of such warrants were exercised simultaneously with the tendering of subordinated notes. At December 31, 1997 and 1996, warrants outstanding totaled 646,695 and 657,495, respectively. (See Note H).

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE K - STOCKHOLDERS' EQUITY - (Continued)

On February 2, 1994, the Company completed a public offering of 833,333 shares of Common Stock. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $4,105,020. In connection with the public offering, the Company sold to the representative of the underwriters, for a nominal sum, warrants to purchase from the Company 109,375 shares of Common Stock. The warrants are exercisable for a period of four years commencing February 2, 1995 at an exercise price of 107% of the initial public offering price ($4.76), increasing to 114% of the initial public offering price on February 2, 1996, 121% of the initial public offering price on February 2, 1997 and 128% of the initial public offering price on February 2, 1998. During the year ended December 31, 1997, 7,100 and 16,500 of such warrants were exercised at an exercise price of $5.43 and $5.77 per share, respectively. During the year ended
December 31, 1996, 30,000 of such warrants were exercised at an exercise price of $5.43 per share.

On September 12, 1996, the Company completed a public offering of 2,070,000 shares of Common Stock at $13.625 per share. The net proceeds of the public offering after deducting applicable issuance costs and expenses aggregated approximately $25,790,000. In October, 1996, pursuant to the underwriters' over-allotment option, the Company sold an additional 367,500 shares of Common Stock at $13.625 per share. The net proceeds received from the exercise of the over-allotment option aggregated approximately $4,716,000. The net proceeds of the public offering and the over-allotment option were used to repay bank loans of $7,198,468 (See Note H) and are being used for construction, start-up and related costs of the Florence, Arizona and Eagle Lake, Texas facilities and for start-up costs of the Polk and Pahokee, Florida facilities and for general corporate purposes.

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES

1(a).  Fort Worth and New York Closures

       During the fourth quarter of 1996, due to substantially reduced occupancy levels and operating losses being sustained at two of the Company's community-based halfway houses, the Company decided to discontinue the operations of two programs (one in Fort Worth, Texas and the other in New York, New York). As a result, the Company accrued certain expenses at December 31, 1996, and has written down certain assets related to each program.

In Fort Worth, the Company notified the contracting agency (Texas Department of Criminal Justice) that the entire facility will be closed.
In addition, all incremental closure related costs, from April 1, 1997 until the expiration of the facility's operating lease in May, 1999, have been charged to operations at December 31, 1996. Such expenses include the write-off of fixed assets, deferred development and start-up costs, and a provision for rent expense, real estate taxes, insurance and closure costs. The Company began winding down the operations of the Program in the first quarter of 1997. Subsequently, the Company was asked by the Texas Department of Criminal Justice (TDCJ) to leave a portion of the facility open until an alternative site could be located.

In August of 1997, the Company signed an amendment to its contract with TDCJ which significantly lowered the expected population of the Facility in addition to increasing the per diem rate to $ 33.00 from $29.95. The Company has continued to run the Program at the reduced levels pending the locating of an alternate site. The Company operated this facility at a loss in 1997 and estimates that it will continue to incur a loss in the future based on the terms of the amended contract with TDCJ. The Company believes that the remaining balance of the accrued closure costs reserved at December 31, 1997 is adequate to offset the estimated losses associated with this contract. The Company's decision to continue to operate the Facility is based on its desire to offset the fixed obligations of the Company pertaining to the building. These obligations will continue regardless of whether or not the Company actually operates the Program.

At the Company's Brooklyn and Manhattan, New York facilities, the Company has written-off a portion of fixed assets and expenses during the year ended December 31, 1996 related to the program it manages for the New York State Department of Corrections. Such expenses include rents and related costs of operating each facility, real estate taxes, insurance and closure costs from April 1, 1997 through the expiration of the facilities' operating leases on December 31, 1998 and April 30, 2000, respectively. Costs and expenses associated with the Company's ongoing programs in New York with the Federal Bureau of Prisons have not been written down except for certain costs anticipated at the Manhattan facility resulting from the closure of the New York program. In the second quarter of 1997, the Company closed its Manhattan location and placed all of its remaining residents in its Brooklyn location. Throughout the year, the Company continued its efforts to ascertain the likelihood

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

1(a).	Fort Worth and New York Closures

of increased population and a long-term contract. In the third quarter of 1997, the Company understood the State would be issuing a formal Request for Proposal (RFP) relating to its Community Corrections Programs. In addition, the State indicated to the Company that the population rates would improve. At that time the Company decided to re-open its Manhattan location and to prepare to bid on the pending RFP. In February of 1998, the Company was awarded contracts to operate two Community Corrections Programs in its Manhattan location for a total capacity of 130.

Although the Company has recently signed contracts to operate these two programs, the State has given no minimum occupancy guarantee and did not increase the per diem rate. It is the Company's belief that the populations in New York will continue to fluctuate and the New York operations will not produce income for the Company. The Company believes that the remaining balance of the accrued closure costs related to these operations at December 31, 1997 is adequate to offset the estimated losses associated with these programs. The Company's decision to operate these programs is based on its desire to offset the fixed obligations of the Company pertaining to the lease of the buildings. These obligations will continue regardless of whether or not the Company actually operates a program.

The December 31, 1996 write-down of $3,329,000 represents actual charges to operations incurred for each program at December 31, 1996 and the present value of those expenses subsequent to April 1, 1997, attributable to the closure of each program which total $3,600,000 discounted using an interest rate of 9% per annum.

The composition of the writedown at December 31, 1996 is as follows:

     Fixed assets, net                               $  564,050
     Deferred development and start-up costs, net        98,446
     Accrued closure costs                            2,566,504
     Closure related costs incurred in 1996             100,000
                                                      ---------
                                                     $3,329,000
                                                      ---------
                                                      ---------

Accrued closure costs are as follows:

                                                   December 31,
                                               1997            1996
                                            ----------     ----------

     Accrued closure costs                  $1,737,741     $2,566,504
     Less current portion                      982,741        960,504
                                             ---------      ---------
     Long-term portion of accrued
       closure costs                        $  755,000     $1,606,000
                                             ---------      ---------
                                             ---------      ---------

           CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

1(a).  Fort Worth and New York Closures

       For each of the aforementioned programs, the operating losses incurred until the facilities are closed will be reflected in the financial statements applicable to those periods.

1(b).  New Jersey Facility Closure

       Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and the INS moved all detainees located therein to other facilities. On December 15, 1995, the Company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price is payable in non-interest bearing monthly installments of $123,000 (through August 1999) effective January 1997, the month the Buyer commenced operations of the facility. If the INS re-awards the contract to the Buyer, the unpaid balance is payable in monthly non-interest bearing installments of $123,000 beginning in the first month of the re-award term and the Company will record as income the unpaid balance. On June 13, 1996 the Company, the Buyer and the INS executed a novation agreement whereby the Buyer became the successor-in-interest to the contract with the INS.
In addition, the Company's lease for the New Jersey facility was assigned to the Buyer. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility.

      The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1997 and December 31, 1996, represents the present value of the consideration to be received through August 1999 of $2,259,082 and $3,507,882, respectively, ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through December 31, 1996. The statement of operations for 1995 reflects a provision, "New Jersey facility closure costs," of $3,909,700 which represents $416,201 from the write-off of deferred development costs related to the facility and $3,493,499 resulting from the adjustment of the carrying value of the related assets discussed above. During the year ended December 31, 1996 the entire reserve established at December 31, 1995 for carrying and closing costs was reduced by approximately $300,000 of payments for rent and other carrying and closing costs.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

2.  Legal Matters

    In May 1993, a former employee of the Company filed suit in the United States District Court, Southern District of New York, claiming he was intentionally assaulted by employees of the Company and claiming $5,000,000 in damages on each of six causes of action. In January 1996, a lawsuit was filed with the Supreme Court of New York, County of Kings, by a former employee alleging sexual harassment and discrimination, physical assault, rape and negligent screening of employees and claiming damages of $4,000,000 plus attorney fees. The Company is awaiting court rulings in both of these cases which are expected to result in dismissals of these actions during 1998.

In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500,000,000 each for compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996. In July 1997, former detainees of the Company's Elizabeth, New Jersey facility filed suit in the United States District Court for the District of New Jersey. The suit claims violation of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of the Company. No monetary damages have been stated. Through stipulation, all these actions will now be heard in the United States District Court for the District of New Jersey. This will streamline the discovery process, minimize costs and avoid inconsistent rulings.

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

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

4.  Officers' Compensation

    Effective February 9, 1994, the President entered into a five-year employment agreement with the Company that provides annual compensation of $189,000, annual cost of living increases and an annual bonus of five percent of pre-tax earnings greater than $1,000,000, not to exceed $200,000.

    In January 1996, the Company entered into three-year employment agreements with its Chief Operating Officer and Executive Vice President-Finance, which provide annual compensation of $115,000 and $129,000, respectively, and a bonus equal to 3% of pre-tax profits in excess of $1,000,000 not to exceed $75,000 and $75,000, respectively. Pursuant to the terms of the employment agreement, each executive was granted an option to purchase 100,000 shares of Common Stock. The option was granted at the fair market value of the stock on the date of grant, which was $8.875 per share. The options are exercisable as follows: one-third on the date of grant, one-third one year from the date of grant and the remaining one-third two years from the date of grant.

5.  Concentrations of Credit Risk

    Approximately 97.8%, 98.0% and 96.6% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively, relate to amounts earned from Federal, state and local contracts. The Company's contracts in 1997, 1996 and 1995 with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were with the U.
S. Bureau of Prisons, the INS, the New York State Department of Corrections, the Texas Department of Criminal Justice, and the Arizona Department of Corrections (1997 and 1996 only).

6.  Fiduciary Funds

    The Company has acted as a fiduciary disbursing agent on behalf of a governmental entity whereby certain governmental entity funds are maintained in a separate bank account. These funds have been paid to the general contractor, which constructed the government owned facilities. The Company is responsible for managing the construction process. The Company has no legal rights to the funds nor the constructed facility, and accordingly, such funds do not appear in the accompanying financial statements.

7.  Construction Commitments

    The Company has various construction contracts related to ongoing projects totaling approximately $1,439,000 as of December 31, 1997.

          CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

8.  Letter of Credit

    In connection with the Company's workmen's compensation insurance coverage requirements, the Company has obtained a $258,000 Letter of Credit from its bank in favor of the insurance carrier.

NOTE M - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

                                             Years Ended December 31,
                                             -----------------------
                                         1997         1996        1995
                                     ----------   ----------   ----------

   Numerator:
     Net income (loss)               $3,025,524  $(1,868,027) $(1,739,391)
                                      ---------    ---------    ---------
                                      ---------    ---------    ---------

   Denominator:
     Basic earnings per share:
     Weighted average shares
        outstanding                   7,675,220    5,781,853    4,552,707

     Effect of dilutive securities
       - stock options and warrants     442,702            -            -
                                      ---------    ---------    ---------

     Denominator for diluted
       earnings per share             8,117,922    5,781,853    4,552,707
                                      ---------    ---------    ---------
                                      ---------    ---------    ---------

     Net income (loss) per common
       share - basic                      $0.39       $(0.32)      $(0.38)
                                           ----         ----         ----
                                           ----         ----         ----

     Net income (loss) per common
       share - diluted                    $0.37       $(0.32)      $(0.38)
                                           ----         ----         ----
                                           ----         ----         ----

The effect of dilutive securities for 1996 and 1995 were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.


NOTE N - STOCK OPTIONS

In October 1993, the Company adopted a stock option plan (the "Stock Option Plan"). This plan provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-qualified options to consultants, directors, employees or officers of the Company. The total number of shares that may be sold pursuant to options granted under the stock option plan is 500,000. The Company, in June 1994, adopted a Non-employee Directors Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 196,875 shares of the Company's Common Stock.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - STOCK OPTIONS - (Continued)

Options granted under both plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the Stock Option Plan will expire not more than five years from the date of grant.

In 1996, the Company granted 215,000 options to two key employees and a director of the Company. The exercise price of the options is equal to the fair market value of the Common Stock at the date of the grant. These options vest over a two-year period and expire five years from the date of grant.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) per share would be adjusted to the pro forma amounts indicated below:


                                             Years Ended December 31,
                                             -----------------------
                                         1997         1996          1995
                                      ---------    ---------     ---------
   Net income (loss)
       As reported                   $3,025,524  $(1,868,027)  $(1,739,391)
       Pro forma (unaudited)          2,215,352  $(2,716,910)  $(1,972,438)

   Income (loss) per common share -
     basic
       As reported                   $     0.39  $     (0.32)  $     (0.38)
       Pro forma                     $     0.29  $     (0.47)  $     (0.43)

   Income (loss) per common share -
     diluted
       As reported                   $     0.37  $     (0.32)  $     (0.38)
       Pro forma (unaudited)         $     0.27  $     (0.47)  $     (0.43)


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1997, 1996 and 1995.


                                             Years Ended December 31,
                                             -----------------------
                                         1997         1996          1995
                                      ---------    ---------     ---------

    Volatility                              70%          72%           72%
    Risk free rate                        6.00%        5.64%         6.38%
    Expected life                       3 years   3.32 years       4 years

                CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - STOCK OPTIONS - (Continued)

The weighted average fair value of options granted during 1997, 1996 and 1995 for which the exercise price equals the market price on the grant date was $5.65, $5.71 and $8.81, respectively, and the weighted average
exercise  prices  were  $11.32, $10.56 and $15.04,  respectively.   The
weighted average fair value and weighted average exercise price of options granted in 1995 for which the exercise price exceeded the market price on the grant date were $10.50 and 20.63, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially effect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity during 1997, 1996 and 1995 is summarized below:

                                                    Weighted-Average
                                      Options        Exercise Price
                                      -------       ----------------

     Balance, January 1, 1995         290,313            $ 6.19
        Granted                        81,875             15.73
        Exercised                      (7,000)             4.76
        Canceled                            -                 -
                                      -------             -----
     Balance, December 31, 1995       365,188              8.35
        Granted                       293,700             10.56
        Exercised                     (64,888)             6.37
        Canceled                      (43,750)            12.67
                                      -------             -----
     Balance, December 31, 1996       550,250              9.40
        Granted                       170,750             11.32
        Exercised                      (2,625)             4.76
        Canceled                      (21,950)            16.01
                                      -------             -----
     Balance, December 31, 1997       696,425              9.75
                                      -------             -----
                                      -------             -----

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - STOCK OPTIONS - (Continued)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1997:

                                       Weighted-Average
                                          Remaining
         Range of         Number       Contractual Life    Weighted-Average
     Exercise Prices   Outstanding          (Years)         Exercise Price
     ---------------   -----------     ----------------    ----------------
        $ 4 -  8         202,050              1.35               $6.06
          8 - 12         312,625              3.35                9.31
         12 - 18         146,750              4.17               13.75
         18 - 21          35,000              2.46               19.29
                         -------
                         696,425
                         -------
                         -------


         Range of         Number       Weighted-Average
    Exercise Prices    Exercisable      Exercise Price
    ---------------    -----------     ----------------
        $ 4 -  8         202,050            $ 6.06
          8 - 12         240,375              9.08
         12 - 18          51,750             16.50
         18 - 21          35,000             19.29


NOTE O - EMPLOYEE BENEFIT PLANS

On July 1, 1996, the Company adopted a contributory retirement plan under
Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $9,500 in 1997 and 1996. The Company's contribution under the plan amounts to 20% of the employees' contribution. In 1997 and 1996, the Company contributed $62,000 and $15,886, respectively, to the plan.


NOTE P - SELF INSURANCE

During 1996, the Company decided to self-insure for workers' compensation insurance. The Company has obtained an aggregate excess policy, which limits the Company's exposure to a maximum of $600,000 and $400,000 as of December 31, 1997 and 1996, respectively. The estimated insurance liability totaling $451,000 and $120,000 on December 31, 1997 and 1996, respectively is based upon review by the Company and an independent insurance broker of claims filed and claims incurred but not reported.

On October 1, 1997 the Company entered into a group health plan subject to a self-insured retention. The Company's maximum annual self-insured retention per employee is $1,687, which includes

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE P - SELF INSURANCE - (Continued)

fixed costs of $418 and claims costs $1,269. The fixed costs include the loss limit charges. The fixed costs are reduced by 5% upon reaching a threshold of 750 participating employees and by another 5% upon a reaching a threshold of 1,000 participating employees. At December 31, 1997 the plan had 878 participants and medical insurance liability of $179,000.
This liability represents the maximum claim exposure under the plan less actual payments made during 1997. In addition, the Company is subject to a maximum terminal liability of $168 per participating employee and an administrative charge of $27 per participating employee in the event of termination. Since termination is not anticipated, no terminal accruals were made at December 31, 1997.


NOTE Q - SUBSEQUENT EVENTS

In February, 1998 the Company formed Correctional Services Corporation (UK) Ltd., a British company, to pursue correctional projects in the United Kingdom. The Company intends to build relationships with international joint venture partners to maximize its capabilities abroad.

In February, 1998 the Company signed contracts with the Juvenile Institutions Administration of the Commonwealth of Puerto Rico to operate two Juvenile Treatment Centers and one Juvenile Detention Center. The Salinas Treatment Center has a 100 bed capacity and will be designed, built, owned and operated by CSC. It is estimated that the costs of construction will be $11,000,000. It is expected to become fully operational in the first quarter of 1999. The Bayamon Treatment Center has a 141 bed capacity and is currently undergoing renovation. Until the renovations are complete, which is anticipated to be the first quarter of 1999, the facility will operate at a reduced capacity. The Company will assume operation of the facility in the second quarter of 1998. The Bayamon Detention Center has a 120 bed capacity and will begin accepting residents in the second quarter of 1998. Each of the three contracts has a base period of 5 years with one 5 year renewal option. Once completed and fully operational these facilities are expected to contribute approximately $15 million in revenue on an annualized basis.