Form 10-Q
period 1998-03-31
CORRECTIONAL SERVICES CORP
filed 1998-05-15
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                     OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No.:  0-23038


                   CORRECTIONAL SERVICES CORPORATION
          Exact name of small business issuer in its charter)

            Delaware                       11-2872782
-----------------------------    -----------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


           1819 Main Street, Suite 1000, Sarasota, Florida 34236
                  (Address of principal executive offices)

                 Issuer's telephone number: (941) 953-9199

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

    The number of shares outstanding of the issuer's Common Stock, par value $.0l per share, as of May 8, 1998, was 7,763,557.

                    CORRECTIONAL SERVICES CORPORATION

                                INDEX

                                                         Page No.

Part I.  Financial Information

     Item 1. Financial Statements

        Condensed Consolidated Balance
        Sheets - March 31, 1998
        and December 31, 1997 ..............................3

        Condensed Consolidated Statements
        of Income - for the Three Months
        Ended March 31, 1998
        and March 31, 1997..................................4

        Condensed Consolidated Statement
        of Cash Flows - for the Three Months
        Ended March 31, 1998
        and March 31, 1997..................................5

        Notes to Financial Statements.......................6

     Item 2. Management's Discussion and Analysis
             or Plan of Operation...........................8


Part II.  Other Information................................11

        Signature..........................................15

                       CORRECTIONAL SERVICES CORPORATION
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

   ASSETS                                              March 31,   December 31,
                                                         1998          1997
                                                     -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                         $ 2,210,835   $ 5,216,106
   Restricted cash                                        62,924        60,626
   Accounts receivable                                13,532,662    10,672,018
   Receivable from sale of equipment and leasehold
      improvements                                     1,380,000     1,380,000
   Refundable income taxes                                89,770        87,501
   Prepaid expenses and other current assets           1,019,718       877,075
                                                     -----------   -----------

       Total current assets                           18,295,909    18,293,326

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS AT COST, NET                           24,798,990    23,717,172

LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS                                 764,082       879,082

OTHER ASSETS
   Deferred development and start-up costs, net        8,569,046     8,043,380
   Other                                               4,888,858     4,933,327
                                                     -----------   -----------

                                                     $57,316,885   $55,866,287
                                                     -----------   -----------
                                                     -----------   -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities          $ 8,076,495   $ 7,539,062
   Subordinated promissory notes                       3,957,735     3,935,760
   Deferred tax liability                                125,000       125,000
   Current portion of mortgage payable                     1,800         1,800
                                                     -----------   -----------

       Total current liabilities                      12,161,030    11,601,622

LONG-TERM MORTGAGE PAYABLE                               319,691       321,491
LONG-TERM PORTION OF ACCRUED CLOSURE COSTS               640,000       755,000

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 1,000,000 shares
      authorized, none issued and outstanding                 --            --
   Common Stock, $.01 par value, 30,000,000 shares
      authorized, 7,693,854 shares
      issued and outstanding                              76,938        76,938
   Additional paid-in capital                         42,260,247    42,260,247
   Accumulated earnings                                1,858,979       850,989
                                                     -----------   -----------
         Total stockholders' equity                   44,196,164    43,188,174
                                                     -----------   -----------

                                                     $57,316,885   $55,866,287
                                                     -----------   -----------
                                                     -----------   -----------

         The accompanying notes are an integral part of these statements

                       CORRECTIONAL SERVICES CORPORATION
                               AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                       1998           1997
                                                    -----------   -----------
Revenues:
     Resident fees                                  $18,723,736   $10,358,531

     Other income                                       386,306     1,240,455
                                                    -----------   -----------

                                                     19,110,042    11,598,986
                                                    -----------   -----------

Expenses:
     Operating                                       13,720,261     8,484,243
     General and administrative                       3,622,904     2,722,096
                                                    -----------   -----------
                                                     17,343,165    11,206,339
                                                    -----------   -----------

Operating income                                      1,766,877       392,647

Interest income (expense), net                         (100,887)      128,293
                                                    -----------   -----------

Income before income taxes                            1,665,990       520,940

Income tax provision                                    658,000       195,000
                                                    -----------   -----------

Net earnings                                        $ 1,007,990   $   325,940
                                                    -----------   -----------
                                                    -----------   -----------

Net earnings per share:
     Basic                                                $0.13         $0.04
     Diluted                                              $0.12         $0.04
Number of shares used to compute EPS:
     Basic                                            7,693,854     7,666,325
     Diluted                                          8,230,356     8,129,150

       The accompanying notes are an integral part of these statements


                       CORRECTIONAL SERVICES CORPORATION
                                 AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                         1998           1997
                                                     -----------   -----------
Cash flows from operating activities:
  Net income                                         $ 1,007,990   $   325,940
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     805,386       522,048
       Changes in operating assets and liabilities:
         Accounts receivable                          (2,860,644)   (2,341,853)
         Refundable taxes                                 (2,269)
         Prepaid expenses and other current assets      (142,643)      282,050
         Accounts payable and accrued liabilities        650,342        98,338
         Reserve for New Jersey facility closure
           costs                                        (229,709)          --
                                                     -----------   -----------

     Net cash (used in) operating activities            (771,547)   (1,113,477)
                                                     -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                (1,452,013)   (1,611,805)
  Development and start-up costs                        (910,985)   (1,531,390)
  (Increase) decrease in restricted cash -
     maintenance funds                                    (2,298)            0
                                                     -----------   -----------

     Net cash (used in) investing activities          (2,365,296)   (3,143,195)
                                                     -----------   -----------

Cash flows from financing activities:
  Proceeds from long-term borrowing                          --        325,000
  Proceeds from sale of equipment and leasehold
    improvements                                         115,000           --
  Net proceeds from exercise of stock warrants               --         61,621
  Debt issuance costs                                    (16,215)
  Other assets                                            32,787      (111,438)
                                                     -----------   -----------

     Net cash provided by financing activities           131,572       275,183
                                                     -----------   -----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS        (3,005,271)   (3,981,489)

Cash and cash equivalents at beginning of period       5,216,106    20,932,309
                                                     -----------   -----------

Cash and cash equivalents at end of period           $ 2,210,835   $16,950,820
                                                     -----------   -----------
                                                     -----------   -----------

Supplemental disclosures of cash flows information:
Cash paid during the period for:
     Interest                                        $   104,734   $   105,459
                                                     -----------   -----------
                                                     -----------   -----------

     Income taxes, net                                   $48,390        $2,657
                                                     -----------   -----------
                                                     -----------   -----------

        The accompanying notes are an integral part of these statements


               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                 (Unaudited)

NOTE 1 - In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 1998 include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is required to be adopted for financial statement periods ending after December 15, 1997. SFAS No. 128 requires that the primary and fully diluted earnings per share be replaced by "basic" and "diluted" earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share. The Company has adopted SFAS No. 128 for the three months ended
March 31, 1998 and 1997.   The reconciliation of the numerators
and denominators of the basic and diluted earnings per share computation is as follows:


                                          Three Months Ended
                                              March 31,
                                       ------------------------

                                           1998         1997
                                       -----------   -----------

Numerator:
   Net income (loss)                    $1,007,990    $  325,940
                                       -----------   -----------
                                       -----------   -----------

   Denominator:
      Basic earnings per share:
      Weighted average shares
        outstanding                      7,693,854     7,666,325

      Effect of dilutive
        securities - stock options
        and warrants                       536,502       462,825
                                       -----------   -----------

      Denominator for diluted
        earnings per share               8,230,356     8,129,150
                                       -----------   -----------
                                       -----------   -----------

      Net income per common
        share - basic                        $0.13         $0.04
                                             -----         -----
                                             -----         -----

      Net income per common
        share - Diluted                      $0.12         $0.04
                                             -----         -----
                                             -----         -----

NOTE 3 - In April 1998 the Company finalized a new credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provides for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes. The line is comprised of two components, a $10 million revolving credit and $20 million for the construction, ownership and acquisition of correctional facilities. Borrowings under the line are subject to compliance with financial covenants and borrowing base criteria.

Item 2.  Management's Discussion and Analysis or Plan of
Operation

Results of Operations

Three Months ended March 31, 1998 Compared to Three Months ended
March 31, 1997.

Revenue increased 64.8% from $11,598,986 for the three months ended March 31, 1997 to $19,110,042 for the three months ended March 31, 1998. The net increase in revenues for the 1998 period as compared to the 1997 period resulted principally from the full quarter operations of the Company's Frio County Texas facility and the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida. In addition, revenues were generated in the first quarter of 1998 by the opening of five facilities subsequent to March 31, 1997 (Florence Arizona, Gallup New Mexico, Milam County Texas, Grenada Mississippi, and Martin Hall Washington). Per diem rate and occupancy level increases in several ongoing contracts also contributed to the increased revenues in the first quarter of 1998.

Operating expenses increased 61.7% from $8,484,243 for the three months ended March 31, 1997 to $13,720,261 for the three months ended March 31, 1998 primarily due to increases in payroll which increased $3,570,397, or 62.7%. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses decreased from 73.1% for the three months ended March 31, 1997 to 71.8% for the three months ended March 31, 1998 due primarily to the contribution from new facilities, and lower corporate compensation as a percentage of revenue.

General and administrative expenses increased 33.1% from $2,722,096 for the three months ended March 31, 1997 to

$3,622,904 for the three months ended March 31, 1998. The increase in general and administrative expenses was primarily attributable to the full quarter operations of the Company's Frio County Texas facility and the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida and the opening of the new facilities noted above. As a percentage of revenues, general and administrative expenses were 23.5% and 19.0% for the three months ended March 31, 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of revenue is a result of the increase in revenues and the Company's continuing efforts in controlling fixed costs.

Operating income for the 1997 and 1998 first quarters were $392,647 and $1,766,877 respectively, an increase of 350.0%. Improved occupancy levels, the opening of five new facilities and the full quarter operations of the Company's Florence Arizona, Polk and Pahokee, Florida facilities primarily accounts for the increase in operating income.

The Company had interest income, net of interest expense of $128,293 for the three months ended March 31, 1997, while for the same period in 1998 the Company had interest expense, net of interest income of $100,887. During the first quarter 1997 a substantial portion of the net proceeds received from the September 1996 public offering of Common Stock were invested in cash equivalents which resulted in net interest income. During the remainder of 1997 and the first quarter of 1998 the Company used the majority of the proceeds for the construction and start up of the new facilities.

As a result of the foregoing factors, the Company had net income of $325,940 or $0.04 per share for the three months ended March
31, 1997 compared to net income of $1,007,990 or $0.13 per share for the three months ended March 31, 1998.

Liquidity and Capital Resources

The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

The Company had working capital at March 31, 1998 of $6,136,679 as compared to working capital of $6,691,704 at December 31, 1997. The Company's current ratio was 1.50 to 1 at March 31,
1998 as compared to 1.58 to 1 at December 31, 1997.

Net cash of $771,547 was used in operating activities for the three months ended March 31, 1998 as compared to $1,113,477 cash used in operations for the three months ended March 31, 1997.
The change was attributed primarily to increases in net income, depreciation and amortization, and accounts payable and offset by an increase in accounts receivable.

Net cash of $2,365,296 was used in investing activities during the three months ended March 31, 1998 as compared to $3,143,195 being used in the first quarter of 1997. In the 1998 period, such cash was used principally for the startup of the Company's Puerto Rico operations and the purchase of land and fixed assets for various expected business opportunities. In the comparable period for 1997, the principal investment activities of the Company were the construction of the Company's Florence, Arizona facility, and fixed asset and start-up costs associated with the Polk, Florida, Pahokee, Florida and Frio, Texas facilities.

Net cash of $131,572 was provided by financing activities for the three months ended March 31, 1998 as compared to financing activities of $275,183 during the first quarter of 1997. The primary source of financing in 1998 was proceeds from installment payments received from the sale of equipment and leasehold improvements. In the first quarter of 1997, the acquisition of the land for the Florence, Arizona facility was financed by a

$325,000 mortgage. The Company received $0 and $61,621 from the exercise of stock warrants during the three months ended March
31, 1998 and 1997 respectively.

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

In May 1993, a former employee of the Company filed suit in the United States District Court, Southern District of New York, claiming he was intentionally assaulted by employees of the Company and claiming $5,000,000 in damages on each of six causes of action. In January 1996, a lawsuit was filed with the Supreme Court of New York, County of Kings, by a former employee alleging sexual harassment and discrimination, physical assault, rape and negligent screening of employees and claiming damages and attorney's fees.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

In April 1998 the Company finalized a new credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provides for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes. The line is comprised of two components, a $10 million revolving credit and $20 million for the construction, ownership and acquisition of correctional facilities. Borrowings under the line are subject to compliance with financial covenants and borrowing base criteria.

On April 24, 1998, the Company finalized a contract to operate a 96-bed multi-purpose juvenile facility in Dallas, Texas. The contract with the Dallas County Juvenile Board calls for the Company to provide substance abuse, boot camp and after-market services for various levels of adjudicated juveniles. The facility is expected to open in the third quarter of 1998.

On May 1, 1998, the Company commenced operations on an interim basis for an 875 bed adult facility in Newton County, Texas. Continuation of operations is contingent upon competitive bid award. The Company has submitted its bid in response to this RFP and is awaiting the award process. There is no assurance the Company will be successful.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
-------------------------------------------------------------
REFORM ACT OF 1995
------------------

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


Item 6.   Exhibits and Reports on Form 8-K

     (a)	Exhibits
         	--------

        	10.46.1	Addendum A, dated November 4, 1997, to
Management Agreement for the Operation of the Bell County
Juvenile Residential Facility

        	10.46.2	Amendment, dated April 1, 1998, to Management
Agreement for the Operation of the Bell County Juvenile
Residential Facility

        	10.60		Credit facility with NationsBank and a
syndicate of banks for up to $30 million dated April, 1998

        	10.61		Sublease for Sarasota, Florida office space
dated April 9, 1998 between Lucent Technologies, Inc. and the Company and Landlord Consent to Sublease

        	10.62		Contract between the Company, Dallas County,
Texas and the Dallas County Juvenile Board for the
Implementation and Operation of the Dallas County Secure
Post-Adjudication Residential Facility dated April 14,
1998

        	27.		Financial Data Schedule

     (b)	Reports on Form 8-K
        	-------------------

        	None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:	\s\ Debra Dawn
        ---------------------
        Debra Dawn, Secretary


By:	\s\ Ira M. Cotler
        ---------------------
        Ira M. Cotler, Chief Financial Officer

Dated:  May 15, 1998