Form 10-Q/A
period 1998-03-31
CORRECTIONAL SERVICES CORP
filed 1998-08-10
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
OR
[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File No.:  0-23038


                      CORRECTIONAL SERVICES CORPORATION
             (Exact name of small business issuer in its charter)

            Delaware                       11-2872782
______________________________    __________________________________
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


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

EXPLANATORY NOTE: *Amends certain previously-filed information. No other items have been amended.

                    CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
         CONDENSED  CONSOLIDATED STATEMENTS  OF INCOME (Unaudited)
                                                 Three Months Ended
                                                      March 31,
                                            --------------------------
                                                1998           1997
                                            -----------    -----------
Revenues:
     Resident fees                          $17,479,919    $10,358,531

     Other income                             1,630,123*     1,240,455
                                            -----------    -----------
                                             19,110,042     11,598,986

Expenses:
     Operating                               13,720,261      8,484,243
     General and administrative               3,622,904      2,722,096
                                            -----------    -----------
                                             17,343,165     11,206,339
                                            -----------    -----------

Operating income                              1,766,877        392,647

Interest income (expense), net                 (100,887)       128,293
                                            -----------    -----------

Income before income taxes                    1,665,990        520,940

Income tax provision                            658,000        195,000
                                            -----------    -----------

Net earnings                                 $1,007,990       $325,940
                                            -----------    -----------
                                            -----------    -----------

Net earnings per share:
     Basic                                        $0.13          $0.04
     Diluted                                      $0.12          $0.04
Number of shares used to compute EPS:
     Basic                                    7,693,854      7,666,325
     Diluted                                  8,230,356      8,129,150

    The accompanying notes are an integral part of these statements

* In the first quarter of 1998, the Company has included all school fees in Other income. Previously, the Company had included those fees with Resident fees. Going forward, the Company will show Revenues as a lump sum amount.


                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant


By:  \s\ Debra Dawn
         ________________________________
         Debra Dawn, Secretary


By:  \s\ Ira M. Cotler
         ________________________________
         Ira M. Cotler, Chief Financial Officer

Dated:   August 10, 1998