Form 10-Q
period 1998-06-30
CORRECTIONAL SERVICES CORP
filed 1998-08-14
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                     OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

Commission File No.:  0-23038


                       CORRECTIONAL SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                              11-3182580
_______________________________        __________________________________
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


            1819 Main Street, Suite 1000, Sarasota, Florida 34236
                   (Address of principal executive offices)

                  Issuer's telephone number: (941) 953-9199

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

     The number of shares outstanding of the issuer's Common Stock, par value $.0l per share, as of July 30, 1998, was 7,791,142.

                      CORRECTIONAL SERVICES CORPORATION

                                   INDEX

                                                          Page No.
                                                          -------


Part I.  Financial Information

     Item 1. Financial Statements

       Condensed Consolidated Balance
       Sheets - December 31, 1997
       and  June 30, 1998.....................................3

       Condensed Consolidated Statements
       of Income - for the Six Months
       Ended June 30, 1998 and 1997
       and the Three Months Ended June 30, 1998 and 1997......4

       Condensed Consolidated Statement
       of Cash Flows - for the Six Months
       Ended June 30, 1998.and June 30, 1997..................6

       Notes to Financial Statements..........................7


     Item 2. Management's Discussion and Analysis of
             Financial Condition and
             Results of Operations............................9


Part II.  Other Information..................................15

       Signature.............................................19

                          CORRECTIONAL SERVICES CORPORATION
                                  AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

          ASSETS                                     June 30,      December 31,
                                                       1998           1997
                                                   -----------     -----------
CURRENT ASSETS
   Cash and cash equivalents                       $   538,959     $ 5,216,106
   Restricted cash                                      63,224          60,626
   Accounts receivable                              16,285,756      10,672,018
   Receivable from sale of equipment
      and leasehold improvements                     1,380,000       1,380,000
   Prepaid expenses and other current assets         1,561,600         964,576
                                                   -----------     -----------

       Total current assets                         19,829,539      18,293,326

EQUIPMENT AND LEASEHOLD IMPROVEMENTS AT COST, NET   25,789,032      23,717,172

LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT
  AND LEASEHOLD IMPROVEMENTS                           419,082         879,082

OTHER ASSETS
   Deferred development and start-up costs, net     14,125,693       8,043,380
   Other                                             4,926,604       4,933,327
                                                   -----------     -----------
                                                   $65,089,950     $55,866,287
                                                   -----------     -----------
                                                   -----------     -----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities        $ 9,685,365     $ 7,539,062
   Subordinated promissory notes                     3,979,711       3,935,760
   Deferred tax liability                              125,000         125,000
   Current portion of mortgage payable                   1,800           1,800
                                                   -----------     -----------

       Total current liabilities                    13,791,876      11,601,622

LONG-TERM DEBT                                       4,500,000               -
LONG-TERM MORTGAGE PAYABLE                             320,572         321,491
LONG-TERM PORTION OF ACCRUED CLOSURE COSTS             487,000         755,000

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 1,000,000
     shares authorized, none issued & outstanding            -               -
   Common Stock, $.01 par value, 30,000,000
     shares authorized, 7,789,982 and 7,693,854
     shares issued and outstanding                      77,899          76,938
     Additional paid-in capital                     43,002,391      42,260,247
   Retained earnings                                 2,910,212         850,989
                                                   -----------     -----------
       Total stockholders' equity                   45,990,502      43,188,174
                                                   -----------     -----------

                                                   $65,089,950     $55,866,287
                                                   -----------     -----------
                                                   -----------     -----------

       The accompanying notes are an integral part of these statements.


                         CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                   ---------------------------
                                                       1998           1997
                                                   -----------     -----------
Revenues                                           $39,266,519     $26,267,952
                                                   -----------     -----------
Expenses:
     Operating                                      28,217,540      19,124,850
     General and administrative                      7,390,066       5,594,681
                                                   -----------     -----------
                                                    35,607,606      24,719,531
                                                   -----------     -----------

Operating income                                     3,658,913       1,548,421

Interest income (expense), net                        (254,690)        171,269
                                                   -----------     -----------

Income before income taxes                           3,404,223       1,719,690

Income tax provision                                 1,345,000         671,000
                                                   -----------     -----------

Net earnings                                       $ 2,059,223     $ 1,048,690
                                                   -----------     -----------
                                                   -----------     -----------

Net earnings per share:
     Basic                                               $0.27           $0.14
     Diluted                                             $0.25           $0.13
Number of shares used to compute EPS:
     Basic                                           7,730,687       7,668,687
     Diluted                                         8,278,458       8,123,506

       The accompanying notes are an integral part of these statements.



                        CORRECTIONAL SERVICES CORPORATION
                                 AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                    (Continued)

                                                        Three Months Ended
                                                             June 30,
                                                   ---------------------------
                                                       1998            1997
                                                   -----------     -----------
Revenues                                           $20,156,477     $14,668,966
                                                   -----------     -----------
Expenses:
     Operating                                      14,497,279      10,640,607
     General and administrative                      3,767,162       2,872,585
                                                   -----------     -----------
                                                    18,264,441      13,513,192
                                                   -----------     -----------

Operating income                                     1,892,036       1,155,774

Interest income (expense), net                        (153,803)         42,976
                                                    -----------    -----------

Income before income taxes                           1,738,233       1,198,750

Income tax provision                                   687,000         476,000
                                                   -----------     -----------

Net earnings                                       $ 1,051,233     $   722,750
                                                   -----------     -----------
                                                   -----------     -----------

Net earnings per share:
     Basic                                               $0.14           $0.09
     Diluted                                             $0.13           $0.09
Number of shares used to compute EPS:
     Basic                                           7,767,116       7,671,023
     Diluted                                         8,315,331       8,127,295

       The accompanying notes are an integral part of these statements.



                          CORRECTIONAL SERVICES CORPORATION
                                   AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                       1998           1997
                                                   -----------     -----------
Cash flows from operating activities:
   Net earnings                                    $ 2,059,223     $ 1,048,690
   Adjustments to reconcile net earnings
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                 1,649,062       1,164,280
       Deferred income tax                                   -         100,000
     Changes in operating assets and liabilities:
       Accounts receivable                          (5,613,738)     (4,594,032)
       Prepaid expenses and other current assets      (597,024)        100,902
       Accounts payable and accrued liabilities      2,337,723         989,983
       Reserve for Fort Worth and NYCC facilities
         carrying costs                               (459,420)       (298,921)
                                                   -----------     -----------
Net cash used in operating activities                 (624,174)     (1,489,098)
                                                   -----------     -----------

Cash flows from investing activities:
   Capital expenditures                             (2,819,876)     (5,016,555)
   Development and start-up costs                   (6,883,301)     (2,009,745)
   Decrease in restricted cash - maintenance funds      (2,598)              -
                                                   -----------     -----------

Net cash (used in) investing activities             (9,705,775)     (7,026,300)
                                                   -----------     -----------

Cash flows from financing activities:
   Proceeds from long-term borrowing                 4,500,000         325,000
   Payment on long-term borrowings                        (919)           (834)
   Proceeds from sale of equipment and
     leasehold improvements                            460,000         443,800
   Debt issuance costs                                 (38,566)              -
   Net proceeds from exercise of stock options
     and warrants                                      743,105          90,223
   Other assets                                        (10,818)       (145,703)
                                                   -----------     -----------

Net cash provided by financing activities:           5,652,802         712,486
                                                   -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (4,677,147)     (7,802,912)

Cash and cash equivalents at beginning of period     5,216,106      20,932,309
                                                   -----------     -----------

Cash and cash equivalents at end of period         $   538,959     $13,129,397
                                                   -----------     -----------
                                                   -----------     -----------

Supplemental disclosures of cash flows information:
   Cash paid during the period for:
     Interest                                      $   161,599     $   210,559
                                                   -----------     -----------
                                                   -----------     -----------

     Income taxes                                  $    84,766     $   434,649
                                                   -----------     -----------
                                                   -----------     -----------

       The accompanying notes are an integral part of these statements.


        CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1998
                            (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of June 30, 1998 and 1997, and for the three and six months ended June 30, 1998 and 1997, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three and six months ended June
30, 1998 are not necessarily indicative of the results to be expected for the full year.



NOTE 2 - DEFERRED DEVELOPMENT AND STARTUP COSTS

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for the Costs of Start-up Activities effective for fiscal years beginning after December 15, 1998. If adopted in 1998, the standard would require the Company to expense start-up and deferred development costs as incurred. In addition, the standard would require that all previously capitalized start-up costs meeting the requirements of SOP 98-5 be expensed and reported as a cumulative effect of a change in accounting principle at the time of the adoption. As of June 30, 1998, unamortized startup costs and deferred development totaled $14,126,000.



NOTE 3 - EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share" effective
December 31, 1997. The following table sets forth the computation of basic and diluted earnings per share in accordance with the new standard:

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                     1998        1997       1998        1997
                                  ----------  ----------  ----------  ----------
Numerator:
   Net income                     $1,051,233   $722,750   $2,059,223  $1,048,690
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

Denominator:
   Basic earnings per share:
   Weighted average shares
     outstanding                   7,767,116   7,671,023   7,730,687   7,668,687

   Effect of dilutive securities -
     stock options and warrants      548,215     456,272     547,771     454,819
                                  ----------  ----------  ----------  ----------

   Denominator for diluted
     earnings per share            8,315,331   8,127,295   8,278,458   8,123,506
                                  ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------

   Net income per common share -
     Basic                             $0.14       $0.09       $0.27       $0.14
                                       -----       -----       -----       -----
                                       -----       -----       -----       -----

   Net income per common share -
     Diluted                           $0.13       $0.09       $0.25       $0.13
                                       -----       -----       -----       -----
                                       -----       -----       -----       -----

NOTE 4 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive
Income", effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income is substantially equivalent to net income for the three and six months ended June 30, 1998 and 1997.


NOTE 5 - SUBSEQUENT EVENTS

As of July 1, 1998 the Company's subordinated promissory notes of $3,980,000 became payable. Management granted note holders the option to extend their notes through December 31, 1998. A total
$1,150,000 was extended and the balance was repaid.


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

GENERAL

The Company's primary source of revenue is generated from the management of correctional and detention facilities under federal, state and local governmental agency contracts. The majority of the Company's contracts are based on a daily rate per offender, some of which have guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of offenders housed.

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

After a contract has been awarded, the Company incurs start-up costs from the date of the award until commencement of operations.
Start-up costs include recruitment, training and travel of personnel and certain legal costs, and are capitalized until operations commence, at which time such costs are amortized on a straight-line basis over the term of the contract (including option periods not to exceed five years). Revenues generated during this initial period under per diem contracts increase as the offender population increases. Upon adoption of SOP 98-5 certain costs which meet the requirements of the SOP will be expensed as incurred.


In anticipation of the millennium, management has completed a corporate program which has prepared all Company computer systems and applications for the year 2000. The Company expects no material incremental infrastructure costs to be incurred as a result of these enhancements.

FINANCIAL CONDITION

In April 1998 the Company finalized a new credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provides for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes. The line is comprised of two components, a $10 million revolving credit and $20 million operating lease facility for the construction, ownership and acquisition of correctional facilities. Borrowings under the line are subject to compliance with financial covenants and borrowing base criteria. As of June 30, 1998 the total amount outstanding on the revolver was $4,500,000 and the total amount outstanding on the operating lease facility was $2,600,000.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1997

Revenue increased 49.5% from $26,267,952 for the six months ended
June 30, 1997 to $39,266,519 for the six months ended June 30, 1998. The net increase in revenues for the 1998 period as compared to the 1997 period resulted principally from the full six month operations of the Company's Frio County, Texas facility, Milam County, Texas facility and the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida. In addition, revenues were generated in the first six months of 1998 by six newly opened facilities subsequent to June 30, 1997
(Florence, Arizona; Gallup, New Mexico; Grenada, Mississippi;
Martin Hall, Washington; Dickens County, Texas; Bayamon, Puerto
Rico). Per diem rate and occupancy level increases in several ongoing contracts also contributed to the increased revenues for the six months ended June 30, 1998.


Operating expenses increased 47.5% from $19,124,850 for the six months ended June 30, 1997 to $28,217,540 for the six months ended
June 30, 1998. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses decreased from 72.8% for the six months ended June 30, 1997 to 71.9% for the six months ended June
30, 1998 due primarily to the contribution from new facilities, and lower corporate compensation as a percentage of revenue.

General and administrative expenses increased 32.1% from $5,594,681 for the six months ended June 30, 1997 to $7,390,066 for the six months ended June 30, 1998. The increase in general and administrative expenses was primarily attributable to the full six month operations of the Company's Frio County, Texas facility, Milam County, Texas facility, and the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida and the opening of the new facilities noted above. As a percentage of revenues, general and administrative expenses were 21.3% and 18.8% for the six months ended June 30, 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of revenue is a direct result of the increase in revenues and the Company's continuing efforts in controlling fixed costs.

Operating income increased 136.3% to $3,658,913 in the first six months of 1998 from $1,548,421 in the first six months of 1997.
Improved occupancy levels, the opening of six new facilities, and the full six months of operations of the Company's Frio County
Texas, Milam County Texas, Polk and Pahokee, Florida facilities primarily accounts for the increase in the operating income.

The Company had interest income, net of interest expense of $171,269 for the six months ended June 30, 1997, while for the same 1998 period the Company had interest expense, net of interest income of $254,690. During the first six months of 1997 a substantial portion of the net proceeds received from the September 1996 public offering of common stock were invested in cash equivalents which resulted in net interest income. During the remainder of 1997 and the first six months of 1998 the company used the balance of these proceeds and bank financing for the construction and start up of the new facilities.

The provision for income taxes increased to $1,345,000 representing an effective tax rate of 39.5% for the six months ended June 30, 1998 from $671,000 representing an effective tax rate of 39% for the six months ended June 30, 1997. The increase is due to higher taxable income and an estimated increase in the Company's effective tax rate.


Net income was $2,059,223 or $0.25 per share on a diluted basis for the six months ended June 30, 1998 compared to net income of $1,048,690 or $0.13 per share for the six months ended June 30, 1997.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997

Revenue increased 37.4% from $14,668,966 for the three months ended June 30, 1997 to $20,156,477 for the three months ended
June 30, 1998. The net increase in revenues for the 1998 period as compared to the 1997 period resulted principally from the full quarter operations of the Company's Milam County, Texas facility.
In addition, revenues were generated in the second quarter of 1998 by the opening of six facilities subsequent to June 30, 1997
(Florence, Arizona; Gallup, New Mexico; Grenada, Mississippi;
Martin Hall, Washington; Dickens County, Texas; Bayamon, Puerto
Rico). Per diem rate and occupancy level increases in several ongoing contracts also contributed to the increased revenues in the second quarter of 1998.

Operating expenses increased 36.2% from $10,640,607 for the three months ended June 30, 1997 to $14,497,279 for the three months ended June 30, 1998. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses decreased from 72.5% for the three months ended June 30, 1997 to 71.9% for the three months ended
June 30, 1998. The percentage decrease was due primarily to the contribution from new facilities, and lower corporate compensation as a percentage of revenue.

General and administrative expenses increased 31.1% from $2,872,585 for the three months ended June 30, 1997 to $3,767,162 for the three months ended June 30, 1998. The increase in general and administrative expenses was primarily attributable to the full quarter's operations of the detention facility in Milam County, Texas and the opening of six new facilities subsequent to June 30, 1997. As a percentage of revenues, general and administrative expenses were 19.6% and 18.7% for the three months ended June 30, 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of revenue is a direct result of the increase in revenues and the Company's continuing efforts in controlling fixed costs.

Operating income increased 63.7% to $1,892,036 in the first quarter of 1998 from $1,155,774 in the first quarter of 1997.


Improved occupancy levels, the opening of six new facilities, and the full quarter of operations of the Company's Milam County, Texas facility primarily accounts for the increase in the operating income.

The Company had interest income, net of interest expense of $42,976 for the three months ended June 30, 1997 while for the same period for 1998 the Company had interest expense, net of interest income of $153,803. During the three months ended June
30, 1997 a portion of the net proceeds received from the September
1996 public offering of common stock were invested in cash equivalents which resulted in net interest income. During the remainder of 1997 and the first six months of 1998 the company used the balance of these proceeds and bank financing for the construction and start up of the new facilities.

The provision for income taxes increased to $687,000 representing an effective tax rate of 39.5% for the three months ended June 30, 1998 from $476,000 representing an effective tax rate of 39.7% for the three months ended June 30, 1997. The increase is due to higher taxable income.

Net income was $1,051,233 or $0.13 per share on a diluted basis for the three months ended June 30, 1998 compared to net income of $722,750 or $0.09 per share for the three months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

The Company had working capital at June 30, 1998 of $6,037,663, as compared to working capital of $6,691,704 at December 31, 1997.
The Company's current ratio was 1.44 to 1 at June 30, 1998 as compared to 1.58 to 1 at December 31, 1997.

Net cash of $624,174 was used in operating activities for the six months ended June 30, 1998 as compared to $1,489,098 of cash used by operations for the six months ended June 30, 1997. The change was attributed primarily to increases in net income, depreciation and amortization, and accounts payable and offset by an increase in accounts receivable and prepaid expenses.


Net cash of $9,705,775 was used in investing activities during the six months ended June 30, 1998 as compared to $7,026,300 being used in the first six months of 1997. In the 1998 period such cash was used principally for the startup of seven new facilities.
In the comparable period for 1997, the principal investing activities of the Company were the construction of the Company's
Florence, Arizona facility, and fixed asset and start-up costs associated with the Polk and Pahokee Florida, Frio County and Milam County, Texas facilities.

Net cash of $5,652,802 was provided by financing activities for the six months ended June 30, 1998 as compared to financing activities of $712,486 during the first six months of 1997. The primary sources of funding during 1998 were $4,500,000 in proceeds from the Company's revolving credit agreement, proceeds from installment payments received from the sale of equipment and leasehold improvements and proceeds from the exercise of stock warrants and options. During the first six months of 1997 financing activities resulted primarily from a $325,000 mortgage for the acquisition of land for the Florence, Arizona facility and proceeds from installment payments received from the sale of equipment and leasehold improvements. The Company received
$743,105 and $90,223 from the exercise of stock options and warrants during the six months ended June 30, 1998 and 1997, respectively.

The Company continues to make cash investments in the acquisition and construction of new facilities and the expansion of existing facilities. In addition, the Company expects to continue to have cash needs as it relates to financing startup costs in connection with new contracts. The Company is currently in discussions with its bank to address these cash needs. These discussions include, among other items, the possible expansion of its existing credit facility. Management believes these discussions will be successful in securing the needed funding for the Company's capital requirements for the foreseeable future. The Company believes that its cash flow from operations, and amounts available under its anticipated expanded credit and operating lease agreement will be sufficient to meet its capital requirements for the foreseeable future. However, the Company is continuing to evaluate opportunities, which could require significant outlays of cash. If such opportunities are pursued the Company would require additional financing resources. Management believes these additional resources may be available through alternative financing methods.



PART II.  OTHER INFORMATION

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

In May 1993, a former employee of the Company filed suit in the United States District Court, Southern District of New York, claiming he was intentionally assaulted by employees of the Company and claiming $5,000,000 in damages on each of six causes of action. A motion to dismiss is pending. In January 1996, a lawsuit was filed with the Supreme Court of New York, County of Kings, by a former employee alleging sexual harassment and discrimination, physical assault, rape and negligent screening of employees and claiming damages of $4,000,000 plus attorney fees.
This case was dismissed in July 1998.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Stockholders of Correctional
Services Corporation was held on June 18, 1998.

At the meeting, Stuart M. Gerson, Shimmie Horn, James F. Slattery,
Aaron Speisman, Richard P. Staley and Melvin T. Stith were elected directors to serve for a term ending at the 1999 Annual Meeting of Stockholders. The results of the vote were as follows:

                                                ABSTEN-   BROKERS
      NAME                VOTES FOR  WITHHELD    TIONS   NON-VOTES
      ----               ---------    --------  ------   ---------

      Stuart M. Gerson    6,978,026     3,825   14,075       0
      Shimmie Horn        6,978,026     3,825   14,075       0
      James F. Slattery   6,978,026     3,825   14,075       0
      Aaron Speisman      6,978,026     3,825   14,075       0
      Richard P. Staley   6,978,026     3,825   14,075       0
      Melvin T. Stith     6,978,026     3,825   14,075       0

Item 5.  Other Information

On May 28, 1998, the Company announced execution of an agreement to operate and manage the Jefferson County Detention Facility in Beaumont, Texas. The facility which has a capacity of 500 beds will be used to house inmates from the State of Texas and possibly other jurisdictions. The Company is operating the facility under a five (5) year agreement with the County.

On June 8, 1998, the Company finalized an agreement to manage a facility in Oklahoma. Upon its opening, the Central Oklahoma


Correctional Facility will be one of the largest privately run female facilities in the United States, housing up to 850 females.
The Company will manage the facility under an operating agreement with the Dominion Group. It is expected that the facility will have up to 500 inmates from the State of Oklahoma and 350 beds will be filled by various other jurisdictions. The facility is expected to open in the third quarter of 1998.

On June 22, 1998, the Company announced it had signed a contract to operate and 872 bed facility in Newton County, Texas. The
Company had taken over the management of the facility from a previous operator. The Newton County facility currently houses inmates from the State of Texas as well as other jurisdictions.
CSC has finalized a five (5) year management for this facility with the County.

On July 1, 1998, CSC announced a contract to operate a 196 bed jail in South Fulton County, Georgia. The contract with South
Fulton Municipal Regional Jail Authority is for a base term of three (3) years and is expected to become operational in the fourth quarter of 1998. The facility is expected to be utilized by the cities of Union City and Palmetto as well as other jurisdictions.

On July 21, 1998, the Company announced completion of the acquisition of the 480 bed Dickens County Correction Facility.
The acquisition included 40 acres of land which can be utilized for expansion purposes. The majority of the inmates currently held at this facility are from the State of Texas.


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


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             10.5.1  Amended Employment Agreement between James F.
                     Slattery and the Company dated 2/17/98

             10.21.3 Amended Contract between the Company and
                     Travis County, TX dated 5/6/98 for the
                     Operation and Management of the Travis County
                     Substance Abuse Treatment Center

             10.62   License Agreement dated 6/98 between the
                     Company, Dallas County, TX and the Dallas
                     County Juvenile Board for the Operation and
                     Management of the Dallas County Secure Post-
                     Adjudication Residential Facility

             10.63 Management Services Agreement 5/26/98 between the Company and Jefferson County, Texas for the Operation and Management of the Jefferson
                     County Detention Facility in Beaumont, TX

             10.64   Management Agreement between the Company and
                     Dominion Management, Inc. dated 6/5/98 for the Operation of the Central Oklahoma
                     Correctional Facility

             10.65 Operations and Management Agreement between the Company and South Fulton Municipal
                     Regional Jail Authority dated 6/23/98 for
                     Operation and Management of the South Fulton
                     Municipal Regional Jail Facility

             10.66 Operations and Management Agreement between the Company and Newton County, TX dated
                     6/12/98 for the Operation and Management of the Newton County Correctional Center

             10.67 Asset Purchase Agreement between the Company and the County of Dickens, TX dated 7/14/98 for the purchase of the Dickens County
                     Correctional Facility

             27.     Financial Data Schedule

        (b)  Reports on Form 8-K

             None.



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:	\s\ Debra Dawn
        _______________________________________
        Debra Dawn, Secretary


By:	\s\ Ira M. Cotler
        ______________________________________
        Ira M. Cotler, Chief Financial Officer


Dated:  August 14, 1998


