Form 10-Q
period 1998-09-30
CORRECTIONAL SERVICES CORP
filed 1998-11-12
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

    The number of shares outstanding of the issuer's Common Stock, par value $.0l per share, as of November 9, 1998, was 7,791,142.

                      CORRECTIONAL SERVICES CORPORATION
                                    INDEX

                                                         Page No.

Part I.   Financial Information

     Item 1. Financial Statements

        Condensed Consolidated Balance
        Sheets - September 30, 1998
        and December 31, 1997..................................3

        Condensed Consolidated Statements
        of Income - for the Three Months and Nine Months
        Ended September 30, 1998 and 1997......................4


        Condensed Consolidated Statement
        of Cash Flows - for the Nine Months
        Ended September 30, 1998 and 1997......................6

        Notes to Consolidated Financial Statements.............7

     Item 2. Management's Discussion and Analysis
             of Financial Condition and
             Results of Operation..............................9


Part II.  Other Information...................................16

        Signature.............................................19

                      CORRECTIONAL SERVICES  CORPORATION
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                      ASSETS                      September 30,    December 31,
                                                      1998             1997
                                                  ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                     $      2,170     $  5,216,106
    Restricted cash                                     88,441           60,626
    Accounts receivable                             24,453,743       10,672,018
    Receivable from sale of equipment and
         leasehold improvements                      1,339,082        1,380,000
    Prepaid expenses and other current assets        2,557,483          964,576
                                                  ------------     ------------

       Total current assets                         28,440,919       18,293,326

EQUIPMENT AND LEASEHOLD IMPROVEMENTS AT COST, NET   27,562,150       23,717,172

LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS                                    -           879,082

OTHER ASSETS
    Deferred development and start-up costs, net    15,532,462        8,043,380
    Other                                            5,116,299        4,933,327
                                                  ------------     ------------

                                                  $ 76,651,830     $ 55,866,287
                                                  ------------     ------------
                                                  ------------     ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities      $ 17,771,585     $  7,539,062
    Subordinated promissory notes                    1,101,378        3,935,760
    Deferred tax liability                             125,000          125,000
    Current portion of mortgage payable                  1,800            1,800
                                                  ------------     ------------

       Total current liabilities                    18,999,763       11,601,622

LONG-TERM DEBT                                       9,741,893                -
LONG-TERM MORTGAGE PAYABLE                             319,608          321,491
LONG-TERM PORTION OF ACCRUED CLOSURE COSTS             356,000          755,000

STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value, 1,000,000
      shares authorized, none issued and
      outstanding                                            -                -
    Common Stock, $.01 par value, 30,000,000
      shares authorized, 7,791,147 and 7,693,854
      shares issued and outstanding                     77,912           76,938
    Additional paid-in capital                      43,009,506       42,260,247
    Retained earnings                                4,147,148          850,989
                                                  ------------     ------------
             Total stockholders' equity             47,234,566       43,188,174
                                                  ------------     ------------

                                                  $ 76,651,830     $ 55,866,287
                                                  ------------     ------------
                                                  ------------     ------------

        The accompanying notes are an integral part of these statements.


                      CORRECTIONAL SERVICES  CORPORATION
                               AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                      Three Months Ended
                                                         September 30,
                                                 -----------------------------
                                                     1998             1997
                                                 ------------     ------------
Revenues                                         $ 28,310,713     $ 16,252,306
                                                 ------------     ------------

Expenses:
     Operating                                     20,648,411       11,738,669
     General and administrative                     5,413,811        3,083,924
                                                 ------------     ------------
                                                   26,062,222       14,822,593
                                                 ------------     ------------

Operating income                                    2,248,491        1,429,713

Interest expense, net                                (203,555)         (26,333)
                                                 ------------     ------------

Income before income taxes                          2,044,936        1,403,380

Income tax provision                                  808,000          549,000
                                                 ------------     ------------

Net earnings                                     $  1,236,936     $    854,380
                                                 ------------     ------------
                                                 ------------     ------------

Net earnings per share:
     Basic                                              $0.16            $0.11
     Diluted                                            $0.15            $0.10
Number of shares used to compute EPS:
     Basic                                          7,790,805        7,673,504
     Diluted                                        8,297,495        8,203,407


       The accompanying notes are an integral part of these statements.



                      CORRECTIONAL SERVICES  CORPORATION
                               AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                      Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     1998             1997
                                                 ------------     ------------

Revenues                                         $ 67,577,232     $ 42,520,258

Expenses:
     Operating                                     48,865,951       30,863,519
     General and administrative                    12,803,877        8,678,605
                                                 ------------     ------------
                                                   61,669,828       39,542,124
                                                 ------------     ------------

Operating income                                    5,907,404        2,978,134

Interest income (expense), net                       (458,245)         144,936
                                                 ------------     ------------

Income before income taxes                          5,449,159        3,123,070

Income tax provision                                2,153,000        1,220,000
                                                 ------------     ------------

Net earnings                                     $  3,296,159     $  1,903,070
                                                 ------------     ------------
                                                 ------------     ------------

Net earnings per share:
     Basic                                              $0.43            $0.25
     Diluted                                            $0.40            $0.23
Number of shares used to compute EPS:
     Basic                                          7,750,947        7,670,310
     Diluted                                        8,256,151        8,126,132


        The accompanying notes are an integral part of these statements.


                       CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                     -----------------------------
                                                         1998             1997
                                                     ------------     ------------
Cash flows from operating activities:
  Net income                                         $  3,296,159     $  1,903,070

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                     2,785,566        1,874,676
      Deferred income tax                                       -          200,000

  Changes in operating assets and liabilities:
      Accounts receivable                             (13,781,725)      (5,326,764)
      Prepaid expenses and other current assets        (1,592,907)         745,705
      Accounts payable and accrued liabilities         10,522,653        2,458,903
      Reserve for Fort Worth and NYCC facilities
        carrying costs                                   (689,130)        (563,842)
                                                     ------------     ------------

        Net cash provided by operating activities:        540,616        1,291,748
                                                     ------------     ------------

Cash flows from investing activities:
  Capital expenditures                                 (5,049,899)     (10,757,100)
  Development and start-up costs                       (8,932,169)      (3,501,669)
  Increase in restricted cash-maintenance fund            (27,816)               -
                                                     ------------     ------------

        Net cash used in investing activities:        (14,009,884)     (14,258,769)

Cash flows from financing activities:
  Proceeds on short-term and long-term debt, net        9,741,893          325,000
  Payment on long term borrowings                          (1,883)            (834)
  Payment of subordinated debt                         (2,885,658)               -
  Proceeds from sale of equipment and
    leasehold improvements                                920,000          903,800
  Net proceeds from exercise of stock options
    and warrants                                          750,233           90,223
  Debt issuance costs                                    (315,535)               -
  Other assets                                             46,282         (546,952)
                                                     ------------     ------------
        Net cash provided by financing activities:      8,255,332          771,237
                                                     ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (5,213,936)     (12,195,784)

Cash and cash equivalents at beginning of period        5,216,106       20,932,309
                                                     ------------     ------------

Cash and cash equivalents at end of period           $      2,170     $  8,736,525
                                                     ------------     ------------
                                                     ------------     ------------

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Interest                                         $    494,701     $    315,871
                                                     ------------     ------------
                                                     ------------     ------------
    Income taxes                                     $    363,719     $    460,776
                                                     ------------     ------------
                                                     ------------     ------------

       The accompanying notes are an integral part of these statements.



             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of September 30, 1998 and 1997, and for the three and nine months ended
September 30, 1998 and 1997, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three and nine months ended
September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DEFERRED DEVELOPMENT AND STARTUP COSTS

In April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") on Accounting for the Costs of Start-up Activities effective for fiscal years beginning after December 15, 1998. Upon adoption, the standard will require the Company to expense start-up and deferred development costs as incurred. In addition, the standard will require that all previously capitalized start-up costs meeting the requirements of SOP 98-5 to be expensed and reported as a cumulative effect of a change in accounting principle at the time of the adoption. If adopted in 1998, the Company may be required to restate its previously reported 1998 quarterly results to reflect the change in accounting principle. As of September 30, 1998, unamortized startup costs and deferred development totaled $15,532,000.

NOTE 3 - EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share" effective
December 31, 1997. The following table sets forth the computation of basic and diluted earnings per share in accordance with the new standard:

                                       Three Months Ended           Nine Months Ended
                                          September 30,                September 30,
                                      1998          1997           1998          1997
                                   ----------    ----------     ----------    ----------
Numerator:
  Net income                       $1,236,936    $  854,380     $3,296,159    $1,903,070
                                   ----------    ----------     ----------    ----------
                                   ----------    ----------     ----------    ----------

Denominator:
  Basic earnings per share:
  Weighted average shares
    outstanding                     7,790,805     7,673,504      7,750,947     7,670,310

  Effect of dilutive securities -
    stock options and warrants        506,690       529,903        505,204       455,822
                                   ----------    ----------     ----------    ----------

  Denominator for diluted
    earnings per share              8,297,495     8,203,407      8,256,151     8,126,132
                                   ----------    ----------     ----------    ----------
                                   ----------    ----------     ----------    ----------

  Net income per common share -
    Basic                               $0.16         $0.11          $0.43         $0.25
                                        -----         -----          -----         -----
                                        -----         -----          -----         -----

  Net income per common share -
    Diluted                             $0.15         $0.10          $0.40         $0.23
                                        -----         -----          -----         -----
                                        -----         -----          -----         -----

NOTE 4 - COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income is substantially equivalent to net income for the three and nine months ended September 30, 1998 and 1997.


NOTE 5 - SUBORDINATED DEBT

On July 1, 1998 the Company's subordinated promissory notes of $3,980,000 became payable. Management granted note holders the option to extend their notes through December 31, 1998. A total of $1,101,000 was extended and the balance was repaid

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations

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

The Company typically pays all facility operating expenses, except rent in the case of certain government-provided facilities. The Company's primary expenses are categorized as either operating or general and administrative. Operating expenses consist of payroll (corporate and facility employee salaries, wages and fringe benefits, and payroll taxes) and resident expenses which include food, medical services, supplies and clothing. General and administrative expenses consist among other items of rent, utilities, insurance, professional fees, travel and lodging and depreciation and amortization.

The Company usually incurs development costs, which may range from $50,000 to $200,000, in responding to a governmental agency
RFP.   Such costs include planning and developing the project,
preparing the bid proposal, travel and legal expenses and consulting fees. If management believes the recovery of such costs is probable, the costs are deferred until the anticipated contract has been awarded, at which time the deferred costs are amortized on a straight-line basis over the term of the contract (including option periods not to exceed five years). Development costs of unsuccessful or abandoned bids are expensed. The time period from incurring initial development costs on a project to the commencement of operations ranges from six to eighteen months. Upon adoption of SOP 98-5 the majority of these development costs will be expensed as incurred.

After a contract has been awarded, the Company incurs start-up costs from the date of the award until commencement of operations. Start-up costs include recruitment, training and travel of personnel and certain legal costs, and are capitalized until operations commence, at which time such costs are amortized on a straight-line basis over the term of the contract (including option periods not to exceed five years). Revenues generated during this initial period under per diem contracts increase as the offender population increases. Upon adoption of SOP 98-5 the majority of these development costs will be expensed as incurred.

RECENT DEVELOPMENTS

On September 24, 1998, the Company announced that it had entered into a definitive merger agreement with Youth Services International, Inc. (YSI) under which each outstanding share of YSI common stock will be converted into .375 shares of CSC common stock. Under the merger agreement, YSI will become a wholly owned subsidiary of CSC. Management expects the merger to be completed in the first quarter of 1999. Transaction cost consisting of financial advisory fees, legal and accounting services and travel costs of $418,000 were capitalized as of September 30, 1998. These non-recurring costs will be charged to operations during the fiscal quarter in which the merger is consummated. If circumstances arise that would prevent or cause the merger to terminate these cost would be expensed at that time.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentages of total revenue represented by certain items in the Company's consolidated statements of income.


                                 Three Months Ended     Nine Months Ended
                                 ------------------     -----------------
                                    September 30,          September 30,
                                    -------------          -------------
                                   1998       1997       1998       1997
                                   ----       ----       ----       ----

Revenues                          100.0%     100.0%     100.0%     100.0%

Expenses:
  Operating                        72.9       72.2       72.3        72.6
  General and administrative       19.1       19.0       18.9        20.4
                                  -----      -----      -----       -----
Operating income                    8.0        8.8        8.8         7.0
Interest income (expense), net     (0.7)      (0.2)      (0.7)        0.3
                                  -----      -----      -----       -----
Income before income taxes          7.3        8.6        8.1         7.3
Income tax provision                2.9        3.3        3.2         2.8
                                  -----      -----      -----       -----
Net income                          4.4%       5.3%       4.9%       4.5%
                                  -----      -----      -----       -----
                                  -----      -----      -----       -----


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1997.

Revenue increased 74.2% from $16,252,306 for the three months ended September 30, 1997 to $28,310,713 for the three months ended September 30, 1998. Revenues of $10,537,000 were generated in the third quarter of 1998 by the opening of nine facilities subsequent to September 30, 1997 (Florence, Arizona; Grenada, Mississippi; Martin Hall, Washington; Dickens County, Texas; Newton County, Texas; Jefferson County, Texas; Eagle Lake, Texas; Bayamon Detention and Treatment, Puerto Rico). In addition, revenues increased $1,079,000 for the 1998 period as compared to the 1997 period from the full quarter operations of the Company's Milam County, Texas and Gallup, New Mexico facilities. Per diem rate and occupancy level increases in several ongoing contracts contributed to the remainder of the increased revenues in the third quarter of 1998.

Operating expenses increased 75.9% from $11,738,669 for the three months ended September 30, 1997 to $20,648,411 for the three months ended September 30, 1998. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses increased from 72.2% for the three months ended September 30, 1997 to 72.9% for the three months ended September 30, 1998. Other operating expenses as a percentage of revenue increased to 16.3% as of the three months ended September 30, 1998 from 15.0% as of the three months ended September 30, 1997, due to the opening of certain new facilities. However, salaries and related taxes and benefits represented 77.7% and 79.2% of total operating expenses for the three months ended September 30, 1998 and 1997, respectively.

General and administrative expenses increased 75.5% from $3,083,924 for the three months ended September 30, 1997 to $5,413,811 for the three months ended September 30, 1998. The increase in general and administrative expenses was primarily attributable to the full quarter's operations of the facilities in Milam County, Texas and Gallup, New Mexico and the opening of nine new facilities subsequent to September 30, 1997. As a percentage of revenues, general and administrative expenses were 19.0% and 19.1% for the three months ended September 30, 1997 and 1998, respectively.

Operating income increased 57.3% to $2,248,491 in the third quarter of 1998 from $1,429,713 in the third quarter of 1997. Improved occupancy levels, the opening of new facilities, and the full quarter of operations of the Company's Milam County, Texas and Gallup, New Mexico facilities primarily accounts for the increase in the operating income.

The Company had interest expense, net of interest income of $26,333 and $203,555 for the three months ended September 30, 1997 and 1998 respectively. During the three months ended September 30, 1997 interest expense was partially offset by interest income from investing a portion of the net proceeds received from the September 1996 public offering of common stock in cash equivalents. During the remainder of 1997 and the first nine months of 1998 the company used working capital and bank financing for the construction and start up of the new facilities.

The provision for income taxes increased to $808,000 representing an effective tax rate of 39.5% for the three months ended
September 30, 1998 from $549,000 representing an effective tax rate of 39.0% for the three months ended September 30, 1997. The increase is due to higher taxable income.

Net income was $1,236,936 or $0.15 per share on a diluted basis for the three months ended September 30, 1998 compared to net income of $854,380 or $0.10 per share for the three months ended
September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30,1997.

Revenue increased 58.9% from $42,520,258 for the nine months ended September 30, 1997 to $67,577,232 for the nine months ended September 30, 1998. Revenues of $15,773,000 were generated in the first nine months of 1998 by nine newly opened facilities subsequent to September 30, 1997 (Florence, Arizona; Grenada, Mississippi; Martin Hall, Washington; Dickens County, Texas; Newton County, Texas; Jefferson County, Texas; Eagle Lake, Texas; Bayamon Detention and Treatment, Puerto Rico). In addition, revenues increased $6,444,000 for the 1998 period as compared to the 1997 period from the full nine month operations of the Company's Frio County, Texas facility, Milam County, Texas facility, Gallup, New Mexico facility and the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida. Per diem rate and occupancy level increases in several ongoing contracts also contributed to the increased revenues for the nine months ended September 30, 1998.

Operating expenses increased 58.3% from $30,863,519 for the nine months ended September 30, 1997 to $48,865,951 for the nine months ended September 30, 1998. The opening of the facilities noted above and the addition of management personnel in the corporate office accounted for the increase in operating expenses. As a percentage of revenues, operating expenses decreased from 72.6% for the nine months ended September 30, 1997 to 72.3% for the nine months ended September 30, 1998 due primarily to the contribution from new facilities, and lower corporate compensation as a percentage of revenue.

General and administrative expenses increased 47.5% from $8,678,605 for the nine months ended September 30, 1997 to $12,803,877 for the nine months ended September 30, 1998. The increase in general and administrative expenses was primarily attributable to the full nine month operations of the Company's Frio County, Texas facility, Milam County, Texas facility, Gallup, New Mexico facility and the juvenile detention facilities and related educational programs in Polk and Pahokee, Florida and the opening of the nine new facilities noted above. As a percentage of revenues, general and administrative expenses were 20.4% and 18.9% for the nine months ended September 30, 1997 and 1998, respectively. The decrease in general and administrative expenses as a percentage of revenue is a direct result of the increase in revenues and the Company's continuing efforts in controlling fixed costs.

Operating income increased 98.4% to $5,907,404 in the first nine months of 1998 from $2,978,134 in the first nine months of 1997. Improved occupancy levels, the opening of new facilities, and the full nine months of operations of the Company's Frio County, Texas, Milam County, Texas, Gallup, New Mexico, Polk and Pahokee, Florida facilities primarily accounts for the increase in the operating income.

The Company had interest income, net of interest expense of $144,936 for the nine months ended September 30, 1997, while for the same 1998 period the Company had interest expense, net of interest income of $458,245. During the first ten months of 1997 a substantial portion of the net proceeds received from the September 1996 public offering of common stock were invested in cash equivalents which resulted in net interest income. During the remainder of 1997 and the first nine months of 1998 the company used the balance of these proceeds and bank financing for the construction and start up of the new facilities.

The provision for income taxes increased to $2,153,000 representing an effective tax rate of 39.5% for the nine months ended September 30, 1998 from $1,220,000 representing an effective tax rate of 39.1% for the nine months ended September
30, 1997.  The increase is due to higher taxable income.

Net income was $3,296,159 or $0.40 per share on a diluted basis for the nine months ended September 30, 1998 compared to net income of $1,903,070 or $0.23 per share for the nine months ended
September 30, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations through private placements and public sales of its securities, cash generated from operations and borrowings from banks.

The Company had working capital at September 30, 1998 of $9,441,156, as compared to working capital of $6,691,704 at December 31, 1997. The Company's current ratio was 1.50 to 1 at
September 30, 1998 as compared to 1.58 to 1 at December 31, 1997.

Net cash of $540,616 was provided by operating activities for the nine months ended September 30, 1998 as compared to $1,291,748 of cash provided by operations for the nine months ended September 30, 1997. The change was attributed primarily to increases in net income, depreciation and amortization, and accounts payable and offset by an increase in accounts receivable and prepaid expenses.

Net cash of $14,009,884 was used in investing activities during the nine months ended September 30, 1998 as compared to $14,258,769 being used in the nine months ended September 30, 1997. In the 1998 period such cash was used principally for the startup of nine new facilities. In the comparable period for 1997, the principal investing activities of the Company were the construction of the Company's Florence, Arizona facility, and fixed asset and start-up costs associated with the Polk and Pahokee Florida, Frio County and Milam County, Texas facilities.

Net cash of $8,255,332 was provided by financing activities for the nine months ended September 30, 1998 as compared to financing activities of $771,237 during the nine months ended September 30, 1997. The primary sources of funding during 1998 were $9,742,000 in proceeds from the Company's revolving credit agreement, proceeds from installment payments received from the sale of equipment and leasehold improvements and proceeds from the exercise of stock warrants and options. Approximately $2,900,000 was used to retire subordinated notes, which became due in July of 1998. During the nine months ended September 30, 1997 net cash provided by financing activities resulted primarily from a $325,000 mortgage for the acquisition of land for the Florence, Arizona facility and proceeds from installment payments received from the sale of equipment and leasehold improvements. The Company received $750,233 and $90,223 from the exercise of stock options and warrants during the nine months ended September 30, 1998 and 1997, respectively.

The Company continues to make cash investments in the acquisition and construction of new facilities and the expansion of existing facilities. In addition, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts.

In April 1998 the Company finalized a new credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provides for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes. The line is comprised of two components, a $10 million revolving credit and $20 million operating lease facility for the construction, ownership and acquisition of correctional facilities. Borrowings under the line are subject to compliance with financial covenants and borrowing base criteria. As of September 30, 1998 the total amount outstanding on the revolver was $9,742,000 and the total amount outstanding on the operating lease facility was $16,537,000.

In August of 1998 the Company initiated an amendment to its current credit agreement with a syndicate of banks led by NationsBank N.A. Simultaneously the Company engaged NationsBank Montgomery Securities to serve as a placement agent in connection with a proposed offering, issue and sale privately of senior subordinated debt securities. Under the amendment, which was finalized on October 16, 1998, the Company received an additional $17,500,000 temporary increase in its credit facility. The amendment represents interim financing until the earlier of the date that the Company receives proceeds from the senior subordinated debt placement or April 16, 1999. Upon receipt of the additional subordinated debt, the increase in the credit facility will become permanent. There can be no assurance the Company will be able to issue the necessary subordinated debt and receive the subsequent increase in its credit facility.

The Company is continuing to evaluate opportunities, which could require significant outlays of cash. If such opportunities are pursued the Company would require additional financing resources. Management believes these additional resources may be available through alternative financing methods. In light of the prospective merger with YSI the above financing arrangement may be modified.

YEAR 2000

In anticipation of the millennium, management has completed a corporate program, which has prepared all Company computer systems and applications for the year 2000. The Company expects no material incremental infrastructure costs to be incurred as a result of these enhancements. However, the Company cannot control nor give assurances that its primary customers and suppliers are Year 2000 compliant.

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

    None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

On September 2, 1998 the Company announced finalization of a contract to operate a 125 bed detention center in Paulding, Georgia. The 10 year contract calls for the Company to operate a short-term detention program for male and female juveniles ranging in age from 10 to 18. The facility is scheduled to open in the first quarter of 1999.

On September 11, 1998 the Company announced a contract to operate a 96 bed secure juvenile facility in Dallas, Texas. The facility will house both a secure, short-term residential program and a detention center. It is scheduled to be operational in the fourth quarter of 1998 and is the second facility the Company has in Dallas.

On September 24, 1998 the Company announced that it had entered into a definitive merger agreement with Youth Services
International. Under the merger agreement, YSI will become a wholly-owned subsidiary of CSC. Each share of YSI common stock will be converted into .375 shares of CSC common stock.

On October 20, 1998 the Company announced commencement of operations of a 1,200 bed all cell adult prison in Crowley, Colorado. The facility will house inmates from Colorado and other states.


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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.58.1  Contract between the Company and New
                      York State Department of Corrections for
                      Community Reintegration Services, dated
                      September 1, 1998

             10.60.1  Amendment No. 1 to credit facility with
                      NationsBank and a syndicate of banks,
                      dated October 16, 1998

             10.11.3  Operations Agreement for the Tarrant County
                      Community Correctional Facility, Mansfield,
                      Texas, dated September 1, 1998

             10.68    Service Agreement for the Paulding,
                      Georgia, Regional Youth Detention Center, dated July 21, 1998

             10.69 Contract for Operation and Programming of a 96 Bed Secure Juvenile Facility in Dallas, TX, dated August 26, 1998

             10.70    Temporary Management Subcontract,
                      dated October 16, 1998, for Operation of the Crowley County Correctional Facility

             27       Financial Data Schedule

      (b) Reports on Form 8-K

          None.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:	/s/ Debra Dawn
        ________________________________
        Debra Dawn, Secretary



By:	/s/ Ira M. Cotler
        ______________________________________
        Ira M. Cotler, Chief Financial Officer

Dated:  November 12, 1998