Form 10-K405
period 1998-12-31
CORRECTIONAL SERVICES CORP
filed 1999-03-31
CIK 914670

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, 20549

                                   FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
    For the Fiscal Year Ended December 31, 1998

[ ]	Transition Report to Section 13 or 15(d) of the Securities  Exchange Act of
    1934
    For the transition period from__________to__________.

                           Commission File No.:  0-23038

                         CORRECTIONAL SERVICES CORPORATION
                         ---------------------------------
               (Exact name of registrant as specified in its charter)


DELAWARE										                                         	         11-3182580
--------                                                             ----------
(State of other jurisdiction of								                  	     (I.R.S. Employer
incorporation or organization)								                   	  Identification No.)

1819 Main Street, Sarasota, Florida								                         	     34236
(Address of principal executive office)								                    	 (Zip Code)

Registrant's telephone number, including area code:  (941) 953-9199.

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class		                 Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, par value $.01 per share						             Nasdaq National Market
Warrants to Purchase Common Stock


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                         Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                            [X]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 30, 1999 was approximately $61,471,690 based on the closing sale price of the common stock on the Nasdaq National Market consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 30, 1999:

Common Stock, $.01 par value    									                     8,061,861 Shares

                               TABLE OF CONTENTS
                               -----------------


                                                              												Page
                                                                          ----
                                    PART I

Item 1.   	Business                                                         	3


Item 2.   	Properties                                                      	11


Item 3.   	Legal Proceedings                                               	13


Item 4.   	Submission of Matters to a Vote of Security Holders             	13


                                     PART II

Item 5.   	Market for Registrant's Common Equity
              and Related Stockholder Matters                              	13


Item 6.   	Selected Financial Data                                         	14


Item 7.   	Management's Discussion and Analysis of Financial Condition and
             	Results of Operations                                        	15


Item 7A.  	Quantitative and Qualitative Disclosures About Market Risk      	20


Item 8.   	Financial Statements and Supplementary Data                     	21


Item 9.   	Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                           21


                                     PART III

Item 10.  	Directors and Executive Officers of the Registrant              	21


Item 11.  	Executive Compensation                                          	23


Item 12.  	Security Ownership of Certain Beneficial Owners and Management  	25


Item 13.  	Certain Relationships and Related Transactions                  	26


Item 14.  	Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                          	28

                                     PART I

Item 1.		Business.
         --------

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


General

    Correctional Services Corporation ("CSC") was incorporated in Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of correctional and detention facilities.

    CSC is a leading developer and operator of adult correctional facilities and services for federal, state, and local governments. CSC believes it is one of the largest operators of private secure juvenile correctional facilities in the U.S. CSC has recently experienced rapid growth in both its juvenile and adult divisions, all of which have been internally generated. As of March 30, 1999 CSC had agreements to operate 37 correctional and detention facilities in 12 states and Puerto Rico for an aggregate of approximately 9,900 beds. This represents a 106% increase in the number of agreements and 294% increase in the number of beds from December 31, 1997. Of these agreements, 18 agreements representing approximately 2,700 beds in 7 states and Puerto Rico were for the operation of juvenile correctional facilities. The foregoing data includes the contract for the 120-bed Bayamon Detention Center, which we have agreed not to renew effective May 1, 1999. CSC reported revenues of $97.9 million and a net loss of $6.0 million after the effect of adopting the American Institute of Certified Public Accountants Statement of Position 98-5, Accounting for Start-up Costs, for the year ended December 31, 1998.

    CSC operates a wide range of correctional facilities targeted toward solving the specialized needs of governmental agencies. CSC's adult division specializes in facilities which house, among other populations:

    - substance abuse offenders;
    - parole violators;
    - pre-trial detainees;
    - females; and
    - sex offenders.

    CSC's juvenile division focuses on secure facilities which provide:

    - rehabilitative services for large populations (over 200);
    - intensive treatment programs including educational and vocational services;
    - treatment for habitual offenders;
    - specialized female services;
    - detention services; and
    - sex offender treatment programs.

    In addition to providing fundamental residential services for adult and juvenile offenders, CSC has developed a broad range of programs intended to reduce recidivism, including basic and special education, substance abuse treatment and counseling, vocational training, life skills training, and behavioral modification counseling. In all of its facilities, CSC strives to provide the highest quality services designed to reduce recidivism. CSC continually evaluates its programs and believes the reputation of its programs will lead to continued business opportunities.

    CSC also is a leading provider of design and construction services for correctional facilities, including project consulting; the design, development and construction of new correctional and detention facilities and the redesign and renovation of existing facilities. These services usually are provided in conjunction with an agreement for CSC to operate the facility upon completion of the construction or renovation. CSC believes its proven ability to manage the full spectrum of correctional facilities and its wide variety of programs and services will continue to increase its marketing opportunities.

Business Strategy

    CSC's goal is to maintain its recent growth in contracts, revenues and earnings. CSC believes it can achieve this goal through the implementation of the following elements of its business strategy:

    Continued Enhancement of Juvenile Services. CSC has been highly successful in obtaining juvenile contracts due to its recognized expertise in operating a variety of juvenile programs. CSC continues to enhance its juvenile programs to further reduce projected levels of recidivism. By demonstrating its programs are effective and incorporate proven techniques, CSC believes it will continue to win a significant percentage of the juvenile projects it pursues.

    Focused Development on Specialized Adult Facilities. CSC has established itself as a leading provider of specialized adult facilities. CSC currently operates facilities for substance abuse offenders, parole violators, females, pretrial detainees and sex offenders. By specializing in these specific segments of the adult market, CSC has established itself as a provider of services for niche populations. This has significantly increased CSC's competitiveness in obtaining new contracts.

    Development of New Markets in the United States and Internationally. By diversifying its product offering in both the juvenile and adult markets, CSC has significantly broadened the contract opportunities it can pursue and has reduced its dependence on the growth of one particular market. CSC currently operates in 12 states and in the Commonwealth of Puerto Rico. CSC has identified several new states for which it can provide services and has initiated marketing efforts in these states. CSC believes its position as a leader in the juvenile and specialized adult markets provides it with an excellent opportunity to capture business in new states. In addition, CSC has been "qualified" to bid on both juvenile and adult contracts in the United Kingdom and Australia. This bidding status has been limited to a few select companies.

    Emphasis on Quality Operations. CSC believes its past success in obtaining contracts has been based on its reputation as a high quality operator. In addition to winning competitive bids for new facilities, CSC has also been selected to assume the management of facilities which needed improvement in their operations. CSC believes it maintains one of the most extensive ethical and compliance programs in the industry, which dictates the conduct of all employees. These programs require adherence to strict codes of conduct and combined with the operation of facilities in accordance with the standards of the American Correctional Association provides CSC with a competitive advantage over operators which do not employ such programs.

    Commitment of Capital. From time to time CSC will finance and own the facilities it operates. Ownership of facilities can provide CSC with numerous benefits including:

    - control over the use of the facility;

    - improved long term returns;

    - ability to expand capacity; and

    - the ability to accelerate the contract process. CSC believes its ability to commit capital to facility ownership reduces its competition and can provide a valuable strategic asset. CSC anticipates using its capital to build and purchase facilities which address specific client needs and believes this will provide CSC with increased business opportunities.

    Partnering With Government. CSC views its contracting agencies as partners and works closely with them to modify programs, share financial benefits, and solve issues. CSC believes its focus on customer service has led to CSC's receipt of multiple contracts from the same jurisdiction. In addition, CSC consistently receives outstanding references from its contracting agencies which provide business opportunities in new markets. CSC will continue to encourage potential new clients to contact its existing client base and believes its reputation for servicing its clients will lead to continued opportunities.


Operational Divisions

    CSC has organized its operations into three divisions: Adult, Juvenile and Community Corrections.

    Adult. The Adult Division operates 15 facilities, seven in Texas, two in Arizona and one in each of Colorado, Mississippi, New Mexico, Oklahoma and Washington, with a total of 6,621 beds. In addition to providing housing for adult inmates, CSC provides a variety of rehabilitative and educational services. CSC also provides health care, transportation, food services and work and recreational programs for adult inmates.

    Juvenile. The Juvenile Division operates 18 facilities, 10 located in Texas. In addition, CSC has contracts to begin operating a 100 bed facility in Salinas, Puerto Rico and a 96 bed facility in Clark County, Nevada. The juvenile facilities house convicted youths aged 12 to 20 and represent a total of approximately 2,850 beds under contract. CSC manages secure and non-secure juvenile offender facilities for low, medium, and high risk youths in highly structured programs, including military-style boot camps, wilderness programs, secure education and training centers, and detention facilities. CSC believes these programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility and family values, can help reduce the recidivism rate of its program participants.

    Community Corrections. The Community Corrections Division operates four facilities, two in each of Texas and New York with a total of 459 beds. These are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Offenders are eligible for these programs based upon the type of offense committed and behavior while incarcerated in prison. If qualified, offenders may generally spend the last six months of their sentence in a community corrections program, whose mission is to reduce the likelihood of an inmate committing an offense after release by assisting in the reunification process with family and the community. Normally, in order to remain in the program, offenders must be employed, participate in substance abuse programs, submit to frequent random drug testing, and pay a predetermined percentage of their earnings to the government to offset the cost of the program. CSC supervises these activities and also provides life skills training, case management, home confinement supervision and family reunification programs from these facilities. CSC believes that community correctional facilities help reduce recidivism, result in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives to prisons.


Marketing and Business Development

    CSC engages in extensive marketing and business development on a national basis and markets selected projects in the international arena. Marketing efforts are spearheaded by CSC's business development team in conjunction with CSC's executive officers and outside consultants.

    CSC's business development department is responsible for marketing the full range of services to clients. CSC's business development department has specialists in both the juvenile and adult markets. Marketing responsibilities include identifying new clients, preparing and delivering formal presentations and identifying strategic partners.

    CSC receives frequent inquiries from or on behalf of governmental agencies. Upon receiving such an inquiry, CSC determines whether there is an existing or future need for CSC's services, whether the legal and political climate is conducive to privatized correctional operations and whether or not the project is commercially viable.


Contract Award Process

    Most governmental procurement and purchasing activities are controlled by procurement regulations take the form of a Request for a Proposal, and to date most of CSC's new business has resulted from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of 15 to 120 days from the time the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder's experience and qualifications and the price at which the bidder is willing to provide the services. From time to time, CSC engages independent consultants to assist in responding to the RFPs. Approximately six to eighteen months is generally required from the issuance of the RFP to the contract award.

    Before responding to an RFP, CSC researches and evaluates, among other factors:

    - the current size and growth projections of the available correctional and detention population;

    - whether or not a minimum capacity level is guaranteed;

    - the willingness of the contracting authority to allow CSC to house populations of similar classification within the proposed facility for other governmental agencies; and

    - the willingness of the contracting authority to allow CSC to make adjustments in operating activities, such as work force reductions in the event the actual population is less than the contracted capacity.

    Under the RFP, the bidder may be required to design and construct a new facility or to redesign and renovate an existing facility at its own cost. In such event, CSC's ability to obtain the contract award is dependent upon its ability to obtain the necessary financing or fund such costs internally.

    In addition to issuing formal RFPs, governmental agencies may use a procedure known as Purchase of Services or Requests for Qualification. In the case of an RFQ, the requesting agency selects a firm it believes is most qualified to provide the necessary services and then negotiates the terms of the contract, including the price at which the services are to be provided.


Market

    Throughout the United States, there is a growing trend toward privatization of correctional and detention functions as federal, state and local governments have faced continuing pressure to control costs and improve the quality of services. Further, incarceration costs generally grow faster than many other parts of budget items. In an attempt to address these pressures, governmental agencies responsible for correctional and detention facilities are increasingly privatizing facilities.

    Numerous studies have proven there is a general shortage of beds available in detention and treatment facilities. That fact, coupled with the high rate of recidivism and the public demand for longer sentences, has resulted in over-crowding in these facilities. In addition, numerous courts and other governmental entities in the United States have mandated that services offered to inmates be expanded and living conditions be improved. Many governments do not have the readily available resources to make the changes necessary to meet such mandates.

    According to the United State Department of Justice Office and Juvenile Justice Delinquency Prevention, "Juvenile Offenders and Victims: 1996 Update of Violence" and "Juvenile Arrests 1995", in 1996 there were 2.7 million arrests of persons under 18, up 67% from 1986. One-fourth of juvenile arrests in 1995 were of females-a steady increase since 1991. By the year 2010, juvenile arrests for violent crime are expected to more than double.

    In the international sector, the demand for privately managed facilities is increasing due to fiscal pressures, overcrowding, increasing recidivism and an overall desire to deliver augmented services while minimizing their cost impact.


Competition

    CSC competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of CSC's competitors have greater resources than CSC. CSC also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, CSC's Community Corrections and Juvenile Divisions compete with governmental and not-for-profit entities. CSC's main competitors include Wackenhut Corrections Corporation, Cornell Corrections and Prison Realty Trust.


Facilities

    CSC operates both pre-disposition and post-disposition secure and non-secure correctional and detention facilities and non-secure community correctional facilities for federal, state and local correctional agencies. Pre-disposition secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-disposition secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. CSC operates four types of post-disposition facilities: secure prisons, intermediate sanction facilities, military-style boot camps, and secure treatment and training facilities. Secure prisons and intermediate sanction facilities provide secure correctional services for individuals who have been found guilty of one or more offenses. Offenders placed in intermediate sanction facilities are typically persons who have committed a technical violation of their parole conditions, but whose offense history or current offense does not warrant incarceration in a prison. Both types of facilities offer vocational training, substance abuse treatment and offense specific treatment. Boot camps provide intensely structured and regimented residential correctional services which emphasize disciplined activities modeled after the training principles of military boot camps and stress physical challenges, fitness, discipline and personal appearance. Secure treatment and training facilities provide numerous services designed to reduce recidivism including: educational and vocational training, life skills, anger control management, and substance abuse counseling and treatment.

    CSC also operates non-secure residential and non-residential community corrections programs. Non-secure residential facilities, known as half-way houses, provide residential correctional services for offenders in need of less

<PAGE                                  6

supervision and monitoring than are provided in a secure environment. Offenders in community corrections facilities are typically allowed to leave the facility to work in the immediate community and/or participate in community-based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last nine months of their sentence. Non-residential programs permit the offender to reside at home or in some other approved setting under supervision and monitoring by CSC. Supervision may take the form of either requiring the offender to report to a correctional facility a specified number of times each week and/or having CSC employees monitor the offender on a case management basis at his/her work site and home.

    The following information is provided with respect to the facilities for which CSC had management contracts as of March 30, 1999:


Adult Division

                                                                       Contracting            Owned,
Facility Name, Location and        Contracted                         Governmental          Leased, or
Year Operations Commenced            Beds(1)    Type of Facility         Agency             Managed(2)
---------------------------        ----------   ----------------      ------------          ----------
Seattle INS Detention Center           150      Secure Detention      INS                   Managed
 	Seattle, Washington (1989)                    Facility

South Texas Intermediate               400      Secure Intermediate   State                 Managed
  Sanction	Facility                             Sanction Facility
 	Houston, Texas (1993)

Tarrant County Community               230      Secure Intermediate   County                Managed
 	Correctional Facility(3)                      Sanction Facility
 	Mansfield, Texas (1992)

Travis County Substance Abuse           74      Secure Intermediate   County                Managed
 	Treatment Facility                            Sanction Facility
	 Del Valle, Texas (1994)

Arizona State Prison, Phoenix West     400      Prison                State                 Owned
 	Phoenix, Arizona (1996)

Arizona State Prison, Florence         600      Prison                State                 Owned
 	Florence, Arizona (1997)

McKinley County Jail                   200      Jail/Long-Term        County/Multi-State    Managed
  Gallup, New Mexico (1997)                     Detention

Frio County Jail                       300      Jail/Long-Term        County/State/Federal  Part-Leased/
  Pearsall, Texas (1997)                        Detention                                   Part-Owned

Grenada County Jail                    160      Jail                  County                Managed
 	Grenada, Mississippi (1998)

Jefferson County Downtown Jail         500      Jail/Long-Term        County/State          Managed
 	Beaumont, Texas (1998)                        Detention

Newton County Correctional Facility    872      Prison                State/Federal         Managed
 	Newton, Texas (1998)



Central Oklahoma Correctional          850      Prison                Multi-State           Managed
 	Facility
 	McLoud, Oklahoma (1998)

South Fulton Municipal Regional Jail   196      Jail/Long-Term        County/Federal        Managed
 	Union City, Georgia (1999)                    Detention



Dickens County Correctional Center     489      Long Term Detention   State                 Managed
 	Spur, Texas (1998)

Crowley County Correctional Facility  1200      Prison                Multi-State           Managed
 	Crowley, Colorado (1998)



Juvenile Division
                                                                       Contracting         Owned,
Facility Name, Location and        Contracted                          Governmental      Leased, or
Year Operations Commenced            Beds(1)    Type of Facility          Agency         Managed(2)
---------------------------        ----------   ----------------       ------------      ----------

Tarrant County Community               120      Secure Boot Camp      County             Managed
 	Correctional Center(3)                        Facility
	 Mansfield, Texas (1992)

Hemphill County Juvenile               100      Secure Boot Camp      County             Leased
  Detention	Center                              Facility
 	Canadian, Texas (1994)

Bartow Youth Training Center            74      Secure & Residential  State              Managed
  Bartow,	Florida (1995)                        Treatment Facility

Pahokee Youth Training Center          350      Secure Treatment      State              Managed
 	Pahokee, Florida (1997)                       Facility

Polk City Youth Training Center        350      Secure Treatment      State              Managed
 	Polk City, Florida (1997)                     Facility

Bell County Youth Training Center       96      Secure Detention      County             Managed
 	Killeen, Texas (1997)                         Facility

Okaloosa County Juvenile                65      Secure Treatment      County             Managed
  Residential	Facility                          Facility
 	Okaloosa, Florida (1998)

Bayamon Detention Center(4)            120      Secure Detention      Commonwealth of    Managed
 	Bayamon, Puerto Rico (1998)                   Facility              Puerto Rico

Bayamon Treatment Center               141      Secure Treatment      Commonwealth of    Managed
 	Bayamon, Puerto Rico (1998)                   Facility              Puerto Rico

Salinas Treatment Center               100      Secure Detention      Commonwealth of    Owned
 	Salinas, Puerto Rico                          Facility              Puerto Rico
  (1999-Not	Yet Operational)

Colorado County Boot Camp              100      Secure Detention      County             Managed
 	Eagle Lake, Colorado (1998)                   Facility

Judge Roger Hashem Juvenile             64      Secure Detention      County             Managed
  Justice	Center                                Facility
 	Rockdale, Texas (1997)



Martin Hall Juvenile Facility           52      Secure Treatment      County             Managed
 	Medical Lake, Washington (1997)               Facility

Dallas County Secure Post               96      Secure Treatment      County             Managed
 	Adjudication Facility                         Facility
 	Dallas, Texas (1998)

Dallas Youth Academy                    96      Secure Tteatment      County             Managed
 	Dallas, Texas (1998)                          Facility

Paulding Regional Youth                126      Secure Detention      State              Managed
 	Detention Center                              Facility
 	Paulding, Georgia (1999)

Tallulah Correctional Center           700      Secure Treatment      State              Managed
  for Youth                                     Facility
 	Tallulah, Louisiana (1998)

North Las Vegas, Nevada Facility        96      Secure Treatment      State              Managed
 	(2000-Not Yet Operational)                    Facility


Community Corrections Division
                                                                       Contracting       Owned
Facility Name, Location and        Contracted                          Governmental      Leased, or
Year Operations Commenced            Beds(1)    Type of Facility          Agency         Managed(2)
---------------------------        ----------   ----------------       ------------      ----------

Brooklyn Community                     99       Residential            Federal Bureau    Leased
  Correctional Center                           Correctional Facility  of Prisons
 	Brooklyn, New York (1989)

Manhattan Community                    60       Residential            Federal Bureau    Leased
  Corrections Center                            Correctional Facility  of Prisons
 	New York, New York (1990)

Bronx Community                        40       Residential            Federal Bureau    Leased
  Corrections Center                            Correctional Facility  of Prisons
 	Bronx, New York (1996)

New York State Community              135       Residential            State             Leased
  Corrections Center                            Correctional Facility
 	Manhattan, NY (1998)

Fort Worth Community                  125       Residential            State             Leased
  Corrections Center                            Correctional Facility
 	Fort Worth, Texas (1994)

-------------
(1)	The number of beds under contract generally is an estimate in the contract by the contracting government agency of the number of offenders expected to be assigned to the facility and not a guarantee of a minimum or maximum number of offenders to be so assigned. Certain facilities have bed capacity in excess of the number of beds under contract and therefore may be occupied by a greater number of offenders than is estimated pursuant to the contract.
(2)	A managed facility is a facility for which CSC provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3)	This facility is listed both as part of CSC's Adult Division and its
    Juvenile Division as the facility houses both adult and juvenile offenders.
(4)	Operations will discontinue effective May 1, 1999.  (See "Management's
    Discussion and Analysis of Financial Condition and Results of Operation.")


Facility Management Contracts

    CSC is primarily compensated on the basis of the population in each of its facilities on a fixed rate per inmate per day; however, some contracts have a minimum revenue guarantee. Invoices are generally sent on a monthly basis detailing the population for the prior month. Occupancy rates for facilities tend to be low when first opened or when expansions are first available. However, after a facility passes the start-up period, typically three months, the occupancy rate tends to stabilize.

    CSC is required by its contracts to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage. CSC is also required to indemnify the contracting agencies for claims and costs arising out of CSC's operations and in certain cases, to maintain performance bonds.

    As is standard in the industry, CSC's contracts are short term in nature, generally ranging from one to three years and contain multiple renewal options. Most facility contracts also generally contain clauses which allow the governmental agency to terminate a contract with or without cause, and are subject to legislative appropriation of funds. To date, none of CSC's contracts have been terminated though any of these methods.


Operating Procedures

    CSC is responsible for the overall operation of each facility under its management, including staff recruitment, general administration of the facility, security of inmates and employees, supervision of the offenders and facility maintenance. CSC, either directly or through subcontractors, also provides health care, including medical, dental and psychiatric services and food service. Certain facilities also offer special rehabilitative and educational programs, such as academic or vocational education, job and life skills training, counseling, substance abuse programs, and work and recreational programs.

   CSC's contracts generally require CSC to operate each facility in accordance with all applicable local, state and federal laws, rules and regulations and the standards and guidelines of the American Correctional Association. The ACA standards, designed to safeguard the life, health and safety of offenders and personnel, describe specific objectives with respect to administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. CSC believes the benefits of operating its facilities in accordance with ACA standards include improved management, better defense against lawsuits by offenders alleging violations of civil rights, a more humane environment for personnel and offenders and measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis. Several of our facilities are fully accredited by the ACA and certain other facilities currently are being reviewed for accreditation. CSC's goal is to obtain and maintain ACA accreditation for all of its facilities. Richard P. Staley, CSC's Senior Vice President and director, is a member of the ACA and a certified ACA standards auditor for jail and detention facilities. James Irving, CSC's Vice President for Juvenile Justice, is a past Chairman of the ACA Standards Committee and a certified ACA standard auditor for jail and detention facilities.


Facility Design and Construction

    In addition to its facility management services, CSC also consults with various governmental entities to design and construct new correctional and detention facilities and renovate older facilities to provide enhanced services to the population. CSC manages all of the facilities it has designed and constructed or redesigned and renovated.

    Pursuant to CSC's design, construction and management contracts, it is responsible for overall project development and completion. Typically, CSC develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, CSC utilizes, with appropriate modifications, prototype designs CSC has used in developing other projects. Management of CSC believes that the use of such prototype designs allows it to reduce cost overruns and construction delays.


Facilities Under Construction

    Renovations are underway in the 141 bed juvenile treatment facility in Bayamon, Puerto Rico. The facility currently houses 96 residents. It is expected that the renovation will be complete in June 1999.

    Construction has begun on a 100 bed juvenile detention center in Salinas, Puerto Rico. The facility will house minimum to medium risk residents, aged 12 to 17, and is expected to be completed in October 1999.

Employees

    At March 30, 1999, CSC had approximately 3,794 full-time employees, consisting of clerical and administrative personnel, security personnel, food service personnel and facility administrators. CSC believes its relationship with its employees is good.

    Each of CSC's facilities is led by an experienced facility administrator. Other facility personnel include administrative, security, medical, food service, counseling, classification and educational and vocational training personnel. CSC conducts background screening checks and drug testing on potential facility employees. Some of the services rendered at certain facilities, such as medical services and education or training, are provided by third-party contractors.


Employee Training

    All jurisdictions require corrections officers to complete a specified amount of training prior to employment. In most cases, CSC employees must undergo at least 160 hours of training before being allowed to work in a position that will bring them in contact with offenders or detainees. This training consists of approximately 40 hours relating to CSC policies, operational procedures and management philosophy, and 120 hours relating to legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills and job training relating to the specific tasks to be held. Each CSC employee having contact with offenders receives a minimum of 40 hours of additional training each year, and each management employee receives a minimum of 24 hours of training each year.


Insurance

    Each management contract with a governmental agency requires CSC to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage and to indemnify the contracting agency for claims and costs arising out of CSC's operations.

    CSC maintains general liability insurance in the amount of $5,000,000 and two umbrella policies in the amount of $5,000,000 and $25,000,000, respectively, covering itself and each of its subsidiaries. There can be no assurance that the aggregate amount and kinds of CSC's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

    In addition, CSC is unable to secure insurance for some unique business risks including, but not limited to, riot and civil commotion or the acts of an escaped offender.


Regulation

    The industry in which CSC operates is subject to federal, state and local regulations which are administered by a variety of regulatory authorities. Generally, providers of correctional services must comply with a variety of applicable federal, state and local regulations, including educational, health care and safety regulations. Management contracts frequently include extensive reporting requirements. In addition, many federal, state and local governments are required to follow competitive bidding procedures before awarding a contract. Certain jurisdictions may also require the successful bidder to award subcontracts on a competitive bid basis and to subcontract to varying degrees with businesses owned by women or minorities.


Item 2.		Properties.
         ----------

Brooklyn, New York Lease

    The Company leases this building, located at 988 Myrtle Avenue, Brooklyn, New York, from Myrtle Avenue Family Center, Inc. ("MAFC") pursuant to a lease which commenced January 1, 1999 and expires December 31, 2003. The lease establishes a monthly rental of $40,000 and contains two five-year renewal options. The monthly rental for the first option period, which runs from January 1, 2004 through December 31, 2008, is $45,000, and the monthly rental for the second option period, which runs from January 1, 2009 through December 31, 2013, is $50,000. In addition, the Company pays taxes, insurance, repairs and maintenance on the building. MAFC is a corporation owned by Esther Horn (27.5%), James F. Slattery (8%) and Aaron Speisman (27.5%), significant stockholders of the Company. The terms of the lease were not negotiated at arms length due to their relationship with both the Company and MAFC.

Bronx, New York Lease

    The Company leases a building located at 2534 Creston Avenue, Bronx, New York from Creston Realty Associates, L.P. ("CRA"), which is owned 10% by Esther Horn, a significant stockholder of the Company. The lease term is two years commencing October 1, 1996 and expiring October 1, 1998 with three one year renewal options. The Company is currently in its first additional one year option period and has two additional one year option periods. The Company currently pays a base rent of $189,000 per year which will escalate five percent per year for each of the remaining two year options if they are exercised. The Company pays taxes, insurance, repairs and maintenance on this building which will be used to house a community correctional center. The terms of this lease were not negotiated at arms length due to the relationship between the Company, Ms. Horn and CRA. However, pursuant to the terms of a Board of Directors resolution adopted in connection with the Company's initial public offering, all transactions between the Company and any of its officers, directors or affiliates (except for wholly-owned subsidiaries) must be approved by a majority of the unaffiliated members of the Board of Directors and be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and be in connection with bona fide business purposes of the Company.

Manhattan, New York Lease

    The Company subleases the building located at 12-16 East 31st Street, New York, New York as well as an annex located at 11 East 30th Street, New York, New York from LeMarquis Operating Corp. ("LMOC"). The Company currently utilizes approximately fifty percent of the building for the LeMarquis Correctional Center and for the New York Community Correctional Program. LMOC is a corporation owned 25% by Ms. Horn and 8% by Mr. Slattery. LMOC leases this building from an unaffiliated party at a current base monthly rental of approximately $16,074 (the "Base Rent"), plus taxes and other charges in the approximate current amount of $17,500 for a total monthly rental of approximately $33,500. The Company has the right to use as much of the building as it requires for its business subject to the rights of certain residential subtenants to remain in the building. These rights include the right to housing, at a predetermined rental, for an indefinite period of time pursuant to New York State rent stabilization laws.

    The Company pays rent of $18,000 per month above the rent paid by LMOC to the building's owner for a total monthly rent of approximately $51,500. The Company has, to date, invested $739,000 in leasehold improvements. The
Company will not receive any credit, in terms of a reduction in rent or otherwise, for these improvements. The initial term of the Company's sublease expired April 30, 1995 and is in its first renewal period which expires
April 30, 2000. The sublease contains two additional five-year renewal options beginning May 1, 2000. The monthly rent above the rent paid by LMOC to the building's owner will increase to $22,000 per month during the second renewal term beginning May 1, 2000 and to $26,000 per month during the third renewal term beginning May 1, 2005.


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

    In June 1998, the Company leased an additional 5,574 square feet of office space located at 1819Main Street, Sarasota, Florida from an unaffiliated party. The lease commenced June 4, 1998 and expires December 31, 2004 and calls for a monthly rental of $6,415.

    The Company also leases an office at 1 Fordham Plaza, Bronx, New York from an unaffiliated party at a monthly rental of $6,987. The lease for these premises commenced January 1999 and expires January 2004.


Item 3.		Legal Proceedings.
         -----------------

    The nature of CSC's business results in numerous claims or litigation against CSC for damages arising from the conduct of its employees or others. Under the rules of the SEC, CSC is obligated to disclose lawsuits which involve a claim for damages in excess of 10% of its current assets notwithstanding CSC's belief as to the merit of the lawsuit and the existence of adequate insurance coverage.

    In March 1996, former inmates at one of CSC's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of CSC and claiming $500,000,000 for each compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees at one of CSC's facilities, and certain of their spouses, filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996. In July 1997 former detainees of CSC's Elizabeth, New Jersey Facility filed suit in the United States District Court for the District of New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of CSC. No monetary damages have been stated.

    CSC believes the claims made in each of the foregoing actions to be without merit and will vigorously defend such actions. CSC further believes the outcome of these actions and all other current legal proceedings to which it is a party will not have a material adverse effect upon its results of operations, financial condition or liquidity. However, there is an inherent risk in any litigation and a decision adverse to CSC could be rendered.


Item 4.		Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    Not applicable.


                                     PART II

Item 5.		Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

    The common stock of CSC is traded on the Nasdaq National Market. The following table sets forth, for the calendar quarters indicated, the high and low sale prices per share on the Nasdaq National Market, based on published financial sources.

                                                       CSC Common
                                                          Stock
                                                          -----
                                                       Sale Price
                                                       ----------
                                                   High         Low
                                                   ----         ---
         1997
           		First Quarter                         $15          $ 9 3/4
           		Second Quarter	                        13 5/8        9 1/4
           		Third Quarter	                         15 1/4       10 3/4
           		Fourth Quarter	                        15 1/2        9 1/8

         1998
           		First Quarter	                         15 3/4       10 3/16
           		Second Quarter	                        16 7/8       12 1/2
           		Third Quarter	                         15 1/2        8 7/8
           		Fourth Quarter	                        14 1/4        6 3/4

    On the record date there were 87 holders of record and approximately 2,955 beneficial shareholders registered in nominee and street name.

Item 6.		Selected Financial Data.

    The information below has been derived from the audited consolidated financial statements of Correctional Services Corporation audited by Grant Thornton LLP as of and for its fiscal years ended December 31, 1994 through 1998. This information is only a summary and should be read in conjunction with Correctional Services Corporation's historical financial statements, and related notes, as of and for the years ended December 31, 1996 through 1998 and contained in the Management's Discussion and Analysis report included elsewhere herein.

                                                      Year Ended December 31,
                                          --------------------------------------------
                                          1998(1)    1997     1996     1995      1994
                                          ------    ------   ------   ------    ------
                                               (in thousands except per share data)

Statement of operations data:
  		Revenues	                             $97,928   $59,936  $31,502  $31,490   $24,273
  		Operating expenses	                    71,255    43,472   21,928   19,732    14,899
  		General and administrative	expenses    16,264    11,859    8,656    9,938     6,696
  		Facility closure costs	                     -         -    3,329    3,910         -
  		Deferred development and
      start-up costs	                      11,630
  		Operating income (loss)	               (1,221)    4,605   (2,411)  (2,090)    2,678
  		Interest income (expense), net	          (694)      444     (482)    (699)     (133)
  		Earnings (loss) before income
		   	taxes and cumulative effect
      of change in accounting principle	   (1,914)    5,049   (2,893)   (2,789)   2,545
  		Income tax expense (benefit)	            (756)    2,023   (1,025)   (1,050)   1,002
  		Earnings (loss) before
      cumulative effect of
  			 change in accounting principle       (1,158)    3,026   (1,868)   (1,739)   1,543
   	Cumulative effect of change
      in accounting principle,
      net of tax of $3,180	                (4,863)        -        -         -        -
  		Net earnings (loss)	                   (6,022)    3,026   (1,868)   (1,739)   1,543
  		Net earnings (loss) per share:
    				Basic	                            $ (0.78)  $  0.39  $ (0.32)  $ (0.38) $  0.35
    				Diluted	                            (0.78)     0.37    (0.32)    (0.38)    0.34
Balance sheet data:
  		Working capital	                      $11,159   $ 6,692  $23,560   $ 4,540  $ 1,356
  		Total assets	                          66,637    55,866   50,304    23,341   14,518
  		Long-term debt, net of current
   			portion	                             11,820       321        -     5,221    4,785
	  	Shareholders' equity	                  37,922    43,188   39,925     9,222    7,093
____________
(1)	The 1998 amounts include the effect of the adoption of the AICPA Statement of Position 98-5, Accounting for Startup Costs.  (See "Management's
    Discussion and Analysis of Financial Condition and Results of Operations.")


Item 7.		Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         -------------------------

General

    The Company's primary source of revenue is generated from the management of correctional and detention facilities under federal, state and local governmental agency contracts. In addition, the Company receives revenue for educational and aftercare services. The majority of the Company's contracts are based on a daily rate per offender, some of which have guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of offenders housed.

    The Company typically pays all facility operating expenses, except rent in the case of certain government-provided facilities. The Company's primary expenses are categorized as either operating or general and administrative. Operating expenses consist of corporate and facility employee salaries, wages, fringe benefits, payroll taxes and resident expenses which include food, medical services, supplies and clothing. General and administrative expenses consist among other items of rent, utilities, insurance, professional fees, travel and lodging and depreciation and amortization.

    The Company usually incurs development costs, which may range from $50,000 to $200,000, in responding to a governmental agency RFP. Such costs include planning and developing the project, preparing the bid proposal, travel, legal expenses and consulting fees. In addition certain contracts require payments to be made to certain governmental agencies. For the year ended December 31, 1997 and prior, if management believed the recovery of such costs was probable, the costs were deferred until the anticipated contract was awarded, at which time the deferred costs were amortized on a straight-line basis over the term of the contract, including option periods not to exceed five years. Development costs of unsuccessful or abandoned bids were expensed. The time period from incurring initial development costs on a project to the commencement of operations generally ranging from six to eighteen months. In the fourth quarter of 1998, the Company elected to early adopt the American Institute of Certified Public Accountants Statement of Position 98-5
(SOP 98-5), Accounting for Start-up Costs effective January 1, 1998. As a result, the Company was required to record a cumulative effect of change in accounting principle of $4,863,380 (net of tax benefit of $3,180,000) retroactively to January 1, 1998, and a current year effect of expensing start-up and deferred development costs as incurred throughout the remainder of the year. The required adoption of SOP 98-5 effects many industries, including the one in which the Company operates.

    After a contract has been awarded, the Company incurs start-up costs from the date of the award until commencement of operations. For the year ended December 31, 1997 and prior start-up costs which included recruitment, training costs, wages, travel of personnel and certain legal costs, were capitalized until operations commence, at which time such costs were amortized on a straight-line basis over the term of the contract, including option periods not to exceed five years. As stated above, in the fourth quarter of 1998, the Company elected to early adopt SOP 98-5 and, as a result, these start-up costs were expensed during the year ended December 31, 1998.


Recent Developments

    On September 24, 1998, the Company announced that it had entered into a definitive merger agreement with Youth Services International, Inc. (YSI), under which each outstanding share of YSI common stock will be converted into
 .375 shares of CSC common stock. On March 2, 1999, the Company announced that the parties had agreed to amend the merger agreement to reduce the exchange ratio to .275 shares of CSC common stock for each outstanding share of YSI common stock. Under the merger agreement, YSI will become a wholly-owned subsidiary of CSC. The merger is currently scheduled to be closed at the end of March 1999. Transaction costs consisting of financial advisory fees, legal and accounting services and travel costs of $727,000 as of December 31, 1998 were capitalized. These non-recurring costs will be charged to operations during the fiscal quarter in which the merger is consummated. If circumstances arise that would prevent or cause the merger to terminate these costs as well as other merger-related expenses incurred since December 31, 1998 would be expensed at that time.

    On February 8, 1999 the Company announced it had finalized a contract to operate a 96-bed secure treatment facility in Clark County, Nevada. The Company believes that this facility is the first of its kind to be privatized in that state.

    On February 23, 1999, the Company announced that it had mutually agreed with the Administration of Juvenile Institutions not to renew the contract for the 120-bed Bayamon Detention Center in Bayamon, Puerto Rico effective May 1, 1999.

Results of Operations

    The following table sets forth certain operating data as a percentage of total revenues:

                                             Percentage of Total Revenues
                                             ----------------------------
                                                      Years Ended
                                                      December 31,
                                                      -----------
                                            1998         1997         1996
                                            ----         ----         ----

     Revenues                               100.0%       100.0%       100.0%
                                            -----        -----        -----
     Expenses:
       Operating                             72.8         72.5         69.6
       General and Administrative            16.6         19.8         27.5
       Ft. Worth & NYCC facilities
         loss reserves                          -            -         10.6
       Startup and deferred development      11.9            -            -
                                            -----        -----        -----
         Total expenses                     101.3         92.3        107.7
                                            -----        -----        -----
         Operating income (loss)             (1.3)         7.7         (7.7)
     Interest income (expense), net          (0.7)         0.7         (1.5)
                                            -----        -----        -----
       Income (loss) before income taxes
         and cumulative effect of
         change in accounting principle      (2.0)         8.4         (9.2)

       Income tax benefit (expense)           0.8         (3.4)         3.3
                                            -----        -----        -----
         Net income (loss) before
           cumulative effect of
           change in accounting principle    (1.2)         5.0         (5.9)
     Cumulative effect of change
       in accounting principle                5.0            -            -
                                            -----        -----        -----
         Net income (loss)                   (6.2)%        5.0%        (5.9)%
                                            -----        -----        -----
                                            -----        -----        -----


Year ended December 31, 1998 Compared to Year ended December 31, 1997

    Revenue increased by $38 million or 63.4% for the year ended December 31, 1998 to $97,928,498 compared to the same period in 1997. The increase in revenue was directly related to an increase in the number of residents housed by the Company in 1998. These increases were primarily due to:

    - A $18.4 million increase generated primarily from the following new facilities: Eagle Lake, Texas; Newton, Texas; Bayamon Detention and Treatment, Puerto Rico; Jefferson County, Texas; Dickens County, Texas; Dallas County I and Dallas County II, Texas; McCloud, Oklahoma; Okaloosa, Florida; Tallulah, Louisiana.

    - A $16.9 million increase generated primarily from a full year of revenue from the following facilities which opened in 1997: Florence, Arizona; Pahokee, Florida; Frio County, Texas; Milam County, Texas; Gallup, New Mexico; Grenada, Mississippi; Martin Hall, Washington.

    - A $2.7 million net increase generated from per diem rate and occupancy level increases in other facilities.

    Operating expenses increased $27.8 million or 64.0% for the year ended December 31, 1998 to $71,255,339 compared to the same period in 1997 primarily due to:

    - Increases in payroll and related payroll taxes and benefits that were related to employees working at the new facilities and facilities opened for the full year mentioned above.

    - Increases in payroll and related payroll taxes and benefits that were related to employees working at the corporate office to support the above new facilities.

    As a percentage of revenues, operating expenses of 73% remained consistent in 1998 compared to the same period in 1997.

    General and administrative expenses increased $4.4 million or 37.1% for the year ended December 31, 1998 to $16,264,107 compared to the same period in 1997. The increase in general and administrative expenses was primarily attributable to the opening and full year of operations from the above mentioned facilities.

    As a percentage of revenues, general and administrative expenses decreased to 18.7% before the effect of adopting SOP 98-5 in 1998 from 19.8% in 1997. The decrease in general and administrative expenses as a percentage of revenue is a result of leveraging these additional costs over a larger revenue base. General and administrative expense as a percentage of revenue was 16.6% in 1998 after the effect of adopting SOP 98-5. The reduction from 18.7% is directly attributable to reversing amortization expense related to start-up and deferred development in 1998 of $2,084,142 required by SOP 98-5.

    Due to the early adoption of SOP 98-5, for the year ended December 31, 1998 the Company expensed startup and deferred development costs totaling $11,629,841. In addition, the Company was required to record a cumulative effect of change in accounting principle of $4,863,380 (net of tax of $3,180,000) retroactively to January 1, 1998 (See Note A of the notes to the consolidated financial statements).

    Interest expense, net of interest income, was $693,739 for the year ended December 31, 1998 compared to interest income, net of interest expense of $444,077 for the year ended December 31, 1997, a net increase in interest
expense of $1,137,816.   This increase resulted from:

    - A $584,000 decrease in interest income related to the utilization of the proceeds from the September 1996 public offering to finance the Company's growth and expansion during 1998. A substantial portion of the proceeds had been invested in cash equivalents during 1997.

    - A $254,000 net increase in interest expense from the utilization of the Company's credit facility to finance the Company's growth and expansion during 1998.

    - A reduction of capitalized interest in 1998 by $300,000 compared to 1997. In 1997, $371,500 was capitalized related to construction of the Company's Florence, Arizona facility. In 1998, $72,000 was capitalized related to construction and capital improvements to the Company's Gallup, New Mexico, Frio, Texas and Canadian, Texas facilities.

    For the year ended December 31, 1998 the Company recognized an income tax benefit of $755,700 on income before the cumulative effect of change in accounting principle and an income tax benefit of $3,180,000 related to the cumulative effect of change in accounting principle. For the year ended December 31, 1997 the Company recognized a provision for income taxes of $2,022,853. The effective tax rate was 39.5% in 1998 and 40.1% in 1997.

    As a result of the foregoing factors, the Company had a net loss of ($1,158,827) and ($6,022,207) or ($0.15) and ($0.78) per share before and after the cumulative effect of change in accounting principle, respectively, for the year ended December 31, 1998. During the year ended December 31, 1997 net income was $3,025,524 or $0.39 per share.


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

    The Company had working capital at December 31, 1998 of $11,159,481 compared to $6,691,704 at December 31, 1997. The Company's current ratio increased from
1.58 to 1 at December 31, 1997 to 1.66 to 1 at December 31, 1998. The increase is principally attributable to an increase in accounts receivable related to the addition of new facilities throughout the year.

    Net cash of $6,094,505 was used in operating activities for the year ended December 31, 1998 as compared to $3,352,506 provided by operations for the year ended December 31, 1997. The change was attributed primarily to:

    - A decrease in net income of $10,638,528 caused by the adoption of SOP 98-5.

    - An increase in accounts receivable, prepaid expenses and offset by an increase in accounts payable all related to the opening of new facilities, as well as an offset by the cumulative effect of change in accounting principle and the related deferred tax asset.

    Net cash of $7,650,672 was used in investing activities during the year ended December 31, 1998 as compared to $16,119,177 being used in the year ended December 31, 1997. In the 1998 period such cash was used principally for:

    - Capital expenditures related to the opening of new facilities and the expansion and renovation of the Company's Frio, Texas, Gallup, New Mexico and Canadian, Texas facilities.

    - The purchase of land and land improvements for future development.

    In the comparable period for 1997, the principal investing activities of the Company were the construction of the Florence, Arizona facility, and fixed asset and start-up costs relating to the opening of new facilities.

    Net cash of $10,264,710 was provided by financing activities in the year ended December 31, 1998 as compared to $2,949,532 used in financing activities in the year ended December 31, 1997. During 1998 the Company's primary sources of funding were:

    - Net proceeds of $11,500,000 from the Company's revolving credit agreement.

    - Proceeds of $1,265,000 (net of imputed interest) from the sale of equipment and leasehold improvements.

    - Proceeds from the exercise of stock warrants and options.

    During 1998 the Company's primary uses of funds were:

    - Approximately $2,900,000 to retire subordinated notes, which became due in July of 1998.

    - Debt issuance costs and other assets.

    In the comparable period for 1997 $4,336,000 was used to prepay a 12 year lease for the Frio, Texas facility and was offset by $1,248,800 (net of imputed interest) installment payments received from the sale of equipment and leasehold improvements and $325,000 mortgage from the acquisition of land for the Florence, Arizona facility.

    The Company received approximately $756,000 and $185,000 from the exercise of stock options and warrants during the years ended December 31, 1998 and 1997, respectively.

    In April 1998 the Company finalized a new five-year credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provides for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes all collateralized by the Company's accounts receivables. The line is comprised of two components, a $10 million revolving credit and $20 million operating lease facility for the construction, ownership and acquisition of correctional facilities. Borrowings under the line are subject to compliance with financial covenants and borrowing base criteria.

    In August of 1998 the Company initiated an amendment to its current credit agreement with a syndicate of banks led by NationsBank N.A. Under the amendment, which was finalized on October 16, 1998, the Company received an additional $17,500,000 temporary increase in its credit facility. The amendment represents interim financing which terminates on June 15, 1999.
Upon receipt of junior capital the increase in the credit facility will become permanent. If the Company is unable to:

    - extend the temporary increase

    - amend the credit facility to provide an increased borrowing base; or

    - obtain alternative financing

then it may have to curtail its growth relating to the construction and operation of potential new facilities. As of December 31, 1998 the total amount outstanding on the revolver was $11,500,000 and the total amount outstanding on the operating lease facility was $16,652,000.

    In addition, the Company would be required to repay any balance outstanding at the time of termination of the increased credit facility. Failure to do so would enable NationsBank to exercise their rights and remedies under the loan agreement. Any such action could have a material adverse effect on the financial condition and results of operations of the Company. There can be no assurance that the Company will be able to issue the necessary junior capital and receive the subsequent increase in its credit facility.

    Once the merger with YSI is consummated the Company will need to obtain additional debt or equity financing to fund the redemption of up to $32.2 million of YSI's 7% Convertible Subordinated Debentures due 2006 within one year after the merger. The holders of approximately $1.7 million of the debentures are entitled to redemption of their debentures within 90 days after the merger and the holders of the debentures representing approximately $30.5 million balance have agreed to extend the redemption date for their redemption's until one year after the merger. We cannot assure that we will be able to obtain financing to fund the redemption obligations or, if able, that we will do so on favorable terms. If we cannot fund this redemption obligation through new financing, our financial viability may be impaired.

    The Company continues to make cash investments in the acquisition and construction of new facilities and the expansion of existing facilities. In addition, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts. In addition the Company is continuing to evaluate opportunities, which could require significant outlays of cash. If such opportunities are pursued the Company would require additional financing resources. Management believes these additional resources may be available through alternative financing methods. In light of the prospective merger with YSI the above financing arrangement may be modified.

Year 2000

    The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's operations. First, many computer systems and software currently in use have been programmed to use two digits rather than four to identify the year. Consequently, the year 2000 could be incorrectly interpreted as the year 1900. The second potential problem is the use of embedded chips in various equipment may also have been designed using the two digits rather than four to define the applicable year. These chips are sometimes used in the security and communication equipment used at certain of the Company's facilities.

    The Company has established a Corporate-level Year 2000 Program Management Plan (PMP), chartered to assure that all of its strategic business units are Year 2000 compliant by the target date of the third quarter 1999. The Company's corporate MIS department has conducted an in-depth assessment of its Year 2000 health. The assessment process has been completed and has resulted in an inventory of business critical software, hardware, and network elements that may be affected by the Year 2000 problem.

    Analysis of the assessment findings revealed that the Company is positioned
to deal with these Year 2000 issues.   Approximately 85% of all computer systems
and software will be in compliance without modification. The Company's
Corporate MIS staff is currently in the process of modifying or replacing the remaining 15% of its computer systems and software. The corporate accounting system has been tested and upgraded to be compliant. The Company has undertaken a program to inventory, assess and correct or replace equipment that contains embedded chips that will have a direct impact on inmate security or employee safety.

    Under the guidelines of the PMP, the Company will be drawing upon the expertise, both internally and externally, of technical experts who specialize in Year 2000 issues. The Company is relying on information that is being provided by vendors and manufacturers regarding the Y2K compliance status of their products. There can be no assurances that in all instances accurate information is being provided and the Company cannot guarantee that the repair, replacement or upgrade of all items of equipment on a timely basis. Contingency planning will be established and implemented in an effort to minimize any impact from Y2K related failures of such equipment. Because some of the Company's physical sites are connected to other entities whose Y2K readiness efforts it does not control, there will be issues that arise which are dependent on these entities' efforts. By vigorously pursuing vendor certifications and warranties, and through comprehensive testing, the Company will ensure that its network, systems and services continue to be reliable through the millennium date change and beyond.

    The Company estimates to invest approximately $150,000 in connection with it's PMP and expects to fund such expenses through cash flows from operations. However there can be no assurances that these estimated will be achieved and actual results could differ materially from those anticipated.

    This entire section "Year 2000 Issue" is hereby designated a "Year 2000 Readiness Disclosure" under and subject to the United States Year 2000 Information and Readiness Disclosure Act (1998).


Item 7A.		Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

    The Company's current financing is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. The Company's subordinated debt and mortgage on property accrues interest at fixed rates of interest.

    The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights.

                                                                              Expected Maturity Dates
                                        -----------------------------------------------------------------------------------------
                                           1999      2000         2001      2002     2003   Thereafter   Total        Fair Value
                                        ----------  ------   -----------  ------   ------   ----------  -----------   -----------

Fixed rate debt                         $1,103,455  $2,290   $     2,524  $2,783   $3,069   $308,665    $ 1,422,786   $ 1,422,786
                                        ----------  ------   -----------  ------   ------   --------    -----------   -----------
                                        ----------  ------   -----------  ------   ------   --------    -----------   -----------

  Weighted average interest
   rate at December 31, 1998  10.00%
                               -----
                               -----

Variable rate LIBOR debt                         -       -   $11,500,000       -        -          -    $11,500,000   $11,500,000
                                        ----------  ------   -----------  ------    -----   --------    -----------   -----------
                                        ----------  ------   -----------  ------    -----   --------    -----------   -----------
  Weighted average interest
   rate at December 31, 1998   8.32%
                              -----
                              -----

Item 8.		Financial Statements and Supplementary Data.
         -------------------------------------------

    The information required by this item is contained on Pages F-1 through F-28 hereof.



Item 9.		Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

    	None


                                   PART III

Item 10.		Directors and Executive Officers of the Registrant.
          --------------------------------------------------

    The following table sets forth the directors and executive officers of the Company, together with their respective ages and positions:

Name                     Age   Position with CSC
----                     ---   ------------------------------------------------

James F. Slattery	        49   President, Chief Executive Officer and
                               Chairman of the Board
Michael C. Garretson	     51   Executive Vice President, Chief Operating Officer
Ira M. Cotler	            35   Executive Vice President, Chief Financial Officer
Aaron Speisman	           50   Executive Vice President and Director
Richard P. Staley	        66   Senior Vice President and Director
Stuart M. Gerson(1)	      54   Director
Shimmie Horn	             26   Director
Melvin T. Stith(1)	       51   Director

------------
(1)	Member of Audit, Compensation and Stock Option Committees.

    James F. Slattery co-founded CSC in October 1987 and has been its President, Chief Executive Officer and a director since CSC's inception and Chairman since August 1994. Prior to co-founding CSC, Mr. Slattery had been a managing partner of Merco Properties, Inc., a hotel operation company, Vice President of Coastal Investment Group, a real estate development company, and had held several management positions with the Sheraton Hotel Corporation.

    Michael C. Garretson joined the Company in August 1994 as its Vice President of Business Development. In October 1995, he became the Director of Planning and Economic Development for the City of Jacksonville, Florida and served in such position until rejoining the Company in January 1996, during which period he also acted as a consultant to the company. Mr. Garretson was elected Executive Vice President and Chief Operating Officer in March 1996. From September 1993 to August 1994, Mr. Garretson was Senior Vice President of Wackenhut and from August 1990 to August 1993 was Director of Area Development for Euro Disney S.C.A., the operator of a European theme park.

    Ira M. Cotler was elected Chief Financial Officer in January 1998. He had served as the Company's Executive Vice President-Finance since joining CSC in March 1996. Prior to joining the Company, from June 1989 to February 1996, Mr. Cotler was employed by Janney Montgomery Scott Inc., an investment banking firm, serving in several capacities, most recently as Vice President of Corporate Finance.

    Aaron Speisman co-founded CSC in October 1987 and has been its Executive Vice President and a director since CSC's inception. From October 1987 to March 1994, Mr. Speisman also served as Chief Financial Officer of CSC. Since June 1, 1996, Mr. Speisman has been employed by CSC on a part-time basis.

    Richard P. Staley has served as CSC's Senior Vice President of Operations since November 1988 and as a director since May 1994. From 1984 to 1987, Mr. Staley was the Evaluation and Compliance Director for Corrections Corporation of America and from 1953 to 1983, held various positions with the United States Department of Justice, Immigration and Naturalization Service. Mr. Staley is a certified American Correctional Association standards auditor for jail and detention facilities.

    Stuart M. Gerson was elected a director of CSC in June 1994. Since March 1993, Mr. Gerson has been a member of the law firm of Epstein Becker & Green, P.C. From January 1993 to March 1993, he was acting Attorney General of the United States. From January 1989 to January 1993, Mr. Gerson was the Assistant U.S. Attorney General for the Civil Division of the Department of Justice.

    Shimmie Horn was elected a director of CSC in June 1996. Mr. Horn is President of Iroquois Properties, Inc. a real estate holding company. Mr. Horn, received a B.A. degree in Economics from Yeshiva College in 1993, and graduated from the Benjamin Cardozo School of Law in 1996. He is the son of the late Morris Horn, the former Chairman and a founder of CSC, and Esther Horn, a principal stockholder of CSC.

    Melvin T. Stith was elected a director of CSC in November 1994. Since July 1991, Mr. Stith has been Dean of the Florida State University College of Business. From December 1989 to July 1991, Mr. Stith was Chairman of the Marketing Department of the Florida State University College of Business where he was also a Professor. Mr. Stith is also a director of Sprint and United Telephone of Florida.

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no family relationships between any of the directors, executive officers or persons nominated or chosen by CSC to become directors or executive officers. CSC's officers are elected annually by the Board of Directors and serve at the discretion of the Board.


Committees of the Board of Directors

    The Board of Directors has an audit committee, a compensation committee and a stock option committee. The Board of Directors does not have a nominating committee or a committee performing the functions of a nominating committee.

    The members of the Audit Committee are Melvin T. Stith and Stuart M. Gerson. The Audit Committee held one meeting during the year ended December 31, 1998 and acted only by unanimous consent. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of CSC's independent public accountants, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with the independent public accountants, review and approve non-audit services of the independent public accountants, review compliance with existing major accounting and financial policies of CSC, review the adequacy of the financial organization of CSC and review management's procedures and policies relative to the adequacy of CSC's internal accounting controls.

    Messrs. Stith and Gerson also serve on the Stock Option and Compensation Committees. The Compensation Committee held one meeting during the year ended December 31, 1998 and the Stock Option Committee acted four times by unanimous written consent during the year ended December 31, 1998. The function of the Compensation Committee is to determine the compensation of CSC's executives. The Stock Option Committee administers CSC's stock option plans and awards stock options.


Indemnification

    CSC's By-Laws provide that CSC shall indemnify each director and such officers, employees and agents as the Board of Directors shall determine from time to time to the fullest extent provided by the laws of the State of Delaware.

    CSC carries insurance providing indemnification, under certain circumstances, to all of CSC's directors and officers for claims against them by reason of, among other things, any act or failure to act in their capacities as directors or officers. The current annual premium for this insurance is approximately $73,000, all of which is paid by CSC. To date, no sums have been paid to any past or present director or officer of CSC under this or any prior indemnification insurance policy.

    CSC has also entered into Indemnity Agreements with all of its directors and executive officers. The Indemnity Agreements provide that CSC will pay any costs which an indemnitee actually and reasonably incurs because of the claims made against him by reason of the fact that he is or was a director or officer of CSC, except that CSC is not obligated to make any payment which CSC is prohibited by law from paying as indemnity, or where:

    - final determination is rendered on a claim based upon the indemnitee's obtaining a personal profit or advantage to which he was not legally entitled;

    - a final determination is rendered on a claim for an accounting of profits made in connection with a violation of Section 16(b) of the Securities Exchange Act of 1934, or similar state or common law provisions;

    - a claim where the indemnitee was adjudged to be deliberately dishonest; or

    - a final determination is rendered that indemnification is not lawful.

Item 11.		Executive Compensation.
          ----------------------

    The following table sets forth the compensation paid or accrued by CSC during the three fiscal years ended December 31, 1998, 1997 and 1996 to CSC's Chief Executive Officer and to CSC's executive officers whose total cash compensation at the end of 1998 exceeded $100,000 for that year (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                      Annual Compensation                Compensation
                                      -------------------                ------------
                                                                           Number of
                                                          Other Annual    Securities     All Other
                                       Salary    Bonus    Compensation    Underlying    Compensation
Name and Principal Position    Year      ($)      ($)        ($)(1)         Options          (2)
                               ----    -------   -------  ------------   ------------   ------------
James F. Slattery              1998    260,519   200,000     11,815          150,000        18,365
		Chairman, Chief              1997    208,373   200,000     17,988                0        27,270
		Executive Officer            1996    208,685         0     19,984                0        20,139
		and President

Michael Garretson(3)           1998    128,814    75,000     12,000(3)             0           292
		Executive Vice President     1997    118,834    75,000     12,000(3)             0           288
                               1996    112,406       507     12,000(3)       100,000             0

Ira Cotler                     1998    141,431     5,000      6,000                0            67
		Executive Vice President,    1997    135,115    75,000      6,000                0            54
		Chief Financial Officer      1996    107,261       507     50,396(4)       100,000             0

------------
(1)	Consists of car lease payments.
(2)	Consists of life insurance premiums.
(3)	Also includes housing allowance.
(4)	Also includes relocation and related costs.

                                                  ---------------

    The following table sets forth information relating to options granted to Mr. Slattery, the only executive officer named in the Summary Compensation Table who was granted options during CSC's fiscal year ended December 31, 1998:

                        OPTION GRANTS IN LAST FISCAL YEAR


                        Individual Grants                       Potential Realizable
--------------------------------------------------------------    Value At Assumed
                             Percentage of                           Annual Rates
                                 Total                              of Stock Price
                   Number of    Options    Exercise                Appreciation For
                   Securites   Granted to    of                       Option Term
                  Underlying   Employees    Base                 -------------------
                    Options    In Fiscal    Price   Expiration
Name                Granted      Year       ($/Sb)     Date        5% ($)      10% ($)
-----------------  ---------    ----------  -------  ----------   ---------   ----------
James F. Slattery	  150,000     63.1%       $13.00    2/17/03     $538,749    $1,190,494

   One half of these options become exercisable six months from the date of grant and the second one-half become exercisable eighteen months from the date of grant.

                                    ------------

    The following table sets forth the value of unexercised stock options held by the Named Executives. No options were exercised by the Named Executives in 1998:

                      OPTION VALUES AT DECEMBER 31, 1998

                      Number of Shares Underlying     Value of In-The-Money
                          Options at Year End          Options at Year End
Name                   Exercisable/Unexercisable    Exercisable/Unexercisable
-----------------     --------------------------    -------------------------
James F. Slattery	           93,125/75,000                 $ 60,624/$0
Michael Garretson            96,250/0                      $323,144/$0
Ira Cotler	                 100,000/0                      $349,500/$0


Employment Agreements

    CSC has entered into an employment agreement with Mr. Slattery which expires February 17, 2001 and provides for minimum annual compensation of $270,000, cost of living increases, use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $200,000.

    Since June 1, 1996, Mr. Speisman has been employed under an agreement which provides for Mr. Speisman's employment on a part-time basis at an annual salary of $35,000.

    The Company entered into an employment agreement with Mr. Garretson which expired on January 20, 1999 and provided for minimum annual compensation of $115,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, related benefits, a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000, and a grant of options to purchase 100,000 shares of the Company's common stock. On December 5, 1998 CSC entered into a three year employment agreement with Mr. Garretson, which provides for minimum annual compensation of $200,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, and related benefits. The agreement also entitles Mr. Garretson to an annual bonus of $100,000 in the first year and $110,000, and $120,000 in the second and third years respectively, provided that the Company's total bed count at each year-end exceeds certain amounts.

    CSC's current employment agreement with Mr. Cotler was extended in July 1997 and has a term of three years with automatic annual renewal provisions. Mr. Cotler receives minimum annual compensation of $135,000, annual salary increases, automobile allowances and a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000. The agreement provides for the negotiation of Mr. Cotler's annual compensation for the period after February 24, 1999 at an amount not less than $149,000. In January 1999, as part of the renegotiation of compensation for the period commencing February 26, 1999, the Company increased Mr. Cotler's base compensation to $200,000 with an annual bonus not to exceed $100,000. In addition, Mr. Cotler was granted five year options to purchase 25,000 shares of CSC common stock at $11.125 per share. These options become exercisable at the annual rate of 8,333 shares, commencing on the date of grant.

    In determining the bonuses payable to Messrs. Slattery, Garretson and Cotler, the calculation of pre-tax profits for 1998 does not give effect to the early adoption of SOP 98-5.

    In October 1989, a subsidiary of CSC entered into an employment agreement with William Banks. Under this agreement, Mr. Banks was responsible for developing and implementing community relations projects on behalf of CSC and for acting as a liaison between CSC and local community and civic groups who may have concerns about CSC's facilities being established in their communities, and with government officials throughout the State of New York. As compensation, Mr. Banks received 3% of the gross revenue from all Federal Bureau of Prisons, state and local correctional agency contracts within the State of New York with a guaranteed minimum monthly income of $4,500. In December 1993, Mr. Banks agreed to become a consultant to CSC upon the same terms and conditions in order to accurately reflect the level and nature of the services he provided. In 1997 and 1998, Mr. Banks earned approximately $239,000 and $300,000, respectively.


Directors Compensation

    Employee-directors of CSC receive no compensation for serving on the Board of Directors other than reimbursement of expenses incurred in attending meetings. Non-employee directors elected or appointed to the CSC Board of Directors are paid an annual directors' fee of $5,000 plus $500 for each Board meeting attended and $250 for each committee meeting attended. In addition, all non-employee directors participate in CSC's 1994 Non-Employee Director Stock Option Plan and are reimbursed for expenses incurred in attending meetings.

Item 12.		Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

    The following table sets forth certain information as of March 30, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of CSC common stock by:

    - each person known by CSC to beneficially own more than 5% of the outstanding shares of CSC common stock;

    - each executive officer named in the summary compensation table included under "Management" and each director of CSC; and

    - all executive officers and directors of CSC as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes shares over which the person or entity has voting or investment power, and shares issuable to such person or entity pursuant to options exercisable within 60 days of the Record Date.

                                                    Number of
                                                      shares
                                                   issuable upon
                                                    exercise or
                                                   conversion of
                                        Total       convertible
                                      Number of      securities
Name and Address of Beneficial Owner    Shares     within 60 days**   Percentage
------------------------------------  ---------    --------------    -----------
Esther Horn(1)	                       637,175                -           8.1%
James F. Slattery(1)	                 815,967(2)        93,125          11.5
Aaron Speisman(1)	                    420,795           18,135***        5.5
Jennifer Anna Speisman 1992 Trust      83,438                -           1.1
Joshua Israel Speisman 1992 Trust	     83,438                -           1.1
Ira M. Cotler	                         13,518          117,183***        1.5
Richard P. Staley	                     39,375           23,374             *
Michael C. Garretson	                       -           96,250           1.2
Stuart Gerson	                              -           41,975***          *
Melvin T. Stith	                            -           22,500             *
Shimmie Horn	                               -            6,667             *
Gilder, Gagnon, Howe & Co.(3)(4)     2,144,740               -          27.1
Greenville Capital Management
 	Inc. (4)(6)                          480,466               -           6.1
All officers and directors as a group
 	(eight persons)	                   1,456,531         417,566          23.7

------------
 	*	Less than 1%
 ** Consists of shares issuable upon exercise of options unless otherwise voted *** Includes shares issuable upon exercise of warrants for: Mr. Spiesman-6,700 shares; Mr. Cotler-8,850 shares; and Mr. Gerson-3,850 shares.
(1) Address is c/o Correctional Services Corporation, 1819 Main Street,
    Suite 1000, Sarasota, Florida 34236.
(2)	Includes 2,612 shares of CSC common stock owned by his wife as to which he disclaims beneficial ownership.
(3)	Address is 1775 Broadway, 6th Floor, New York, New York 10019. Based on a
    Schedule 13G filed with the SEC by Gilder, Gagnon, Howe & Co. ("Gilder, Gagnon") on August 11, 1998, Gilder, Gagnon has shared power to dispose or to direct the disposition of 2,144,740 shares and has shared power to vote or to direct the vote of 6,700 shares. The shares reported include
    1,982,930 shares held in customer accounts over which partners and/or employees of Gilder, Gagnon have discretionary authority to dispose of or direct the disposition of the shares. 155,110 shares held in accounts owned by the partners of Gilder, Gagnon and their families, and 6,700 shares held in the account of the profit-sharing plan of Gilder, Gagnon.
(4)	The information regarding the beneficial ownership of common stock by such person or entity is included herein in reliance on its report filed with the SEC, except that the percentage of common stock beneficially owned is based upon CSC's calculations made in reliance upon the number of shares of common stock reported to be beneficially owned by such person in such report and the number of shares of common stock issued and outstanding as of March 30, 1999.

(5)	Includes 604,769 shares of CSC common stock into which Gilder, Gagnon's
    2,199,160 shares of YSI common stock as of the record date of the special meeting are convertible in the merger. This share information is based on a
    Schedule 13G filed with the SEC by Gilder, Gagnon on February 16, 1999.
(6)	Address is P.O. Box 220, Rockland, Delaware 19732. Based on a Schedule 13G
    filed with the SEC by Greenville Capital Management Inc. on February 10,
    1999. Greenville Capital Management Inc., an investment adviser, has sole dispositive power over these shares.


Item 13.		Certain Relationships and Related Transactions.
          ----------------------------------------------

    CSC subleases a building located at 12-16 East 31st Street, New York, New York from LeMarquis Operating Corp. ("LMOC"), a corporation owned 25% by Esther Horn and 8% by James F. Slattery. CSC currently utilizes approximately fifty percent of the building for the Manhattan Community Corrections and the New York Community Corrections programs. LMOC leases this building from an unaffiliated party at a current base monthly rental of approximately $16,074, plus taxes, currently approximately $14,000, and water and sewer charges, currently approximately $3,500, for a total monthly rental of approximately $33,000. CSC has the right to use as much of the building as it requires for its business subject to the rights of certain residential subtenants to remain in the building. These rights include the right to housing at a predetermined rental for an indefinite period of time pursuant to New York State rent stabilization laws.

    As a result of lease negotiations, under a sublease dated as of January 1, 1994, since May 1, 1995, CSC has paid rent of $18,000 per month above the rent paid by LMOC to the building's owner for a total monthly rent of approximately $51,420. CSC has, to date, invested $739,000 in leasehold improvements and will not receive any credit, in terms of a reduction in rent or otherwise, for these improvements. The terms of this sublease were not negotiated at arm's length due to the relationship of Mrs. Horn and Mr. Slattery with both CSC and LMOC. The negotiation of the sublease, including the renewal terms, was requested by the Representative of the Underwriters of CSC's February 2, 1994 initial public offering to substantially track the renewal terms of CSC's management contract. The negotiations were not subject to the board resolution, adopted subsequent to the negotiations, relating to affiliated transactions, as described below, although the terms were approved by all of the directors. The initial term of CSC's sublease expired April 30, 1995, and is currently in its first renewal term expiring April 30, 2000. The sublease contains two additional successive five-year renewal options beginning May 1, 2000. The monthly rent above the rent paid by LMOC to the building's owner will increase to $22,000 per month during the second renewal term beginning May 1, 2000 and to $26,000 per month during the third renewal term beginning May 1, 2005. CSC paid $40,000 to LMOC for the renewal options. These renewal options were separately negotiated between the Board of Directors of CSC and LMOC. Mr. Slattery participated in such negotiations. Mrs. Horn and Mr. Slattery will receive their proportionate shares of rents received by LMOC under the terms of this sublease.

    Previously, residential and commercial tenants of this building paid rent to LeMarquis Enterprises Corp. ("Enterprises"), a company owned 30% by Mrs. Horn, 28% by Mr. Slattery and 25% by Mr. Speisman, and Enterprises paid all expenses of operating the residential and commercial portions of the building as well as a portion of the overall expenses of the building. As of February 1994, however, all of the building's revenues, including rent from the residential and commercial tenants are now received and expenses paid by CSC. The revenue from this portion of the building was approximately $184,000 in 1997 and $199,000 in 1998. CSC anticipates that operating the portion of the building occupied by residential and commercial tenants will result in a net expense to CSC of approximately $6,500 per month. Due to New York rent stabilization laws, CSC is unable to increase the rent paid by the residential tenants in this building in response to increased rent or expenses incurred by CSC.

    CSC leases the entire building located at 988 Myrtle Avenue, Brooklyn, New York from Myrtle Avenue Family Center, Inc. ("MAFC") pursuant to a lease which commenced January 1, 1999 and expires December 31, 2003. The lease establishes a monthly rental of $40,000 and contains two five-year renewal options. The monthly rental for the first option period, which runs from January 1, 2004 through December 31, 2008, is $45,000, and the monthly rental for the third option period, which runs from January 1, 2009 through December 31, 2013, is $50,000. In addition, CSC pays taxes, insurance, repairs and maintenance on this building. MAFC is a corporation owned by Mrs. Horn (27.5%) and Messrs. Slattery (8%) and Speisman (27.5%). The terms of the lease were not negotiated at arm's length due to their relationship with MAFC and CSC. Messrs. Slattery and Speisman participated in such negotiations.

    CSC leases a building located at 2534 Creston Avenue, Bronx, New York from Creston Realty Associates, L.P. ("CRA"), a corporation owned 10% by Esther Horn. The lease term is two years commencing October 1, 1996 and has three additional one year option periods. CSC also pays a base rent of $180,000 per year which will escalate five percent per year for each of the three year options if they are exercised. CSC pays taxes, insurance, repairs and maintenance on this building which will be used to house a community correctional center. The terms of this lease were not negotiated at arm's length due to the relationship between CSC, Ms. Horn and CRA.

    Stuart M. Gerson, a director of CSC, is a member of Epstein Becker & Green, P.C., CSC's legal counsel. Epstein Becker & Green P.C. will render an opinion with respect to the validity of the CSC common stock and to the federal income tax consequences of the merger and has received fees for legal services rendered to CSC during the last fiscal year.

    Pursuant to the terms of a CSC Board resolution adopted in connection with CSC's initial public offering, all transactions between CSC and any of its officers, directors or affiliates (except for wholly-owned subsidiaries) must be approved by a majority of the unaffiliated members of the Board of Directors and be on terms no less favorable to CSC than could be obtained from unaffiliated third parties and be in connection with bona fide business purposes of CSC. In the event CSC makes a loan to an individual affiliate (other than a short-term advance for travel, business expense, relocation or similar ordinary operating expenditure), such loan must be approved by a majority of the unaffiliated directors.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
            ----------------------------------------------------------------

  2.1 Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.(28)

  2.2 First Amendment, dated as of January 12, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.(29)

  2.3 Second Amendment, dated as of March 2, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.(35)

  3.1       Certificate of Incorporation of CSC dated October 28, 1993.(1)

  3.1.1 Copy of Certificate of Amendment of Certificate of Incorporation of CSC dated July 29, 1996.(4)

  3.2       CSC's By-Laws.(33)

  4.3       Form of CSC Series A Warrant.(1)

  4.4       Form of CSC 10% Subordinated Promissory Note.(1)

  4.5 Form of Placement Agent's Warrant between CSC and Janney Montgomery Scott Inc.(1)

*10.1       CSC's 1993 Stock Option Plan, as amended.(33)
*10.5.1     Employment Agreement between CSC and James F. Slattery dated
            February 17, 1998.(9)
*10.6       Employment Agreement between CSC and Aaron Speisman.(1)
*10.6.1     Modification to the Employment Agreement between CSC and Aaron
            Speisman, dated June 13, 1996.(4)

 10.8.3 Exercise of third option of the contract for operation of a facility in New York, New York for women through June 30, 1995.(2)

 10.9 Contract between CSC and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in Brooklyn, New York, dated November 13, 1990.(1)

 10.9.1 Letter dated September 23, 1993 from the U.S. Department of Justice, Federal Bureau expressing its intent to exercise the third option year of the contract.(1)

 10.9.2 Exercise of third option year of the contract for operation of a facility in Brooklyn, New York.(1)

 10.9.3 Extension of contract for operation of a facility in Brooklyn, New York through March 31, 1995.(2)

 10.10.1 Contract Amendment between CSC and the U.S. Immigration and Naturalization Service for operation of the Seattle Processing Center, dated October 1, 1996.(4)

 10.11.3 Operations Agreement for the Tarrant County Community Correctional Facility, Mansfield, Texas, dated September 1, 1998.(10)

 10.12 Contract between CSC and the New York State Department of Corrections, dated July 17, 1992.(1)

 10.12.1 Extension of Contract between CSC and the New York State Department of Corrections.(3)

 10.13 Contract between CSC and the Texas Department of Criminal Justice, Pardons and Paroles Division.(1)

 10.13.1 Extension to the contract between CSC and the Texas Department of Criminal Justice, Pardons and Paroles Division for operation of the South Texas Intermediate Sanction Facility.(2)

 10.13.2 Contract between CSC and the Texas Department of Criminal Justice for operation of the South Texas Intermediate Sanction Facility.(3)

 10.15      Agreement between CSC and William Banks, dated October 31, 1989.(1)

 10.15.1    Letter dated December 9, 1993 from William Banks to CSC.(1)

 10.16      Form of Sub-Lease between CSC and LeMarquis Operating
            Corporation.(1)

 10.17      Form of Lease between CSC and Myrtle Avenue Family Center, Inc.(1)

 10.19 Contract by and between Esmor Canadian, Inc. and the Board of Trustees for the Hemphill County Juvenile Detention Center for operation of the Hemphill County Juvenile Detention Center.(2)

 10.22 Contract between CSC and the U.S. Department of Justice, Immigration and Naturalization Service for operation of the Seattle Processing Center, effective August 1, 1994.(2)

 10.23      Lease between Esmor Fort Worth, Inc. and Region Enterprises, Inc.(2)

 10.24.1    Renewal of the Revolving Line of Credit Note dated
            January 15, 1998.(7)

*10.25      1994 Non-Employee Director Stock Option Plan.(3)

 10.26 Loan and Security Agreement with NationsBank, N.A. (South) dated as of December 31, 1995.(3)

 10.26.2    Deed of Trust Modification Agreement dated January 14, 1998.(7)

 10.26.3    Third Amendment to Loan Agreement dated January 5, 1998.(7)

 10.26.4    Fourth Amendment to Loan Agreement dated January 14, 1998.(7)

 10.29 Contract between CSC and the State of Florida, Correctional Privatization Commission dated October 6, 1995 for operation of the Pahokee Youth Facility.(3)

 10.30 Contract between CSC and the State of Florida, Correctional Privatization Commission dated October 6, 1995 for operation of the Polk City Youth Facility.(3)

 10.31 Contract between CSC and the State of Arizona, Department of Corrections for operation of the Arizona DWI Facility in Phoenix, Arizona dated July 1995.(3)

 10.31.1 Amendment Number One to the contract between CSC and the State of Arizona, Department of Corrections for the operation of the Arizona DWI Facility in Phoenix, Arizona dated April 1997.(7)

 10.31.2 Amendment Number Two to the contract between CSC and the State of Arizona, Department of Corrections for the operation of the Arizona DWI Facility in Phoenix, Arizona dated December 1997.(7)

 10.34 Asset Purchase Agreement dated as of December 15, 1995 between CSC and Corrections Corporation of America.(3)

 10.38 Contract between CSC and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in Brooklyn, New York.(3)

 10.41 Contract between CSC and the State of Arizona for operation of the DWI Secure Prison in Phoenix, Arizona dated January 1997.(4)

 10.42 Contract between CSC and McKinley County New Mexico for operation of the McKinley County, New Mexico Adult Detention Facility, dated October 3, 1996.(4)

 10.43 Contract between CSC and Colorado County, Texas for the operation of the Colorado County, Texas Juvenile Residential Facility.(4)

 10.44 Lease Agreement between CSC and Creston Realty Associates, L.P., dated October 1, 1996.(4)

 10.45      Lease between CSC and Elberon Development Company.(1)

 10.45.1    Assignment of Lease between CSC and Elberon Development Company.(4)

 10.46 Contract between CSC and Bell County Texas for operation of the Bell County Juvenile Residential Facility.(4)

 10.46.1 Addendum A, dated November 4, 1997, to Management Agreement for the Operation of the Bell County Juvenile Residential Facility.(8)

 10.46.2 Amendment, dated April 1, 1998, to Management Agreement for the Operation of the Bell County Juvenile Residential Facility.(8)

*10.47.1 Amended Employment Agreement between CSC and Ira M. Cotler dated July 9, 1997.(5)

*10.48 Employment Agreement between CSC and Michael C. Garretson, dated January 21, 1996.(4)

*10.48.1 Employment Agreement between CSC and Michael C. Garretson, dated December 5, 1998.

 10.49 Contract between CSC and Okaloosa County, Florida for the Design, Build and Operation of a Moderate Risk Residential Program and a High Risk Residential Program dated June 13, 1997.(5)

 10.49.1 Amendment to Contract between CSC and Okaloosa County, Florida for the Design, Build and Operation of a Moderate Risk Residential Program and a High Risk Residential Program dated June 16, 1997.(5)

 10.50 Contract between CSC and Grenada County, Mississippi for the Operation and Management of a 200 bed jail dated
           September 1, 1997.(6)

 10.50.1   Lease Agreement between CSC and Grenada County dated
           September 1, 1997.(6)

 10.51.1 First Amendment to Asset Purchase Agreement between CSC and Dove Development Corporation, Consolidated Financial Resources/Crystal City, Inc., dated August 27, 1997.(6)

 10.52 Contract between CSC and McKinley County, New Mexico for the Operation and Management of the McKinley County Adult Detention Facility in Gallup, New Mexico, executed August 21, 1997.(6)

 10.54     Lease Agreement between CSC and Frio County dated
           November 26, 1997.(7)

 10.55 Contract between CSC Management de Puerto Rico and the Juvenile Institutions Administration of the Commonwealth of Puerto Rico dated December 22, 1997 for the operation and management of a secure residential treatment program for youths at the Salinas facility in Puerto Rico.(7)

 10.56 Contract between CSC and the Juvenile Institutions Administration dated February 6, 1998 for operation of the Metropolitan Juvenile Detention Center in Puerto Rico.(7)

 10.57 Contract between CSC and the Juvenile Institutions Administration dated February 6, 1998 for operation of the Metropolitan Juvenile Treatment Center in Puerto Rico.(7)

 10.58 Contract between CSC and the New York State Department of Corrections for Community Reintegration Services dated March 1, 1998.(7)

 10.58.1 Contract between CSC and New York State Department of Corrections for Community Reintegration Services, dated September 1, 1998.(10)

 10.60 Credit facility with NationsBank and a syndicate of banks for up to $30 million dated April, 1998.(8)

 10.60.1 Amendment No. 1 to credit facility with NationsBank and a syndicate of banks, dated October 16, 1998.(10)

 10.61 Sublease for Sarasota, Florida office space dated April 9, 1998 between Lucent Technologies, Inc. and CSC and Landlord Consent to Sublease.(8)

 10.62 Contract between CSC, Dallas County, Texas and the Dallas County Juvenile Board for the Implementation and Operation of the Dallas County Secure Post-Adjudication Residential Facility dated
           April 14, 1998.(8)

 10.62.1 License Agreement dated June, 1998 between CSC, Dallas County, Texas and the Dallas County Juvenile Board for the Operation and Management of the Dallas County Secure Post-Adjudication Residential Facility.(34)

 10.63 Management Services Agreement May 26, 1998 between CSC and Jefferson County, Texas for the Operation and Management of the Jefferson County Detention Facility in Beaumont, Texas.(9)

 10.64 Management Agreement between CSC and Dominion Management, Inc. dated June 5, 1998 for the Operation of the Central Oklahoma Correctional Facility.(9)

 10.65 Operations and Management Agreement between CSC and South Fulton Municipal Regional Jail Authority dated June 23, 1998 for Operation and Management of the South Fulton Municipal Regional Jail Facility.(9)

 10.66 Operations and Management Agreement between CSC and Newton County, Texas dated June 12, 1998 for the Operation and Management of the Newton County Correctional Center.(9)

 10.67 Asset Purchase Agreement between CSC and the County of Dickens, Texas dated July 14, 1998 for the purchase of the Dickens County Correctional Facility.(9)

 10.68 Service Agreement for the Paulding, Georgia, Regional Youth Detention Center, dated July 21, 1998.(10)

 10.69 Contract for Operation and Programming of a 96 Bed Secure Juvenile Facility in Dallas, TX, dated August 26, 1998.(10)

 10.70 Temporary Management Subcontract, dated October 16, 1998, for Operation of the Crowley County Correctional Facility.(10)

 10.70.1 Subcontract, Facility Use Agreement, and Asset Purchase by and among CSC, Trans-American Development Associates, Inc. and FBA, L.L.C. dated December 14, 1998.(36)

 10.114 Construction/Installment Purchase and Management Services Contract by and among CSC, the State of Nevada, Department of Human Resources, Nevada Real Property Corporation and Clark & Sullivan
           Constructors-Rite of Passage, Inc. dated February 2, 1999.(36)

 11.       Computation of Per Share Earnings.

 23.1 Consent of Grant Thornton L.L.P., CSC's independent public accountants.

 27.       Financial Data Schedule
------------

(1) 	Incorporated by reference to exhibit of same number filed with CSC's
     Registration Statement on Form SB-2 (Registration No. 33-71314-NY).
(2) 	Incorporated by reference to exhibit of same number filed with CSC's
     Annual Report on Form-10-KSB for the year ended December 31, 1994.
(3) 	Incorporated by reference to exhibit of same number filed with the initial filing of CSC's Annual Report on Form 10-KSB for the year ended
     December 31, 1995.
(4) 	Incorporated by reference to exhibit of same number filed with CSC's
     Annual Report on Form-10-KSB for the year ended December 31, 1996.
(5) 	Incorporated by reference to exhibit of same number filed with CSC's Form
     10-Q for the six months ended June 30, 1997.
(6) 	Incorporated by reference to exhibit of same number filed with CSC's Form
     10-Q for the nine months ended September 30, 1997.
(7) 	Incorporated by reference to exhibit of same number filed with CSC's
     Annual Report on Form-10-K for the year ended December 31, 1997.
(8) 	Incorporated by reference to exhibit of same number filed with CSC's Form
     10-Q for the three months ended March 31, 1998.
(9) 	Incorporated by reference to exhibit of same number filed with CSC's Form
     10-Q for the six months ended June 30, 1998.
(10)	Incorporated by reference to exhibit of same number filed with CSC's Form
     10-Q for the nine months ended September 30, 1998.
(28)	Incorporated by reference to CSC's Current Report on Form 8-K, filed with the SEC on September 25, 1998.
(29)	Incorporated by reference to CSC's Current Report on Form 8-K, filed with the SEC on January 21, 1999
(33)	Incorporated by reference to exhibit of same number filed with CSC's
     Registration Statement on Form S-1 (Registration Number 333-6457).
(34)	Incorporated by reference to Exhibit 10.62 filed with CSC's  Form 10-Q for the six months ended June 30, 1998.
(35)	Incorporated by reference to exhibit of same number filed with CSC's,
     Current Report on Form 8-K, filed with the SEC on March 3, 1999.
(36)	Incorporated by reference to exhibit of same number filed with CSC's
     Registration Statement on Form S-4 (Registration Number 333-72003).
*    Management Contract or Compensatory Plan or arrangement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORRECTIONAL SERVICES CORPORATION
                                     Registrant


                                     By:   /s/ James F. Slattery
                                        ------------------------------
                                          James F. Slattery, President

Dated: March 30, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		             	Title                                 	Date


/s/ James F. Slattery
-----------------------   President, Chief Executive Officer
James F. Slattery         and Chairman of the Board		            March 30, 1999


/s/ Ira M. Cotler
-----------------------  	Executive Vice President,
Ira M. Cotler             Chief Financial Officer           	  		March 30, 1999


/s/ Aaron Speisman
-----------------------   Executive Vice President and Director 	March 30, 1999
Aaron Speisman


/s/ Stuart Gerson
-----------------------  	Director							                       	March 30, 1999
Stuart Gerson


/s/ Shimmie Horn
-----------------------   Director							                       	March 30, 1999
Shimmie Horn


/s/ Melvin T. Stith
-----------------------   Director							                       	March 30, 1999
Melvin T. Stith

                                C O N T E N T S

                                                                       	Page
                                                                        ----

Report of Independent Certified Public Accountants                      	F-1

 	Consolidated Balance Sheets as of December 31, 1998 and 1997          	F-2

 	Consolidated Statements of Operations for the years ended
	   December 31, 1998, 1997 and 1996                                    	F-3

 	Consolidated Statement of Stockholders' Equity for the years
    ended December 31, 1998, 1997 and 1996                              	F-4

 	Consolidated Statements of Cash Flows for the years ended
	   December 31, 1998, 1997 and 1996                                  	F-5-6

 	Notes to Consolidated Financial Statements                         	F-7-28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Correctional Services Corporation


We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As explained in Note A to the Consolidated Financial Statements, effective January 1, 1998, the Company changed its method of accounting for deferred development and start-up costs.

                                      	GRANT THORNTON LLP






Tampa, Florida
March 5, 1999

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                          December 31,
                                                   --------------------------
          ASSETS                                       1998          1997
                                                   -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                        $ 1,735,639    $ 5,216,106
  Restricted cash                                       88,226         60,626
  Accounts receivable, net                          22,045,101     10,672,018
  Receivable from sale of equipment and
    leasehold improvements                             994,082      1,380,000
  Prepaid expenses and other                         2,967,218        964,576
                                                   -----------    -----------
     Total current assets                           27,830,266     18,293,326

BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -
  AT COST, NET                                      29,500,664     23,717,172

LONG-TERM RECEIVABLE FROM SALE OF EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS                                     -        879,082

OTHER ASSETS
  Deferred development and start-up costs, net               -      8,043,380
  Deferred income taxes                              4,113,462              -
  Other                                              5,192,169      4,933,327
                                                   -----------    -----------

                                                   $66,636,561    $55,866,287
                                                   -----------    -----------
                                                   -----------    -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $15,567,407    $ 7,539,062
  Subordinated promissory notes                      1,101,378      3,935,760
  Deferred income taxes                                      -        125,000
  Current portion of long-term debt                      2,000          1,800
                                                   -----------    -----------
     Total current liabilities                      16,670,785     11,601,622

LONG-TERM DEBT                                      11,500,000              -
LONG-TERM MORTGAGE PAYABLE                             319,408        321,491
LONG-TERM PORTION OF FACILITY LOSS RESERVES            224,000        755,000

COMMITMENTS AND CONTINGENCIES                                -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued and outstanding           -              -
  Common stock, $.01 par value, 30,000,000
    shares authorized, 7,792,154 and 7,693,854
    shares issued and outstanding
    as of 1998 and 1997, respectively                   77,923         76,938
  Additional paid-in capital                        43,015,663     42,260,247
  Accumulated earnings (deficit)                    (5,171,218)       850,989
                                                   -----------    -----------
                                                    37,922,368     43,188,174
                                                   -----------    -----------

                                                   $66,636,561    $55,866,287
                                                   -----------    -----------
                                                   -----------    -----------

       The accompanying notes are an integral part of these statements.



             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,
                                                          -----------------------
                                                      1998          1997          1996
                                                  -----------   -----------   -----------
Revenues                                          $97,928,498   $59,936,101   $31,501,658
                                                  -----------   -----------   -----------
Expenses
  Operating                                        71,255,338    43,472,402    21,928,329
  General and administrative                       16,264,107    11,859,399     8,655,628
  Deferred development and start-up costs          11,629,841             -             -
  Fort Worth and New York Community
    Corrections closure costs                               -             -     3,329,000
                                                  -----------   -----------   -----------
                                                   99,149,286    55,331,801    33,912,957
                                                  -----------   -----------   -----------

Operating income (loss)                            (1,220,788)    4,604,300    (2,411,299)
Interest income (expense)                            (693,739)      444,077      (481,728)
                                                  -----------   -----------   -----------

Income (loss) before income taxes and cumulative
  effect of change in accounting principle         (1,914,527)    5,048,377    (2,893,027)
Income tax expense (benefit)                         (755,700)    2,022,853    (1,025,000)
                                                  -----------   -----------   -----------

Income (loss) before cumulative effect of
  change in accounting principle                   (1,158,827)    3,025,524    (1,868,027)
Cumulative effect of change in accounting
  principle, net of tax of $3,180,000              (4,863,380)            -             -
                                                  -----------   -----------   -----------
     Net income (loss)                            $(6,022,207)  $ 3,025,524   $(1,868,027)
                                                  -----------   -----------   -----------
                                                  -----------   -----------   -----------
Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of
    change in accounting principle                $     (0.15)  $      0.39   $     (0.32)
  Cumulative effect of change in accounting
    principle, net of tax                               (0.63)         0.00          0.00
                                                  -----------   -----------   -----------
Net income (loss)                                 $     (0.78)  $      0.39   $     (0.32)
                                                  -----------   -----------   -----------
                                                  -----------   -----------   -----------

Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of
    change in accounting principle                $     (0.15)  $      0.37   $     (0.32)
  Cumulative effect of change in accounting
    principle, net of tax                               (0.63)         0.00          0.00
                                                  -----------   -----------   -----------
     Net income (loss)                            $     (0.78)  $      0.37   $     (0.32)
                                                  -----------   -----------   -----------
                                                  -----------   -----------   -----------

Number of shares used in per common share computation:

     Basic                                          7,761,224     7,675,220     5,781,853
     Diluted                                        7,761,224     8,117,922     5,781,853

      The accompanying notes are an integral part of these statements.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                Years ended December 31, 1998, 1997 and 1996

                                           Additional  Accumulated
                                 Common     Paid-in      Earnings
                                 Stock      Capital     (Deficit)      Total
                               ---------  -----------  ----------   ----------
Balance at January 1, 1996     $  49,117  $ 9,479,436  $ (306,508)  $ 9,222,045

Common stock issuance through
  Public offering                 24,375   30,483,681           -    30,508,056
Exercise of stock options            649      411,338           -       411,987
Exercise of warrants               2,467    1,648,138           -     1,650,605
Net loss                               -            -  (1,868,027)   (1,868,027)
                               ---------  -----------  ----------   -----------

Balance at December 31, 1996      76,608   42,022,593  (2,174,535)   39,924,666

Reduction in stock
  Issuance cost                        -       46,902           -        46,902
Exercise of stock options             26       12,443           -        12,469
Exercise of warrants                 304      178,309           -       178,613
Net income                             -            -   3,025,524     3,025,524
                               ---------  -----------  ----------   -----------

Balance at December 31, 1997      76,938   42,260,247     850,989    43,188,174

Exercise of stock options            162      125,928           -       126,090
Exercise of warrants                 823      629,488           -       630,311
Net loss                               -            -  (6,022,207)   (6,022,207)
                              ----------  -----------  ----------   -----------

Balance at December 31, 1998  $   77,923  $43,015,663 $(5,171,218)  $37,922,368
                              ----------  ----------- -----------   -----------
                              ----------  ----------- -----------   -----------


         The accompanying notes are an integral part of this statement.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                                ------------------------
                                                           1998          1997          1996
                                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                    $(6,022,207)   $3,025,524   $(1,868,027)
  Adjustments to reconcile net income (loss) to
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                      1,847,584     2,164,110       778,462
      Amortization of subordinated note discount            51,276        88,515       173,247
      Amortization of deferred loan costs                  102,303       250,836       243,258
      Deferred income tax expense (benefit)             (1,058,462)    1,620,000      (375,000)
      Cumulative effect of change in accounting
        principle, net of tax                            4,863,380             -             -
      Ft. Worth deferred development cost writedown              -             -        98,446
      Ft. Worth and NYCC facilities asset impairment             -             -       564,050
      Changes in operating assets and liabilities:
        Accounts receivable                            (11,373,083)   (6,648,398)     (649,391)
        Refundable income taxes                                  -       562,499      (650,000)
        Prepaid expenses and other current assets       (2,002,462)      474,900        63,333
        Accounts payable and accrued liabilities         8,416,007     2,643,283       377,877
        Reserve for Ft. Worth and NYCC
          facilities loss reserves                        (918,841)     (828,763)    2,566,504
        Reserve for New Jersey facility closure costs            -             -      (300,000)
                                                      ------------  ------------  ------------

            Net cash provided by (used in)
               operating activities                     (6,094,505)    3,352,506     1,022,759
                                                      ------------  ------------  ------------

Cash flows from investing activities:
  Capital expenditures                                  (7,623,072)  (12,648,961)   (6,018,195)
  Development and start-up costs                                 -    (3,409,590)   (4,317,276)
  (Increase) decrease in restricted cash - unexpended
    construction and maintenance funds                     (27,600)      (60,626)      750,000
                                                      ------------  ------------  ------------

            Net cash used in investing activities       (7,650,672)  (16,119,177)   (9,585,471)
                                                      ------------  ------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                         -             -    30,508,056
  Proceeds from short term and long-term
     borrowings, net                                    11,500,000       325,000             -
  Payments on long-term borrowings                          (1,883)       (1,709)   (4,000,000)
  Proceeds (payments) on short-term debt, net                    -             -    (1,221,022)
  Payment of subordinated notes                         (2,885,658)            -             -
  Proceeds from sale of equipment and leasehold
    improvements                                         1,265,000     1,248,800             -
  Debt issuance costs                                     (431,093)     (100,000)            -
  Net proceeds from exercise of stock options
    and warrants                                           756,401       185,388       426,890
  Long-term portion of prepaid lease                       375,082    (4,335,482)            -
  Other assets                                            (313,139)     (271,529)       24,349
                                                      ------------  ------------  ------------

            Net cash provided by (used in)
              financing activities                      10,264,710    (2,949,532)   25,738,273
                                                      ------------  ------------  ------------

       The accompanying notes are an integral part of these statements.


             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                Years Ended December 31,
                                                                ------------------------
                                                           1998          1997         1996
                                                      ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents  $ (3,480,467) $(15,716,203) $ 17,175,561


Cash and cash equivalents at beginning of period         5,216,106    20,932,309     3,756,748
                                                      ------------  ------------  ------------

Cash and cash equivalents at end of period            $  1,735,639  $  5,216,106  $ 20,932,309
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

Supplemental disclosures of cash flows information:
  Cash paid (refunded) during the period for:
    Interest                                          $    371,360  $    436,178       883,900
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
    Income taxes, net                                 $    329,095  $   (211,609) $     (2,200)
                                                      ------------  ------------  ------------

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

   	The consolidated financial statements as of December 31, 1996 include the accounts of Correctional Services Corporation and its wholly-owned subsidiaries, Esmor, Inc., Correctional Services Management, Inc., Esmor Brooklyn, Inc., Esmor Seattle, Inc., Esmor Manhattan, Inc., Esmor Mansfield, Inc., Esmor Houston, Inc., Esmor New Jersey, Inc., Esmor Ft. Worth, Inc., Esmor Canadian, Inc. and Esmor Travis, Inc. (collectively the "Company" or the "companies"). As of December 31, 1996 all of the aforementioned subsidiaries (except Esmor, Inc. and Esmor New
    Jersey, Inc.) were merged into the parent company. An additional corporation, CSC Management de Puerto Rico, Inc., was added to the Company's consolidated group as of July 1, 1997. All significant intercompany balances and transactions have been eliminated.

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

   	Included in the restricted cash of $88,226 and $60,626 at December 31, 1998 and 1997 is a major maintenance and repair reserve fund established by the Company as required by contracts in Polk and Pahokee, Florida.
    In addition, at December 31, 1998, included is $25,238 of money in escrow for a land purchase.

5. 	Building, Equipment and Leasehold Improvements

   	Building, equipment and leasehold improvements are carried at cost. Depreciation of buildings is computed using the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed using the straight-line method over a five-year period. Leasehold improvements are being amortized over the shorter of the life of the asset or the applicable lease term (ranging from five to twenty years). For tax purposes accelerated methods of depreciation are utilized.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

6. 	Capitalized Interest

    The Company capitalizes interest on facilities during construction. During 1998 the Company capitalized interest of $72,000 related to construction at the Gallup, New Mexico, Frio, Texas and Canadian,
    Texas facilities. During 1997 interest of $371,500 was capitalized relating to the construction of the Florence, Arizona facility.

7.	 Deferred Development and Start-up Costs

   	For the years ended December 31, 1997 and 1996 deferred development costs consisted of costs that could be directly associated with a specific anticipated contract and, if the recoverability from that contract was probable, they were deferred until the anticipated contract was awarded. At the commencement of operations of the facility, the deferred development costs were amortized over the life of the contract (including option periods) as development expense but not to exceed five years. Costs of unsuccessful or abandoned contracts were charged to expense when their recovery was not considered probable. Facility start-up costs, which included costs of initial employee training, travel and other direct expenses were incurred (after a contract is awarded) in connection with the opening of new facilities. These costs were capitalized and amortized on a straight-line basis over the term (including option periods) of the contracts not to exceed five years.

    In the fourth quarter of 1998 the Company elected to early adopt the AICPA's Statement of Position 98-5 (SOP 98-5), Accounting for Start-up Costs. The new accounting change requires the Company to expense start-up and deferred development costs as incurred, rather than capitalizing and subsequently amortizing such costs. SOP 98-5 required the Company to record a cumulative effect of change in accounting of $4,863,380 (net of tax benefit of $3,180,000) retroactively to January 1, 1998 and a current year effect of expensing startup and deferred development costs as incurred throughout the remainder of the year totaling $11,629,841. Amortization of startup and deferred development of $2,084,142 previously recognized during 1998 was offset against general and administrative expenses. The proforma effect of the change in accounting principle for startup and deferred development costs would have been to decrease net income by $1,333,000 ($0.16 per share) and $2,294,000 ($0.40 per share) for the years ended December 31, 1997 and 1996, respectively.

8. 	Accounting for the Impairment of Long-Lived Assets and for Long-Lived
    Assets to be Disposed Of

   	On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of ("SFAS No. 121"). The standards for SFAS No. 121 require that the Company recognize and measure impairment losses of long-lived assets and certain identifiable intangibles and to value long-lived assets to be disposed of. The primary objectives under SFAS No. 121 are to (a) recognize an impairment loss of an asset whenever events or changes in circumstances indicate that its carrying amount may not be recoverable or (b) if planning to dispose of long-lived assets or certain identifiable intangibles, such assets have been reflected in the Company's consolidated financial statements at the net asset value less cost to sell. The effect, adoption and application of SFAS No. 121 was not considered material to the consolidated financial statements in 1998 and 1997.

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

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

10.	Earnings Per Share

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

12.	Comprehensive Income

    The Company adopted SFAS No. 130 Reporting Comprehensive Income effective January 1, 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement include: (a) classifying items of other comprehensive income by their nature in a financial statement and (b) displaying the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the years ended December 31, 1998, 1997 and 1996.

13. Segment Reporting

    In 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information effective for fiscal years beginning after December 15, 1997. This statement supercedes SFAS No. 14 Financing Reporting for Segments of a Business Enterprise and amends SFAS No. 94 Consolidation of All Majority-Owned Subsidiaries. This statement requires annual financial statements to disclose information about products and services, geographic areas and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. For the year ending December 31, 1998 the adoption had no material impact to the Company's disclosure information and its results of operations.


14.	Reclassifications

   	Certain reclassifications have been made to the 1997 and 1996 balances to conform to the 1998 presentation.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B - CONTRACTUAL AGREEMENTS WITH GOVERNMENT AGENCIES

The Company currently operates thirty-two secure and non-secure corrections or detention programs in the states of Arizona, Colorado, Florida, Georgia, Louisiana, Mississippi, New Mexico, New York, Oklahoma, Texas, Washington and Puerto Rico for Federal, state and local government agencies. The Company's secure facilities include a detention and processing center for illegal aliens, intermediate sanction facilities for parole violators and a shock incarceration facility, which is a military style "boot camp" for youthful offenders. Non-secure facilities include residential programs such as community correction facilities for federal and state offenders serving the last six months of their sentences and non-residential programs such as home confinement supervision.

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


2. 	Accounts Receivable, Accounts Payable and Accrued Expenses

   	The carrying amount reasonably approximates fair value because of the short-term maturities of these items.

3. 	Subordinated Promissory Notes and Long-Term Debt

   	The fair value of the Company's subordinated promissory notes and long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 1998 and 1997 the estimated fair values of the subordinated promissory notes and long-term debt approximated their carrying values.

4. 	Receivable from Sale of Equipment and Leasehold Improvements

    The carrying value of the receivable from sale of equipment and leasehold improvements at December 31, 1998 and 1997 is $994,082 and $2,259,082, respectively. CSC believes the fair value of the receivable from sale of equipment and leasehold improvements approximated the carrying amount based on the interest rates for similar receivables. (See Note L-1(b)).

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                      December 31,
                                                  1998           1997
                                              -----------   -----------

     Prepaid insurance                        $   189,069   $   153,875
     Prepaid real estate taxes                    184,803       133,110
     Prepaid and refundable income taxes          116,103        87,501
     Prepaid rent - current portion               399,234       383,333
     Prepaid expenses                           1,347,366       200,844
     Other                                        730,643         5,913
                                              -----------   -----------

                                              $ 2,967,218   $   964,576
                                              -----------   -----------
                                              -----------   -----------


NOTE E - BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Building, equipment and leasehold improvements, at cost, consist of the following:

                                                       December 31,
                                                   1998           1997
                                              -----------    -----------

     Buildings and land                       $23,336,938    $21,125,911
     Equipment                                  7,045,904      3,464,003
     Leasehold improvements                     2,828,646        998,502
                                              -----------    -----------
                                               33,211,488     25,588,416

     Less accumulated depreciation             (3,710,824)    (1,871,244)
                                              -----------    -----------

                                              $29,500,664    $23,717,172
                                              -----------    -----------
                                              -----------    -----------

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,840,000, $972,000, and $640,000, respectively.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - OTHER ASSETS

Deferred development and start-up costs are comprised of the following:

                                                     December 31,
                                                 1998           1997
                                             -----------    -----------

     Development costs                       $         -    $ 4,343,247
     Start-up costs                                    -      5,301,229
                                             -----------    -----------
                                                              9,644,476

     Less accumulated amortization                     -     (1,601,096)
                                             -----------    -----------

                                             $         -     $8,043,380
                                             -----------    -----------
                                             -----------    -----------


The December 31, 1997 balance of $8,043,380 includes development costs of approximately $1,005,500 related to unawarded contracts. Deferred development at December 31, 1997 includes $637,500 paid to Colorado County, Texas for the Company's contractual commitment to finance 25% of the facility's construction cost. Colorado County, Texas is obligated to fund the balance. The amounts were written off upon adoption of SOP 98-5 effective January 1, 1998 (See
Note A).

Other assets consist of the following:

                                                    December 31,
                                                1998           1997
                                             -----------    -----------

     Deferred refinancing costs, net         $   522,119    $   193,330
     Deposits                                    503,642        355,160
     Deferred lease option costs                  10,652         18,656
     Prepaid rent - net of current portion     3,960,400      4,335,482
     Other                                       195,356         30,699
                                             -----------    -----------

                                             $ 5,192,169    $ 4,933,327
                                             -----------    -----------
                                             -----------    -----------


During 1997, the Company entered into a prepaid lease agreement with a facility located in Frio, Texas. The term of the lease is for twelve years and began in December 1997. The current portion of the lease payments are included in prepaid expenses (Note D) and the long-term portion is included above in other assets.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                       December 31,
                                                   1998           1997
                                                -----------    -----------

     Accounts payable                           $ 3,972,632    $ 1,906,454
     Accrued expenses                             6,245,960      2,610,299
     Payroll and related taxes                    2,374,394      1,523,475
     Construction costs (including retainage)     2,371,189        499,250
     Other                                            8,332         16,843
     Accrued loss reserves for Fort Worth
       and New York Community Corrections           594,900        982,741
                                                -----------    -----------

                                                $15,567,407    $ 7,539,062
                                                -----------    -----------
                                                -----------    -----------

NOTE H - DEBT

Long-term debt consists of the following:

                                                       December 31,
                                                   1998            1997
                                                  --------       --------

     Mortgage payable due in semi-annual
     installments of $17,083 which includes
     principal plus interest at 10%
     per annum due in full October 2006
     collateralized by land with a book
     value of $434,000.                           $321,408       $323,291
     Less current portion                           (2,000)        (1,800)
                                                  --------       --------

                                                  $319,408       $321,491
                                                  --------       --------
                                                  --------       --------

In April 1998 the Company finalized a new five-year credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provides for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes all collateralized by the Company's accounts receivable. The line is comprised of two components, a $10 million revolving credit and $20 million operating lease facility for the construction, ownership and acquisition of correctional facilities. The $10 million revolving credit bears interest generally at LIBOR plus 2.5%. The Company incurs rent expense under the $20 million operating lease facility at an adjusted LIBOR base lease rate as defined in the agreement. Borrowings under the line are subject to compliance with financial covenants and borrowing base criteria. The total amount outstanding on the revolver is payable in full on March 30, 2001.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - DEBT - (Continued)

In August of 1998 the Company initiated an amendment to its current credit agreement with a syndicates of banks led by NationsBank N.A. Under the amendment, which was finalized on October 16, 1998, the Company received an additional $17,500,000 temporary increase in its credit facility. The amendment represents interim financing until the earlier of the date that the Company receives proceeds from junior capital or June 15, 1999. Upon receipt of the additional junior capital, the increase in the credit facility will become permanent. As of December 31, 1998 the total amount outstanding on the revolver was $11,500,000 and the total amount outstanding on the operating lease facility was $16,652,000.

Through a series of transactions that closed in July, August and September 1995, the Company issued 5,676.6 units at $1,000 per unit, in a private placement of its securities ("1995 Private Placement"). Each unit consists of (i) a 10% subordinated promissory note due July 1, 1998 in the principal amount of $1,000, interest payable quarterly and (ii) a four year warrant to purchase 154 shares of Common Stock at $7.75 per share. The Company received proceeds of $5,676,600 in connection with the 1995 Private Placement and recorded the market value of the warrants, $365,000, as promissory note discount amortized over three years. The net proceeds from such issuance were used to purchase and renovate the Phoenix, Arizona facility. On July 1, 1998 the Company's subordinated promissory notes of $3,936,000 became payable. Management granted note holders the option to extend their notes through June 30, 1999. A total of $1,101,000 was extended and the balance was repaid.


At December 31, 1998, aggregate maturities of long-term debt were as follows:

        Year ending December 31,
        ------------------------

               1999                            2,000
               2000                            2,300
               2001                            2,500
               2002                            2,800
               2003                            3,000
               Thereafter                    308,808
                                            --------
            TOTAL                           $321,408
                                            --------
                                            --------

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

Future minimum rental commitments under non-cancelable leases as of December 31, 1998 are as follows:


                                                            Related
          Year ending December 31,        Total            Companies
          -----------------------      ----------         ----------
               1999                    $3,173,000         $1,263,000
               2000                     2,505,000            702,000
               2001                     1,346,000            480,000
               2002                       777,000            480,000
               2003                       566,000            480,000
               Thereafter                       -
                                       ----------         ----------
                                       $8,367,000         $3,405,000
                                       ----------         ----------
                                       ----------         ----------

The Company leases one facility from a related party under a sublease arrangement, which expires April 30, 2000. The Company has two five-year options to renew this sublease arrangement. Residential and commercial tenants occupy a portion of this building and annex.

The Company leases a second facility from a related party. The lease commenced January 1, 1999 and expires December 31, 2003. Thereafter, the Company has two successive five-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility.

The Company leases a third facility from a related party. The lease commenced October 1, 1996 and has three successive one-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility.

Rental expense for the years ended December 31, 1998, 1997 and 1996 aggregated $2,653,000, $1,439,000 and $1,549,000, respectively, and is included in general and administrative expenses. Rent expenses for the year ended December 31, 1998 and 1997 is net of $694,000 and $539,000, respectively related to rental costs incurred at the Company's Fort Worth and New York facilities that was written off against accrued closure costs. (See Note L) Rent to related companies aggregated $1,260,000, $1,260,000, and $1,090,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - INCOME TAXES

The income tax expense (benefit) consists of the following:

                                              Years Ended December 31,
                                              -----------------------
                                           1998         1997          1996
                                       -----------   ----------   -----------

     Current:
       Federal                         $    85,000   $  242,853   $  (695,000)
       State and local                           -      160,000        45,000

     Deferred:
       Federal, state and local         (4,020,700)   1,620,000      (375,000)
                                       -----------   ----------   -----------

                                       $(3,935,700)  $2,022,853   $(1,025,000)
                                       -----------   ----------   -----------
                                       -----------   ----------   -----------


The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income:

                                                     Years Ended December 31,
                                                     -----------------------
                                                 1998        1997        1996
                                                ------      ------      ------

     Statutory federal rate                     (34.0)%      34.0%      (34.0)%
     State taxes, net of federal tax benefit     (5.1)        5.0         1.4
     Non-deductible items                         0.8         0.9         1.5
     Other                                       (1.2)        0.2        (4.3)
                                                -----       -----       -----
                                                (39.5)%      40.1%      (35.4)%
                                                -----       -----       -----
                                                -----       -----       -----


Deferred income taxes reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets (liabilities) are summarized as follows:

                                                       December 31,
                                                    1998          1997
                                                 ----------   -----------

     Facility closure costs                      $  319,506   $   678,000
     Vacation accrual                               180,431       129,000
     Startup and development costs                3,235,423    (1,021,000)
     Accrued expenses                               461,966       392,000
     Depreciation                                  (653,801)   (  373,000)
     Net operating loss carryforward                194,898             -
     Alternative minimum tax credit carryforward    375,039        70,000
                                                 ----------   -----------
                                                  4,113,462    (  125,000)
     Valuation allowance                                  -             -
                                                 ----------   -----------
                                                 $4,113,462   $(  125,000)
                                                 ----------   -----------
                                                 ----------   -----------

The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized.

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

In connection with the 1995 Private Placement, warrants issued with units totaled 874,198, which are exercisable at $7.75 per share. During the years ended December 31, 1998 and 1997, 35 and 6,950 of such warrants were exercised simultaneously with the tendering of subordinated notes. At December 31, 1998 and 1997, warrants outstanding totaled 650,510 and 650,545, respectively.
(See Note H).

In connection with the 1995 Private Placement, the Company sold to the agent for the private placement, for a nominal sum, warrants to purchase from the Company 59,681 shares of common stock. The warrants are exercisable for a period of five years commencing September 15, 1995 at an exercise price of $10.00. During the year ended December 31, 1998, 33,341 of such warrants were exercised.

On February 2, 1994, the Company completed a public offering of 833,333 shares of Common Stock. The net proceeds received by the Company after deducting applicable issuance costs and expenses aggregated $4,105,020. In connection with the public offering, the Company sold to the representative of the underwriters, for a nominal sum, warrants to purchase from the Company 109,375 shares of Common Stock. The warrants are exercisable for a period of four years commencing February 2, 1995 at an exercise price of 107% of the initial public offering price ($4.76), increasing to 114% of the initial public offering price on February 2, 1996, 121% of the initial public offering price on February 2, 1997 and 128% of the initial public offering price on February 2, 1998. During the year ended December 31, 1998, 48,666 of such warrants were exercised at an exercise price of $6.10 per share. During the year ended December 31, 1997, 7,000 and 16,500 of such warrants were exercised at an exercise price of $5.43 and $5.77 per share, respectively.

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

     	During the fourth quarter of 1996, the Company decided to discontinue the operations of two programs, one in Fort Worth, Texas and the other in New York, New York. The decision to discontinue these operations was based on management's expectation of the outcome from negotiations occurring during the fourth quarter of 1996 with the respective contracting agencies. The New York State contract expiring in 1997 was not expected to be renewed. In addition, the Fort Worth community was against the continued housing of residents at the Company's halfway house. These factors resulted in substantially reduced occupancy levels and operating losses being sustained at both programs. As a result, the Company accrued certain expenses at December 31, 1996, and has written down certain assets related to each program.

      In December 1996, the Company notified the contracting agency, Texas Department of Criminal Justice, that the entire Fort Worth facility will be closed by April 1, 1997. The Company estimated the costs to be incurred to exit the facility and charged these costs to operations at December 31, 1996. Such expenses include the write-off of fixed assets, deferred development and start-up costs, and a provision for rent expense, real estate taxes and insurance through the lease expiration date of May 1999. The Company began winding down the operations of the program in the first quarter of 1997 and closed a portion of the facility. Subsequently, the Company was asked by the TDCJ to leave the remaining portion of the facility open until an alternative site could be located.

      In August of 1997, the Company signed an amendment to its contract with the TDCJ which significantly lowered the expected population of the facility in addition to increasing the per diem rate to $33.00 from $29.95. The Company has continued to run the program at the reduced levels. Management evaluated the terms of the amended contract with the TDCJ and determined that it would result in a loss. This loss approximated the remaining unamortized closure reserve associated with its original decision to close the Ft. Worth facility. The Company believes that the remaining balance of the contract loss reserves reserved at December 31, 1998 totaling $70,000 is adequate to offset the estimated losses to be incurred under the amended contract. The Company's decision to continue to operate the facility in accordance with the terms of the amended contract is based on its desire to offset a portion the fixed obligations of the Company pertaining to the building. These obligations will continue regardless of whether or not the Company actually operates the program.

      The Company has written-off a portion of fixed assets and expenses during the year ended December 31, 1996 related to the program it manages for the New York State Department of Corrections at the Company's Brooklyn and Manhattan, New York locations. Such expenses include rents and related costs, real estate taxes and insurance from April 1, 1997 through the expiration of the locations' operating leases on December 31, 1998 and April 30, 2000, respectively. The Company continued to operate its programs for the Federal Bureau of Prisons at these locations. However, management estimated it would incur a loss under its contract to operate the BOP program at its Manhattan facility and accordingly at December 31, 1996 established a reserve for the estimated loss totaling approximately $646,000.

      In the second quarter of 1997, the Company closed its Manhattan location and placed all of its remaining residents in its Brooklyn location. Throughout the year, the Company continued its efforts to ascertain the likelihood of increased population and a long-term contract. In the third quarter of 1997, the Company understood the State would be issuing a formal Request for Proposal relating to its Community Corrections Programs. In addition, the State indicated to the Company that the population rates would improve. At that time the Company decided to re-open its Manhattan location and to prepare to bid on the pending RFP. In February of 1998, the Company was awarded contracts to operate two Community Corrections Programs in its Manhattan location for a total capacity of 130. Although the Company signed contracts to operate these two programs, the State did not give a minimum occupancy guarantee and did not increase the per diem rate. It is the Company's belief that the populations in the Manhattan, DOC and BOP programs and the Brooklyn DOC program will continue to fluctuate and such operations will result in losses under the contractual obligations. During the second half of 1998 the Company experienced a reduction in the Manhattan DOC population. In response, the Company submitted a formal budget request for additional funding. In February 1999 the budget was approved by the State and the

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - (Continued)

1(a).	Fort Worth and New York Closures

      Company was awarded an additional $600,000 to cover operating losses going forward through the expiration of the Company's operating leases on April 30, 2000. This additional funding will increase the Company's remaining balance of facility loss reserves as of January 1, 1999. The Company believes that the unamortized balance of the closure and contractual loss reserves originally recorded in connection with its decision to discontinue these operations totaling $1,496,000 is adequate to offset the estimated losses to be incurred by the Company under these contracts at December 31, 1998. The Company's decision to operate these programs is based on its desire to offset a portion fixed obligations of the Company pertaining to the lease of the buildings. These lease obligations will continue regardless of whether or not the Company actually operates a program.

      The December 31, 1996 write-down of $3,329,000 represents actual charges to operations incurred for each program at December 31, 1996 and the present value of those expenses subsequent to April 1, 1997, attributable to the closure of each program which total $3,600,000 discounted using an interest rate of 9% per annum.

      The composition of the writedown at December 31, 1996 is as follows:

          	Fixed assets, net	                               $  564,050
          	Deferred development and start-up costs, net	        98,446
          	Facility loss reserves	                           2,566,504
          	Closure related costs incurred in 1996	             100,000
                                                            ----------
	                                                           $3,329,000
                                                            ----------
                                                            ----------

      Fixed assets writedowns consist primarily of leasehold improvements and certain equipment used specifically at the Ft. Worth and New York facilities. Facility loss reserves are management's estimate of the losses incurred by the Company under fixed contractual obligations to deliver its program services at the Ft. Worth and New York facilities. These costs include rent and related facility costs and the Company's direct costs to deliver the program services net of any revenues generated under the contracts.

     	Facility loss reserves are as follows:

                                                              December 31,
                                                           1998        1997
                                                        ----------  ----------

           Facility loss reserves                       $  818,900  $1,737,741
           Less current portion                            594,900     982,741
                                                        ----------  ----------
           Long-term portion of facility loss reserves  $  224,000  $  755,000
                                                        ----------  ----------
                                                        ----------  ----------

      For each of the aforementioned programs, the operating losses incurred until the facilities are closed will be reflected in the financial statements applicable to those periods.

      Revenues and operating income (loss) for the Ft. Worth and New York programs for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                      December 31,
                                               --------------------------
                                                1998      1997      1996
                                               ------    ------    ------
           	Revenues	                          $6,132    $4,911    $7,666
            Operating income (loss)	           $ (940)   $ (892)   $ (326)

      Operating income (loss) for the year ended December 31, 1998 and 1997 is net of amortization of contract loss reserves costs totaling $918,841 and $828,764, respectively.

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

     	The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1998 and December 31, 1997, represents the present value of the consideration to be received through August 1999 of $994,082 and $2,259,082, respectively, ($4,428,000 discounted using an interest rate of 11.5% per annum) reduced by the estimated closing costs (legal and consulting) and the facility's estimated carrying costs through December 31, 1996. During the year ended December 31, 1996 the entire reserve established at December 31, 1995 for carrying and closing costs was reduced by approximately $300,000 of payments for rent and other carrying and closing costs.

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

      The Company has entered into an employment agreement with its President which expires February 17, 2001 and provides for minimum annual compensation of $270,000, cost of living increases, use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $200,000.

     	The Company entered into an employment agreement with its Chief Operating Officer (COO) which expired on January 20, 1999 and provided for minimum annual compensation of $115,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, related benefits, a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000, and a grant of options to purchase 100,000 shares of the Company's common stock. On December 5, 1998 CSC entered into a three year employment agreement with Mr. Garretson, which provides for minimum annual compensation of $200,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, and related benefits. The agreement also entitles Mr. Garretson to an annual bonus of $100,000 in the first year and $110,000, and $120,000 in the second and third years respectively, provided that the Company's total bed count at each year-end exceeds certain amounts.

     	The Company's current employment agreement with its Chief Financial Officer (CFO) was extended in July 1997 and has a term of three years with automatic annual renewal provisions. The CFO receives minimum annual compensation of $135,000, annual salary increases, automobile allowances and a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000. The agreement provides for the negotiation of the CFO's annual compensation for the period after February 24, 1999 at an amount not less than $149,000. In January 1999, as part of the renegotiations of compensation for the period commencing February 26, 1999, the Company increased the CFO's base compensation to $200,000 with an annual bonus not to exceed $100,000.
      In addition, the CFO was granted five-year options to purchase 25,000 shares of the Company's common stock at $11.125 per share. The options become exercisable at the annual rate of 8,333 shares, commencing on the date of grant.

5.   	Concentrations of Credit Risk

     	Approximately 98.4%, 97.8% and 98.0% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, relate to amounts earned from Federal, state and local contracts. The Company's contracts in 1998, 1997 and 1996 with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were as follows:

                                                    Years Ended December 31,
                                                    -----------------------
                                                     1998     1997    1996
                                                     ----     ----    ----
         Florida Department of Juvenile Justice       21%      30%      -
         Immigration and Naturalization Services       -        -      12%
         Arizona Department of Corrections            13%      11%     11%
         Texas Department of Criminal Justice         13%      10%     17%
         Various Agencies in the State of Texas       17%      20%     21%
         U.S. Bureau of Prisons                        -       10%     20%
         New York Department of Corrections            -        -      11%

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

6.   	Fiduciary Funds

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

      The Company has various construction contracts related to ongoing projects totaling approximately $8,371,930 and $1,439,000 as of December 31, 1998 and 1997.

8.   	Letter of Credit

     	In connection with the Company's workmen's compensation insurance coverage requirements, the Company has obtained a $258,000 Letter of Credit from its bank in favor of the insurance carrier.


NOTE M - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

                                                 Years ended December 31,
                                                 -----------------------
                                              1998         1997         1996
                                          -----------   ----------  -----------
Numerator:
  Net income (loss)                       $(6,022,207)  $3,025,524  $(1,868,027)
                                          -----------   ----------  -----------
                                          -----------   ----------  -----------

Denominator:
  Basic earnings per share:
    Weighted average shares outstanding     7,761,224    7,675,220    5,781,853

  Effect of dilutive securities - stock
    options and warrants                            -      442,702            -

  Denominator for diluted earnings
    per share                               7,761,224    8,117,922    5,781,853
                                          -----------   ----------   ----------
                                          -----------   ----------   ----------

  Net income (loss) per common
    share - basic                         $     (0.78)  $     0.39   $    (0.32)
                                          -----------   ----------   ----------
                                          -----------   ----------   ----------
  Net income (loss) per common
    share - diluted                       $     (0.78)  $     0.37   $    (0.32)
                                          -----------   ----------   ----------
                                          -----------   ----------   ----------

The effect of dilutive securities of 490,909, 40,967 and 513,194 for the years ended December 31, 1998, 1997 and 1996 were not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive.

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

                                            Years Ended December 31,
                                            ------------------------
                                        1998          1997          1996
                                    -----------    ----------   -----------
Net income (loss)
  As reported                       $(6,022,207)   $3,025,524   $(1,868,027)
  Pro forma (unaudited)              (7,608,908)    2,215,352   $(2,716,910)


Income (loss) per common
  share - basic
    As reported                       $     (0.78)   $     0.39   $     (0.32)
    Pro forma                               (0.98)         0.29         (0.47)


Income (loss) per common
  share - diluted
    As reported                       $     (0.78)   $     0.37   $     (0.32)
    Pro forma (unaudited)                   (0.98)         0.27         (0.47)


These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998, 1997 and 1996.

                                             Years Ended December 31,
                                             ------------------------
                                         1998          1997          1996
                                      -------       -------    ----------
    Volatility                             68%           70%           72%
    Risk free rate                       5.25%         6.00%         5.64%
    Expected life                     3 years       3 years    3.32 years

The weighted average fair value of options granted during 1998, 1997 and 1996 for which the exercise price equals the market price on the grant date was $6.27, $5.65 and $5.71, respectively, and the weighted average exercise
prices  were  $12.82, $11.32, and $10.56,  respectively.   The weighted
average fair value and weighted average exercise price of options granted in 1995 for which the exercise price exceeded the market price on the grant date were $10.50 and 20.63, respectively.

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

Stock option activity during 1998, 1997 and 1996 is summarized below:

                                                       Weighted-Average
                                          Options       Exercise Price
                                          -------      ----------------

    Balance, January 1, 1996              365,188          $   8.35
      Granted                             293,700             10.56
      Exercised                           (64,888)             6.37
      Canceled                            (43,750)            12.67
                                          -------             -----
    Balance, December 31, 1996            550,250              9.40
      Granted                             170,750             11.32
      Exercised                            (2,625)             4.76
      Canceled                            (21,950)            16.01
                                          -------             -----
    Balance, December 31, 1997            696,425              9.75
      Granted                             212,750             12.80
      Exercised                           (16,258)             7.76
      Canceled                            (45,125)            12.37
                                          -------           -------

    Balance, December 31, 1998            847,792           $ 10.44
                                          -------           -------
                                          -------           -------

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - STOCK OPTIONS - (Continued)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1998:

                                      Weighted-Average
                                         Remaining
      Range of           Number        Contractual Life   Weighted-Average
  Exercise Prices     Outstanding          (Years)         Exercise Price
  ---------------     -----------     ----------------    ---------------
     $ 4 -  8           176,000             0.31               $ 5.92
       8 - 12           325,542             2.47               $ 9.37
      12 - 18           316,250             2.08               $13.36
      18 - 21            30,000             1.46               $19.38
                        -------
                        847,792
                        -------
                        -------


     Range of            Number       Weighted-Average
  Exercise Prices     Exercisable      Exercise Price
  ---------------     -----------     ----------------
    $ 4 -  8            176,000           $ 5.92
      8 - 12            310,292           $ 9.31
     12 - 18            279,750           $13.42
     18 - 21             30,000           $19.38


NOTE O - EMPLOYEE BENEFIT PLANS

On July 1, 1996, the Company adopted a contributory retirement plan under
Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $10,000 in 1998 and $9,500 in 1997 and 1996. The Company's contribution under the plan amounts to 20% of the employees' contribution. In 1998 and 1997, the Company contributed $127,000 and $62,000, respectively, to the plan.


NOTE P - SELF INSURANCE

During 1996, the Company decided to self-insure for workers' compensation insurance. The Company has obtained an aggregate excess policy, which limits the Company's exposure to a maximum of $750,000 and $600,000 as of December 31, 1998 and 1997, respectively. The estimated insurance liability totaling $744,000 and $451,000 on December 31, 1998 and 1997, respectively is based upon review by the Company and an independent insurance broker of claims filed and claims incurred but not reported.

On October 1, 1997 the Company entered into a group health plan subject to a self-insured retention and subject to a loss limit of $100,000 per individual. At December 31, 1998 the plan had 1,275 participants and medical insurance liability of $207,000. This liability represents the maximum claim exposure under the plan less actual payments made during 1998. In addition, the Company is subject to a maximum terminal liability of $353,000. Since termination is not anticipated, no terminal accruals were made at December 31, 1998.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE Q - MERGER

On September 24, 1998, the Company announced that it had entered into a definitive merger agreement with Youth Services International, Inc. (YSI) under which each outstanding share of YSI common stock will be converted into
 .375 shares of CSC common stock. On March 2, 1999 the Company announced that the parties had agreed to amend the merger agreement to reduce the exchange to
 .275 shares of CSC's stock for each outstanding share of YSI common stock. Under the merger agreement, YSI will become a wholly owned subsidiary of CSC. Management expects the merger to be completed in the first quarter of 1999. Transaction cost consisting of financial advisory fees, legal and accounting services and travel costs of $727,000 as of December 31, 1998 were capitalized. These non-recurring costs will be charged to operations during the fiscal quarter in which the merger is consummated. If circumstances arise that would prevent or cause the merger to terminate these costs would be expensed at that time.


NOTE R - SUBSEQUENT EVENTS

On February 8, 1999 the Company announced it had finalized a contract to operate a 96 bed secure treatment facility in Clark County, Nevada. The Company believes that this facility is the first of its kind to be privatized in that state.

On February 23, 1999, the Company announced that it had mutually agreed with the Administration of Juvenile Institutions not to renew the contract for the 120-bed Bayamon Detention Center in Bayamon, Puerto Rico effective May 1, 1999.

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Correctional Services Corporation
And Subsidiaries


In connection with our audit of the financial statements of Correctional Services Corporation and Subsidiaries referred to in our report dated March 5, 1999, which is included on page F-1 of this Form 10-K for the year ended December 31, 1998, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

                                         GRANT THORNTON LLP











Tampa, Florida
March 5, 1999

                                 SCHEDULE II

                      CORRECTIONAL SERVICES CORPORATION
                              AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS


Column A                             Column B           Column C                Column D         Column E
--------                            ----------          --------                --------         --------
                                                        Additions
                                                        ---------
                                                                Charged to
                                    Balance at     Charged        Other        Deductions       Balance at
                                     Beginning     To Costs       Accounts       Describe          End of
Description                          of Period   and Expenses    Describe          (1)            Period
----------                          ----------   ------------    ---------     ----------       ----------
Year Ended December 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts $      -     $   18,000      $       -     $        -       $   18,000

Year Ended December 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts $   18,000   $  272,000      $       -     $        -       $  290,000

Year Ended December 31, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts $  290,000   $        -      $       -     $  233,559       $   56,441
                                                                                    (1)

(1) $203,740 of the total represents reversal of the amount subsequently collected. The remaining reduction was due to write-offs.
