Form 10-K405/A
period 1998-12-31
CORRECTIONAL SERVICES CORP
filed 1999-04-21
CIK 914670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1998

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from__________to__________.

                           Commission File No.:  0-23038

                         CORRECTIONAL SERVICES CORPORATION
                         ---------------------------------
               (Exact name of registrant as specified in its charter)


DELAWARE                                                       11-3182580
--------                                                       ----------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

1819 Main Street, Sarasota, Florida                                 34236
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:  (941) 953-9199.

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class               Name of each exchange on which registered
-------------------                ----------------------------------------
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

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 30, 1999:

Common Stock, $.01 par value                               8,061,861 Shares

INFORMATION NOTE:

    This Form 10-K/A is being filed to include Exhibits 3.1.2, 3.1.3 and 23.1 which were omitted from the original filing.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
            ----------------------------------------------------------------

  2.1 Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.**

  2.2 First Amendment, dated as of January 12, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.**

  2.3 Second Amendment, dated as of March 2, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.**

  3.1       Certificate of Incorporation of CSC dated October 28, 1993.**

  3.1.1 Copy of Certificate of Amendment of Certificate of Incorporation of CSC dated July 29, 1996.**

  3.1.2 Copy of Certificate of Correction to CSC's Certificate of Incorporation.(1)

  3.1.3 Copy of Certification of Correction to CSC's Certificate of Amendment to CSC's Certificate of Incorporation.(1)

  3.2       CSC's By-Laws.**

  4.3       Form of CSC Series A Warrant.**

  4.4       Form of CSC 10% Subordinated Promissory Note.**

  4.5 Form of Placement Agent's Warrant between CSC and Janney Montgomery Scott Inc.**

*10.1       CSC's 1993 Stock Option Plan, as amended.**

*10.5.1 Employment Agreement between CSC and James F. Slattery dated February 17, 1998.**

*10.6       Employment Agreement between CSC and Aaron Speisman.**

*10.6.1 Modification to the Employment Agreement between CSC and Aaron Speisman, dated June 13, 1996.**

 10.8.3 Exercise of third option of the contract for operation of a facility in New York, New York for women through June 30, 1995.**

 10.9 Contract between CSC and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in Brooklyn, New York, dated November 13, 1990.**

 10.9.1 Letter dated September 23, 1993 from the U.S. Department of Justice, Federal Bureau expressing its intent to exercise the third option year of the contract.**

 10.9.2 Exercise of third option year of the contract for operation of a facility in Brooklyn, New York.**

 10.9.3 Extension of contract for operation of a facility in Brooklyn, New York through March 31, 1995.**

 10.10.1 Contract Amendment between CSC and the U.S. Immigration and Naturalization Service for operation of the Seattle Processing Center, dated October 1, 1996.**

 10.11.3 Operations Agreement for the Tarrant County Community Correctional Facility, Mansfield, Texas, dated September 1, 1998.**

 10.12 Contract between CSC and the New York State Department of Corrections, dated July 17, 1992.**

 10.12.1 Extension of Contract between CSC and the New York State Department of Corrections.**

 10.13 Contract between CSC and the Texas Department of Criminal Justice, Pardons and Paroles Division.**

 10.13.1 Extension to the contract between CSC and the Texas Department of Criminal Justice, Pardons and Paroles Division for operation of the South Texas Intermediate Sanction Facility.**

 10.13.2 Contract between CSC and the Texas Department of Criminal Justice for operation of the South Texas Intermediate Sanction Facility.**

 10.15      Agreement between CSC and William Banks, dated October 31, 1989.**

 10.15.1    Letter dated December 9, 1993 from William Banks to CSC.**

 10.16      Form of Sub-Lease between CSC and LeMarquis Operating
            Corporation.**

 10.17      Form of Lease between CSC and Myrtle Avenue Family Center, Inc.**

 10.19 Contract by and between Esmor Canadian, Inc. and the Board of Trustees for the Hemphill County Juvenile Detention Center for operation of the Hemphill County Juvenile Detention Center.**

 10.22 Contract between CSC and the U.S. Department of Justice, Immigration and Naturalization Service for operation of the Seattle Processing Center, effective August 1, 1994.**

 10.23      Lease between Esmor Fort Worth, Inc. and Region Enterprises, Inc.**

 10.24.1    Renewal of the Revolving Line of Credit Note dated
            January 15, 1998.**

*10.25      1994 Non-Employee Director Stock Option Plan.**

 10.26 Loan and Security Agreement with NationsBank, N.A. (South) dated as of December 31, 1995.**

 10.26.2    Deed of Trust Modification Agreement dated January 14, 1998.**

 10.26.3    Third Amendment to Loan Agreement dated January 5, 1998.**

 10.26.4    Fourth Amendment to Loan Agreement dated January 14, 1998.**

 10.29 Contract between CSC and the State of Florida, Correctional Privatization Commission dated October 6, 1995 for operation of the Pahokee Youth Facility.**

 10.30 Contract between CSC and the State of Florida, Correctional Privatization Commission dated October 6, 1995 for operation of the Polk City Youth Facility.**

 10.31 Contract between CSC and the State of Arizona, Department of Corrections for operation of the Arizona DWI Facility in Phoenix, Arizona dated July 1995.**

 10.31.1 Amendment Number One to the contract between CSC and the State of Arizona, Department of Corrections for the operation of the Arizona DWI Facility in Phoenix, Arizona dated April 1997.**

 10.31.2 Amendment Number Two to the contract between CSC and the State of Arizona, Department of Corrections for the operation of the Arizona DWI Facility in Phoenix, Arizona dated December 1997.**

 10.34 Asset Purchase Agreement dated as of December 15, 1995 between CSC and Corrections Corporation of America.**

 10.38 Contract between CSC and the U.S. Department of Justice, Federal Bureau of Prisons for operation of a facility in Brooklyn, New York.**

 10.41 Contract between CSC and the State of Arizona for operation of the DWI Secure Prison in Phoenix, Arizona dated January 1997.**

 10.42 Contract between CSC and McKinley County New Mexico for operation of the McKinley County, New Mexico Adult Detention Facility, dated October 3, 1996.**

 10.43 Contract between CSC and Colorado County, Texas for the operation of the Colorado County, Texas Juvenile Residential Facility.**

 10.44 Lease Agreement between CSC and Creston Realty Associates, L.P., dated October 1, 1996.**

 10.45      Lease between CSC and Elberon Development Company.**

 10.45.1    Assignment of Lease between CSC and Elberon Development Company.**

 10.46 Contract between CSC and Bell County Texas for operation of the Bell County Juvenile Residential Facility.**

 10.46.1 Addendum A, dated November 4, 1997, to Management Agreement for the Operation of the Bell County Juvenile Residential Facility.**

 10.46.2 Amendment, dated April 1, 1998, to Management Agreement for the Operation of the Bell County Juvenile Residential Facility.**

*10.47.1 Amended Employment Agreement between CSC and Ira M. Cotler dated July 9, 1997.**

*10.48 Employment Agreement between CSC and Michael C. Garretson, dated January 21, 1996.**

*10.48.1 Employment Agreement between CSC and Michael C. Garretson, dated December 5, 1998.**

 10.49 Contract between CSC and Okaloosa County, Florida for the Design, Build and Operation of a Moderate Risk Residential Program and a High Risk Residential Program dated June 13, 1997.**

 10.49.1 Amendment to Contract between CSC and Okaloosa County, Florida for the Design, Build and Operation of a Moderate Risk Residential Program and a High Risk Residential Program dated June 16, 1997.**

 10.50 Contract between CSC and Grenada County, Mississippi for the Operation and Management of a 200 bed jail dated
           September 1, 1997.**

 10.50.1   Lease Agreement between CSC and Grenada County dated
           September 1, 1997.**

 10.51.1 First Amendment to Asset Purchase Agreement between CSC and Dove Development Corporation, Consolidated Financial Resources/Crystal City, Inc., dated August 27, 1997.**

 10.52 Contract between CSC and McKinley County, New Mexico for the Operation and Management of the McKinley County Adult Detention Facility in Gallup, New Mexico, executed August 21, 1997.**

 10.54     Lease Agreement between CSC and Frio County dated
           November 26, 1997.**

 10.55 Contract between CSC Management de Puerto Rico and the Juvenile Institutions Administration of the Commonwealth of Puerto Rico dated December 22, 1997 for the operation and management of a secure residential treatment program for youths at the Salinas facility in Puerto Rico.**

 10.56 Contract between CSC and the Juvenile Institutions Administration dated February 6, 1998 for operation of the Metropolitan Juvenile Detention Center in Puerto Rico.**

 10.57 Contract between CSC and the Juvenile Institutions Administration dated February 6, 1998 for operation of the Metropolitan Juvenile Treatment Center in Puerto Rico.**

 10.58 Contract between CSC and the New York State Department of Corrections for Community Reintegration Services dated March 1, 1998.**

 10.58.1 Contract between CSC and New York State Department of Corrections for Community Reintegration Services, dated September 1, 1998.**

 10.60 Credit facility with NationsBank and a syndicate of banks for up to $30 million dated April, 1998.**

 10.60.1 Amendment No. 1 to credit facility with NationsBank and a syndicate of banks, dated October 16, 1998.**

 10.61 Sublease for Sarasota, Florida office space dated April 9, 1998 between Lucent Technologies, Inc. and CSC and Landlord Consent to Sublease.**

 10.62 Contract between CSC, Dallas County, Texas and the Dallas County Juvenile Board for the Implementation and Operation of the Dallas County Secure Post-Adjudication Residential Facility dated
           April 14, 1998.**

 10.62.1 License Agreement dated June, 1998 between CSC, Dallas County, Texas and the Dallas County Juvenile Board for the Operation and Management of the Dallas County Secure Post-Adjudication Residential Facility.**

 10.63 Management Services Agreement May 26, 1998 between CSC and Jefferson County, Texas for the Operation and Management of the Jefferson County Detention Facility in Beaumont, Texas.**

 10.64 Management Agreement between CSC and Dominion Management, Inc. dated June 5, 1998 for the Operation of the Central Oklahoma Correctional Facility.**

 10.65 Operations and Management Agreement between CSC and South Fulton Municipal Regional Jail Authority dated June 23, 1998 for Operation and Management of the South Fulton Municipal Regional Jail Facility.**

 10.66 Operations and Management Agreement between CSC and Newton County, Texas dated June 12, 1998 for the Operation and Management of the Newton County Correctional Center.**

 10.67 Asset Purchase Agreement between CSC and the County of Dickens, Texas dated July 14, 1998 for the purchase of the Dickens County Correctional Facility.**

 10.68 Service Agreement for the Paulding, Georgia, Regional Youth Detention Center, dated July 21, 1998.**

 10.69 Contract for Operation and Programming of a 96 Bed Secure Juvenile Facility in Dallas, TX, dated August 26, 1998.**

 10.70 Temporary Management Subcontract, dated October 16, 1998, for Operation of the Crowley County Correctional Facility.**

 10.70.1 Subcontract, Facility Use Agreement, and Asset Purchase by and among CSC, Trans-American Development Associates, Inc. and FBA, L.L.C. dated December 14, 1998.**

 10.114 Construction/Installment Purchase and Management Services Contract by and among CSC, the State of Nevada, Department of Human Resources, Nevada Real Property Corporation and Clark & Sullivan Constructors-Rite of Passage, Inc. dated February 2, 1999.**

 11.       Computation of Per Share Earnings.**

 23.1 Consent of Grant Thornton L.L.P., CSC's independent public accountants.

 27.       Financial Data Schedule**
------------

*     Management Contract or Compensatory Plan or arrangement.
**    Previously filed.

(1) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form S-1 (Registration Number 333-06457).

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

Dated: April 21, 1999