Form 10-Q
period 1999-03-31
CORRECTIONAL SERVICES CORP
filed 1999-05-17
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                  Commission File Number
   March 31, 1999                                             0-23038
   --------------                                             -------

                      CORRECTIONAL SERVICES CORPORATION
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


        Delaware                                    11-3182580
        --------                                    ----------
(State of Incorporation)              (I.R.S. Employer Identification Number)

          1819 Main Street, Suite 1000, Sarasota, Florida  34236
          ------------------------------------------------------
                 (Address of principal executive offices)


            Registrant's telephone number, including area code:
                              (941) 953-9199
                               -------------

                               Not Applicable
            --------------------------------------------------
           (Former name, former address and former fiscal year
                     if changed since last report)


Number of shares of common stock outstanding on March 31, 1999:  11,176,475

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X      No
                                                       -----   -----

                      CORRECTIONAL SERVICES CORPORATION

                                   INDEX

                                                                      Page No.
                                                                      -------

                       PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

     Condensed Consolidated Balance Sheets (unaudited)
     March 31, 1999 and December 31, 1998                                	3

     Condensed Consolidated Statements of Operation (unaudited)
     - for the Three Months Ended March 31, 1999 and 1998                	4

     Condensed Consolidated Statement of Cash Flows (unaudited)
     - for the Three Months Ended March 31, 1999 and 1998                	5

     Notes to Consolidated Financial Statements                          	6

Item 2.	Management's Discussion and Analysis of Financial
       	Condition and Results of Operation                               	9

Item 3.  Quantative and Qualitative Disclosures About Market Risk        14


                         PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings                                               	15

Item 2.	Changes in Securities                                           	15

Item 3.	Defaults Upon Senior Securities                                 	15

Item 4.	Submission of Matters to a Vote of Security Holders             	15

Item 5.	Other Information                                               	15

Item 6.	Exhibits and Reports on Form 8-K                                	16

Signatures                                                              	17

                      CORRECTIONAL SERVICES  CORPORATION
                              AND SUBSIDIARIES
              CONDENSED  CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands, except share data)


                         ASSETS                      March 31,    December 31,
                                                       1999           1998
                                                   -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                          $  6,727       $  7,639
   Restricted cash                                         167            157
   Accounts receivable, net                             35,999         37,924
   Receivable from sale of equipment and
      leasehold improvements                               879            994
   Deferred tax asset                                    2,716          2,071
   Prepaid expenses and other current assets             4,470          5,421
                                                      --------      ---------

       Total current assets                             50,958         54,206

PROPERTY, EQUIPMENT AND IMPROVEMENTS,
   AT COST, NET                                         50,198         53,120

OTHER ASSETS
   Deferred tax asset                                   11,394          9,162
   Other                                                 7,241          9,847
                                                      --------       --------
                                                      $119,791       $126,335
                                                      --------       --------
                                                      --------       --------

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities           $ 31,801       $ 27,823
   Subordinated promissory notes                         1,036          1,101
   Current portion of long-term obligations                 20             22
                                                      --------       --------

       Total current liabilities                        32,857         28,946

LONG-TERM SENIOR DEBT                                    9,000         11,500
7% CONVERTIBLE SUBORDINATED DEBENTURES                  32,200         32,200
LONG-TERM OBLIGATIONS                                      363            364
LONG-TERM PORTION OF FACILITY LOSS RESERVES              1,033          1,299
                                                      --------       --------

       Total liabilities                                75,453         74,309

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 1,000,000
      shares authorized, none issued an Outstanding          -              -
   Common Stock, $.01 par value, 30,000,000
      shares authorized, 11,176,475 and 10,906,768
      shares issued and outstanding                        112            109
   Additional paid-in capital                           81,286         79,552
   Accumulated deficit                                 (37,060)       (27,635)
                                                      --------       --------
       Total stockholders' equity                       44,338         52,026
                                                      --------       --------
                                                      $119,791       $126,335
                                                      --------       --------
                                                      --------       --------

        The accompanying notes are an integral part of these statements.

                                     3


                      CORRECTIONAL SERVICES  CORPORATION
                              AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (in thousands, except per share data)

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                        1999           1998
                                                      -------        -------

Revenues                                              $58,934        $42,221
                                                      -------        -------

Facility expenses
   Operating                                           52,329         33,961
   Startup costs                                          729            327
                                                      -------        -------
                                                       53,058         34,288
                                                      -------        -------
Contribution from operations                            5,876          7,933
Other operating expenses:
   General and administrative                           3,708          4,328
   Merger costs and related restructuring charges      13,813              -
                                                      -------        -------
Operating income (loss)                               (11,645)         3,605

Interest and other expense, net                          (756)          (585)
                                                      -------        -------
Income (loss) before income taxes and cumulative
   effect of change in accounting principle           (12,401)         3,020
Income tax (expense) benefit                            2,976         (1,104)
                                                      -------        -------
Income (loss) before cumulative effect of change
   in accounting principle                             (9,425)         1,916
Cumulative effect of change in accounting
   principle, net of tax of $3,180                          -         (4,863)
                                                      -------        -------
Net loss                                              $(9,425)       $(2,947)
                                                      -------        -------
                                                      -------        -------

Basic earnings (loss) per share:
   Income (loss) before cumulative effect of
      change in accounting principle                   $(0.86)         $0.18
   Cumulative effect of change in accounting
      principle                                             -          (0.45)
                                                       ------         ------
          Net loss per share                           $(0.86)        $(0.27)
                                                       ------         ------
                                                       ------         ------

Diluted earnings (loss) per share:
   Income (loss) before cumulative effect of
      change in accounting principle                   $(0.86)         $0.17
   Cumulative effect of change in accounting
      principle                                             -          (0.43)
                                                       ------         ------
          Net loss per share                           $(0.86)        $(0.26)
                                                       ------         ------
                                                       ------         ------

Number of shares used to compute EPS:
   Basic                                               11,018         10,766
   Diluted                                             11,018         11,303

       The accompanying notes are an integral part of these statements.

                                        4

                      CORRECTIONAL SERVICES CORPORATION
                              AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (in thousands)
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                           1999       1998
                                                         -------    -------
Cash flows from operating activities:
   Net loss                                              $(9,425)   $(2,947)
   Adjustments to reconcile net loss to net cash
      Provided by operating activities:
         Depreciation and amortization                     1,526      1,331
         Stock granted as compensation                         -         14
         Merger-related asset write-downs                  5,245          -
         Cumulative effect of a change in
            accounting principle                               -      4,863
         Deferred income tax benefit                      (2,877)      (208)
         Loss on sale of fixed assets                          -         15
         Changes in operating assets and liabilities:
            Accounts receivable                            1,925     (2,006)
            Prepaid expenses and other current assets        951       (491)
            Accounts payable and accrued liabilities       3,891       (435)
            Reserve for Fort Worth and NYCC facilities
               loss reserves                                (179)      (230)
                                                         -------    -------
          Net cash provided by (used in) operating
             activities:                                   1,057        (94)
                                                         -------    -------

Cash flows from investing activities:
   Capital expenditures                                   (1,289)    (4,138)
   Proceeds from  sale of fixed assets                         -         17
   Proceeds from sale of Behavioral Health business            -      4,500
   (Increase) decrease in restricted cash - maintenance
      fund                                                   (10)        17
                                                         -------    -------
          Net cash (used in) provided by investing
             activities:                                  (1,299)       396
                                                         -------    -------

Cash flows from financing activities:
   Repayments on senior debt, net                         (2,500)         -
   Repayment on short-term and long-term obligations         (68)    (1,029)
   Proceeds from sale of equipment and leasehold
      improvements                                           115        115
   Net proceeds from exercise of stock options
      and warrants                                         1,737        564
   Long-term portion of prepaid lease                        100          -
   Other assets                                              (54)      (114)
                                                         -------    -------
          Net cash used in financing activities:            (670)      (464)
                                                         -------    -------


NET DECREASE IN CASH AND CASH EQUIVALENTS                   (912)      (162)

Cash and cash equivalents at beginning of period           7,639     13,231
                                                         -------    -------
Cash and cash equivalents at end of period               $ 6,727    $13,069
                                                         -------    -------
                                                         -------    -------

Supplemental disclosures of cash flows information:
   Cash paid (refunded) during the period for:
      Interest                                            $1,243     $1,366
                                                          ------     ------
                                                          ------     ------

      Income taxes, net                                     $145         $7
                                                          ------     ------
                                                          ------     ------

       The accompanying notes are an integral part of these statements.

                                      5

                      CORRECTIONAL SERVICES CORPORATION
                              AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries. Due to the pooling of interests business combination consummated on March 31, 1999, described in Note 2, the condensed consolidated financial statements also include the accounts of Youth Services International, Inc. and its subsidiaries ("YSI") for all periods presented.

In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 1999, and for the three months ended March 31, 1999 and 1998, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements of the Company and YSI as of December 31, 1998. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company and Form 8-K for YSI have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K and Form 8-K for YSI for the year ended December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - POOLING OF INTERESTS BUSINESS COMBINATION

On March 31, 1999, the Company exchanged 3,114,614 shares of the Company's common stock for all of the common stock of YSI. YSI operates juvenile justice facilities and also provides aftercare services to adjudicated youth. The above transaction has been accounted for as a pooling of interests and, accordingly the condensed consolidated financial statements for the periods presented have been restated to include the accounts of YSI.

Revenue and net income of the separate companies for the period preceding the YSI merger were as follows (in thousands):


Three months ended March 31, 1998                     Revenue      Net Income
---------------------------------                     -------      ----------

CSC, as previously  reported, before the effect
of change in accounting principle (see Note 3)        $19,110        $1,008
Effect of change in accounting principle                    -        (5,182)
YSI                                                    23,111         1,227
                                                      -------        ------
Combined                                              $42,221       $(2,947)
                                                      -------       -------
                                                      -------       -------

In connection with the merger, during the first quarter of 1999 the Company recorded a charge to operating expenses of approximately $13,813,000 ($10,279,000, after taxes) for direct costs related to the merger and certain other costs resulting from the restructuring of the newly combined operations.

Merger costs consisted primarily of fees for investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges include severance, change in control payments made to certain former officers of YSI and costs associated with exiting certain operating and administrative activities. Merger costs and related restructuring charges are comprised of the following (in thousands):

     Direct merger costs                                      $ 6,111
     Restructuring charges:
        Employee severance and change in control payments       2,339
        Exit costs                                              4,410
        Other                                                     953
                                                              -------
          Total                                               $13,813
                                                              -------
                                                              -------

Restructuring activities primarily relate to the consolidation of administrative functions and the expected closure of certain facilities. Exit costs include charges resulting from the cancellation of lease agreements and other long-term commitments, the write-down of underutilized assets or assets to be disposed of and miscellaneous other costs.

In addition, in connection with the merger, the Company assumed $32,200,000 of 7% Convertible Subordinated Debentures originally issued during the year ended June 30, 1996 by YSI. Due to certain provisions in the indenture, the change of control as a result of the merger enables the holder to demand immediate redemption by the Company. The applicable portion of the unamortized costs related to the issuance of these debentures have been appropriately written off and are included in the direct merger costs. Agreements were reached with certain holders representing $30,500,000 of the total debt to defer payment until March 31, 2000. (See Liquidity and Capital Resources
Section in Management Discussion and Analysis.) A total of $1,700,000 representing the balance will be repaid from working capital during the second quarter of 1999.


NOTE 3 - DEFERRED DEVELOPMENT AND STARTUP COSTS

In the fourth quarter of 1998 the Company elected to early adopt the AICPA's Statement of Position 98-5 (SOP 98-5), Accounting for Start-up Costs. The accounting change requires the Company to expense start-up and deferred development costs as incurred, rather than capitalizing and subsequently amortizing such costs. SOP 98-5 required the Company to record a cumulative effect of change in accounting of $4,863,380 (net of tax benefit of $3,180,000) retroactively to January 1, 1998. Due to this implementation methodology, the first quarter of 1998 was retroactively restated to reflect the cumulative effect of change in accounting. In the first quarter ended March 31, 1998 operating expenses were restated to reflect the reversal of $385,319 of
amortization expense. In addition,   $910,982 of startup and development cost
previously capitalized was expensed as incurred.


NOTE 4 - INCOME TAXES

Deferred tax assets consisting of a current portion of $2,716,000 and a long-term portion of $11,394,000 reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.
The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized. The reduction in the effective tax rate for the three months ended March 31, 1999 was a result of expensing certain merger costs that are non-deductible for tax purposes.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

     Three Months Ended March 31, 1999

     The effect of dilutive securities is anti-dilutive therefore, the reconciliation has not been presented.


     Three Months Ended March 31, 1998

     Numerator:
          Net Income					                          		$(2,947)
                                                     -------
                                                     -------

     Denominator:
          Basic earnings per share:
          Weighted average shares outstanding		       10,766
          Effect of dilutive securities - stock
             options and warrants		                      537
                                                     -------

     Denominator for diluted earnings per share			    11,303
                                                     -------
                                                     -------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 43 facilities and approximately 5,800 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 20 facilities representing 7,241 beds. On a combined basis, as of March 31, 1999, the Company provided services in 22 states and Puerto Rico, representing approximately 13,000 beds including aftercare services.

The Company's primary source of revenue is generated from the operation of its facilities pursuant to contracts with federal, state and local government agency contracts, and management agreements with third parties that contract directly with governmental agencies. Generally, the Company's contracts are based on a daily rate per resident, some of which have a guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of residents housed. In addition, the Company receives revenue for educational and aftercare services. The Company recognizes revenue when the Company performs the services pursuant to its contracts.

The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility and care of the residents which include salaries and benefits of administrative and direct supervision personnel, food, clothing, medical services and personal hygiene supplies. Other operating expenses are comprised of fixed costs which consists of rent and lease payments, utilities, insurance, depreciation and professional fees.

The Company also incurs start-up costs as it relates to the opening of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel and certain legal costs.

Contribution from operations consists of revenues minus operating expenses and start-up costs. Contribution from operations, in general, is lower in the initial stages of facilities' operations. This is due to the need to incur a significant portion of the facilities' operating expenses while the facility is in the process of attaining full occupancy.

General and administrative costs primarily consist of salaries and benefits of non-facility based personnel, insurance, professional fees, rent and utilities associated with the operation of the Company's corporate offices. In addition, general and administrative costs consist of development costs principally comprised of travel, proposal development, legal fees, and various consulting and agency fees.


Recent Developments

On March 31, 1999, the Company completed the acquisition of YSI, which was accounted for using the pooling of interests method. The company issued 3,114,614 shares of the its common stock for all YSI capital stock. Accordingly, the Company's consolidated financial statements have been restated to reflect the combination with YSI.

On March 26, 1999, the Company through its YSI subsidiary was re-awarded the contract to operate the 350 bed Charles H. Hickey Jr. School located in Baltimore, Maryland.

On February 23, 1999, the Company announced that it had mutually agreed with the Administration of Juvenile Institutions not to renew the contract for the 120-bed Bayamon Detention Center in Bayamon, Puerto Rico effective May 1, 1999.

Results of Operations

The following table sets forth-certain operating data as a percentage of total revenues:

                                                Percentage of Total Revenues
                                                Three Months Ended March 31,
                                                ----------------------------
                                                      1999          1998
                                                     ------        ------
     Revenues                                        100.0%        100.0%
                                                     ------        ------

     Expenses:
          Operating                                   88.8%         80.4%
          Startup costs                                1.2%          0.8%
                                                     ------        ------
                                                      90.0%         81.2%
                                                     ------        ------
     Contribution from operations                     10.0%         18.8%
                                                     ------        ------
     Other operating expenses:
          General and administrative                   6.3%         10.3%
          Merger costs and related restructuring
             charges                                  23.4%          0.0%
                                                     ------        ------
                                                      29.7%         10.3%
                                                     ------        ------
     Operating income                                -19.7%          8.5%
     Interest income (expense), net                   -1.3%         -1.4%
                                                     ------        ------
     Income (loss) before income taxes and
        cumulative effect of change in accounting    -21.0%          7.1%
     Income tax (provision) benefit                    5.0%         -2.6%
                                                     ------        ------
     Income (loss) before cumulative effect of
        change in accounting                         -16.0%          4.5%
     Cumulative effect of change in accounting,
         net of tax                                      -          11.5%
                                                     ------        ------
     Net income (loss)                               -16.0%         -7.0%
                                                     ------        ------
                                                     ------        ------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Revenue increased by $16.7 million or 40% for the three months ended March 31, 1999 to $58.9 million compared to the same period in 1998 due primarily to an increase in the number of residents housed by the Company. The net change was primarily due to:

   - An increase of $17.7 million generated from the opening of 12 juvenile and 5 adult facilities.

   - A net increase of $.8 million generated from per diem rate and occupancy level increases in existing facilities.

   - A decrease of $1.8 million from the sale of the behavioral health business and the discontinuance of the Timberline Academy and the College Station programs.

Operating expenses increased $18.8 million or 55% for the three months ended
March 31, 1999 to $53.1 million compared to the same period in 1998 due to the opening of the 17 new facilities mentioned above.

As a percentage of revenues, operating expenses increased to 88.8% for the three months ended March 31, 1999 from 80.4% for the three months ended March 31, 1998. The increase was primarily due to the number of facilities that were in their early stages of operations. These facilities incurred operating expenses as a percentage of revenue which were greater than those experienced by the Company in 1998.


Startup costs were $729,542 for the three months ended March 31, 1999 compared to $327,349 for the three months ended March 31, 1998. Startup costs for the three months ended March 31, 1999 related to the startup of the following facilities:

   - South Fulton, Georgia facility
   - Crowley, Colorado (300 bed addition)

General and administrative expenses decreased to $3.7 million for the period ended March 31, 1999 from $4.3 million for the three months ended March 31, 1998. The decrease in general and administrative expenses was primarily attributable to the reduction of the administrative staff of the YSI subsidiary.

As a percentage of revenues, general and administrative expenses decreased to 6.3% for the three months ended March 31, 1999 from 10.25% for the three months ended March 31, 1998. The decrease in general and administrative expenses as a percentage of revenue is a result of leveraging these costs over a larger revenue base.

Interest expense, net of interest income, was $756,277 for the three months ended March 31, 1999 compared to interest expense, net of interest income of
$584,522 for the three months ended March 31, 1998, a net increase in interest
expense of $171,755.   This increase resulted from borrowings on the Company's
credit facility to finance the growth of the Company.

For the three months ended March 31, 1999 the Company recognized an income tax benefit of $2,976,331 representing an effective tax rate of 24%. For the three months ended March 31, 1998 the Company recognized a provision for income taxes of $1,103,529 and an income tax benefit of $3,180,000 related to the cumulative effect of change in accounting principle representing an effective tax rate of 39.5%. The reduction in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

As a result of the foregoing factors, for the three months ended March 31, 1999 the Company had a net loss of ($9,425,051) or ($0.86). For the three months ended March 31, 1998 the Company had net income of $1,916,618 and a net loss of ($2,946,762) or $0.18 and ($0.45) per share before and after the cumulative effect of change in accounting principle, respectively.

Liquidity and Capital Resources

At March 31, 1999 the Company had $6,727,000 of cash and working capital of $18,101,000. Net cash provided by operating activities was $1,057,000 for the three months ended March 31, 1999 compared to net cash used in operating activities of $94,000 for the three months ended March 31, 1998. The change was attributed primarily to:

   - A decrease in net income due to the recognition of cash expenses related to the merger.

   - An increase in accounts receivable, prepaid expenses and offset by an increase in accounts payable related to the opening of new facilities.

Net cash of $1,299,000 was used in investing activities during the three months ended March 31, 1999 as compared to $396,000 being provided in the three months ended March 31, 1998. In the 1999 period such cash was used principally for:

   - Capital expenditures related to the opening of new facilities.

   - The purchase of land and land improvements for future development.

In the comparable period for 1998, the principal investing activities of the Company were:

   - Capital expenditures related to the opening of new facilities;


   - Offset by the receipt of $4,500,000 from the sale of the Behavioral Health business owned by YSI.

Net cash of $672,000 was used in financing activities for the three months ended
March 31, 1999 as compared to $464,000 used in financing activities for the three months ended March 31, 1998. During the 1999 period the Company's primary uses of funds were net repayments of $2,500,000 on the Company's revolving credit agreement offset by proceeds of $1,736,000 from the exercise of stock options and warrants.

In the comparable period for 1998 the primary uses of funds were net repayments of $1,029,000 on the Company's revolving credit agreement offset by proceeds of $564,000 received from the exercise of stock options and warrants.

In August of 1998 the Company initiated an amendment to its current credit agreement with a syndicate of banks led by NationsBank N.A. Under the amendment, which was finalized on October 16, 1998, the Company received an additional $17,500,000 temporary increase in its credit facility.

On March 31, 1999 the Company finalized a second amendment to its credit agreement with a syndicate of banks led by Nationsbank N.A. Under the amendment, the Company received, among other items, the consent to merge with YSI. The banks also agreed to modify certain financial covenants to give effect to the merger, the merger-related costs and the adoption of SOP 98-5 and waived any default arising from the merger. In addition, the termination date of the $17.5 million temporary increase in the Company's credit facility was extended to June 15, 1999. Upon receipt of junior capital the increase in the credit facility will become permanent. If the Company is unable to:

   - extend the temporary increase;

   - amend the credit facility to provide an increased borrowing base; or

   - obtain alternative financing;

then it may have to curtail its growth relating to the construction and operation of potential new facilities. As of March 31, 1999 the total amount outstanding on the revolver was $9,000,000 and the total amount outstanding on the operating lease facility was $16,922,000.

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

As part of its long term capital plan, the Company will need to obtain additional debt or equity financing to fund the redemption of up to $32.2 million of YSI's 7% Convertible Subordinated Debentures due 2006 within one year after the merger. The holders of approximately $1.7 million of the debentures are entitled to redemption of their debentures within 90 days after the merger and the holders of the debentures representing approximately $30.5 million balance have agreed to extend the redemption date for their redemption's until one year after the merger. We cannot assure that we will be able to obtain financing to fund the redemption obligations or, if able, that we will do so on favorable terms. If we cannot fund this redemption obligation through new financing, our financial viability may be impaired.

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

Analysis of the assessment findings revealed that the Company is positioned to
deal with these Year 2000 issues.   Approximately 90% of all computer systems
and software will be in compliance without modification. The Company's Corporate
MIS staff is currently in the process of modifying or replacing the remaining
10% of its computer systems and software. The corporate accounting system has been tested and upgraded to be compliant.  The Company has undertaken a program to inventory, assess and correct or replace equipment that contains embedded chips that will have a direct impact on inmate security or employee safety.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's current financing is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. The Company's subordinated debt and mortgage on property accrues interest at fixed rates of interest.

     The table below represents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights.


                                       Expected Maturity Dates
                                       -----------------------
                                         1999      2000   2001     2002   2003  Therafter   Total    Fair Value
                                       ---------  -----  -----    -----  -----  ---------   -----    ----------

Fixed rate debt                        1,103,455  2,290  2,524    2,783  3,069  308,665   1,422,786  1,422,786
                                       ---------  -----  -----    -----  -----  -------   ---------  ---------
                                       ---------  -----  -----    -----  -----  -------   ---------  ---------

   Weighted average interest
   rate at March 31, 1999      10.00%
                               ------
                               ------

Variable rate LIBOR debt                    -       -   9,000,000   -       -       -      9,000,000  9,000,000
                                          -----   ----- ---------  ----  -----    -----    ---------  ---------
                                          -----   ----- ---------  ----  -----    -----    ---------  ---------

   Weighted average interest
   rate at March 31, 1999       8.32%
                                -----
                                -----

                         PART II. - - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     CSC held a special meeting of shareholders on March 31, 1999 at which time the shareholders of CSC voted to approve the merger of Palm Merger Corp., a subsidiary of CSC, with and into Youth Services International, Inc. ("YSI") pursuant to the agreement and plan of merger, dated as of September 23, 1998, and as amended as of January 12, 1999 and March 2, 1999 among CSC, Palm Merger Corp. and YSI. There was a total of 4,672,509 shares voted for the merger, 27,683 shares voted against the merger and 11,357 abstentions.

Item 5.  Other Information

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

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

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits
       --------

       10.47.2 Amendment No. 1 dated May 3, 1999 to Employment Agreement between CSC and Ira M. Cotler of July 9, 1997.
       10.47.3 Change in Control Agreement between CSC and Ira M. Cotler, dated May 3, 1999.
       10.60.2 Amendment No. 2 to credit facility with NationsBank and a syndicate of banks, dated March 31, 1999.
       11.      Computation of Per Share Earnings
       27.      Financial Data Schedule

(b)  Reports on Form 8-K

Form 8-K filed on January 21, 1999 relating to Amendment No. 1 to the Agreement and Plan of Merger dated as of September 23, 1998, as amended, among YSI, CSC and Palm Merger Corp.

Form 8-K filed on March 3, 1999 relating to an Amendment No. 2 to the Agreement and Plan of Merger dated as of September 23, 1998, as amended, among YSI, CSC and Palm Merger Corp.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:  /s/ Ira M. Cotler
     ______________________________________
     Ira M. Cotler, Chief Financial Officer


Dated:  May 17, 1999