Form 10-Q
period 1999-06-30
CORRECTIONAL SERVICES CORP
filed 1999-08-17
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended             Commission File Number
        June 30, 1999                        0-23038
        -------------                        -------

                 CORRECTIONAL SERVICES CORPORATION
       ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

       Delaware                             11-3182580
       --------                             ----------
(State of Incorporation) (I.R.S. Employer Identification Number)

     1819 Main Street, Suite 1000, Sarasota, Florida  34236
     ------------------------------------------------------
             (Address of principal executive offices)


       Registrant's telephone number, including area code:
                          (941) 953-9199
                           -------------

                          Not Applicable
      ------------------------------------------------------
       (Former name, former address and former fiscal year
                      if changed since last report)

Number of shares of common stock outstanding on August 13, 1999: 11,373,064.

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

                    CORRECTIONAL SERVICES CORPORATION

                                  INDEX
                                                                 Page No.
                                                                 -------

                     PART I. - FINANCIAL INFORMATION

Item 1.    	Financial Statements

           	Condensed Consolidated Balance Sheets
           	(unaudited) June 30, 1999 and December 31, 1998         	3

           	Condensed Consolidated Statements of Operations
           	(unaudited) - for the Three and Six Months Ended
           	June 30, 1999 and 1998                               4 & 5

           	Condensed Consolidated Statements of Cash Flows
           	(unaudited) - for the Six Months Ended
           	June 30, 1999 and 1998                                  	6

           	Notes to Condensed Consolidated Financial Statements    	7

Item 2.    	Management's Discussion and Analysis of Financial
           	Condition and Results of Operation                     	10

Item 3.    	Quantitative and Qualitative Disclosures About
           	Market Risk                                            	17


                        PART II. - OTHER INFORMATION

Item 1.    	Legal Proceedings                                      	18

Item 2.    	Changes in Securities                                  	18

Item 3.    	Defaults Upon Senior Securities                        	18

Item 4.    	Submission of Matters to a Vote of Security Holders    	18

Item 5.    	Other Information                                      	19

Item 6.    	Exhibits and Reports on Form 8-K                       	20

Signature                                                          	21


                      CORRECTIONAL SERVICES  CORPORATION
                               AND SUBSIDIARIES
              CONDENSED  CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands, except share data)

                  ASSETS                             June 30,     December 31,
                                                       1999           1998
                                                    -----------   -----------
CURRENT ASSETS

   Cash and cash equivalents                        $   1,728      $   7,639
   Restricted cash                                        286            157
   Accounts receivable, net                            41,138         37,924
   Receivable from sale of equipment and
      leasehold improvements                              534            994
   Deferred tax asset                                   2,716          2,071
   Prepaid expenses and other current assets            3,954          5,421
                                                   ----------     ----------

   Total current assets                                50,356         54,206

PROPERTY, EQUIPMENT AND IMPROVEMENTS, AT COST, NET     50,263         53,120

OTHER ASSETS
   Deferred tax asset                                  11,394          9,162
   Other                                                6,987          9,847
                                                   ----------     ----------
                                                     $119,000       $126,335
                                                   ----------     ----------
                                                   ----------     ----------

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities         $  31,431      $  27,823
   Subordinated promissory notes                        1,036          1,101
   7% Convertible Subordinated Debentures              30,470         32,200
   Current portion of long-term obligations                21             22
                                                   ----------     ----------

   Total current liabilities                           62,958         61,146

LONG-TERM SENIOR DEBT                                   9,000         11,500
LONG-TERM OBLIGATIONS                                     364            364
LONG-TERM PORTION OF FACILITY LOSS RESERVES               308          1,299
                                                   ----------     ----------

   Total liabilities                                   72,630         74,309

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 1,000,000
      shares authorized, none issued and
      outstanding                                           -              -
   Common Stock, $.01 par value, 30,000,000
      shares authorized, 11,176,475 and 10,906,768
      shares issued and outstanding                       112            109
   Additional paid-in capital                          81,286         79,552
   Accumulated deficit                                (35,028)       (27,635)
                                                   ----------     ----------
      Total stockholders' equity                       46,370         52,026
                                                   ----------     ----------
                                                     $119,000       $126,335
                                                   ----------     ----------
                                                   ----------     ----------

     The accompanying notes are an integral part of these statements.

                                     3

                     CORRECTIONAL SERVICES  CORPORATION
                              AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                  (in thousands, except per share data)
                                                     Six Months Ended June 30,
                                                     ------------------------
                                                        1999          1998
                                                     ----------    ----------
Revenues                                               $119,813      $ 84,186
                                                     ----------    ----------

Facility expenses:
   Operating                                            106,058        71,585
   Startup costs                                            757         6,154
                                                     ----------    ----------
                                                        106,815        77,739
                                                     ----------    ----------
Contribution from operations                             12,998         6,447
Other operating expenses:
   General and administrative                             6,745         8,904
   Merger costs and related restructuring charges        13,813           -
   Costs Related to CCI transaction                           -           306
                                                     ----------    ----------
Operating income (loss)                                  (7,560)       (2,763)

Interest and other expense, net                          (1,482)         (987)
                                                     ----------    ----------
Income (loss) before income taxes and cumulative
   Effect of change in accounting principle              (9,042)       (3,750)
Income tax (expense) benefit                              1,649         1,436
                                                     ----------    ----------
Income (loss) before cumulative effect of change
   in accounting principle                               (7,393)       (2,314)
Cumulative effect of change in
   accounting principle, net of tax of $3,180                 -        (4,863)
                                                     ----------    ----------
Net loss                                                $(7,393)      $(7,177)
                                                     ----------    ----------
                                                     ----------    ----------

Basic earnings (loss) per share:
   Income (loss) before cumulative
      effect of change in accounting principle           $(0.67)       $(0.21)
   Cumulative effect of change in
      accounting principle                                    -        $(0.45)
                                                     ----------    ----------
         Net loss per share                              $(0.67)       $(0.66)
                                                     ----------    ----------
                                                     ----------    ----------

Diluted earnings (loss) per share:
   Income (loss) before cumulative effect of
      change in accounting principle                     $(0.67)       $(0.21)
   Cumulative effect of change in
      accounting principle                                    -        $(0.45)
                                                     ----------    ----------
         Net loss per share                              $(0.67)       $(0.66)
                                                     ----------    ----------
                                                     ----------    ----------

Number of shares used to compute EPS:
   Basic                                                 11,098        10,816
   Diluted                                               11,098        10,816


       The accompanying notes are an integral part of these statements.

                                      4

                      CORRECTIONAL SERVICES  CORPORATION
                               AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (in thousands, except per share data)
                                  (continued)

                                                  Three Months Ended June 30,
                                                  --------------------------
                                                     1999            1998
                                                  ---------       ---------
Revenues                                            $60,878         $42,048
                                                  ---------       ---------

Facility expenses:
   Operating                                         53,730          37,590
   Startup costs                                         28           5,549
                                                  ---------       ---------
                                                     53,758          43,139
                                                  ---------       ---------
Contribution from operations                          7,120          (1,091)
Other operating expenses:
   General and administrative                         3,037           4,886
   Costs related to CCI transaction                       -             306
                                                  ---------       ---------
Operating income (loss)                               4,083          (6,283)

Interest and other expense, net                        (725)           (487)
                                                  ---------       ---------
Income (loss) before income taxes                     3,358          (6,770)
Income tax (expense) benefit                         (1,326)          2,539
                                                  ---------       ---------
Net income (loss)                                    $2,032         $(4,231)
                                                  ---------       ---------
                                                  ---------       ---------

(Loss) Earnings per share:
   Basic                                              $0.18          $(0.39)
                                                  ---------       ---------
                                                  ---------       ---------
   Diluted                                            $0.18          $(0.39)
                                                  ---------       ---------
                                                  ---------       ---------

Number of shares used to compute EPS:
   Basic                                             11,176          10,865
   Diluted                                           11,218          10,865


      The accompanying notes are an integral part of these statements.

                                      5


                       CORRECTIONAL SERVICES  CORPORATION
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                          Six Months Ended
                                                               June 30,
                                                         ------------------
                                                         1999          1998
                                                       --------     --------
Cash flows from operating activities:
   Net loss                                            $ (7,393)    $ (7,177)
   Adjustments to reconcile net earnings to net
      cash used in operating activities:
        Depreciation and amortization                     2,977        2,635
        Stock granted as compensation                         -           15
        Merger related asset write down                   4,895            -
        Cumulative effect of a change in
          accounting principle                                -        4,863
        Deferred income tax expense (benefit)            (2,878)         121
        Loss on sale fixed assets                             -           13
        Write off of other assets                             -          321
        Tax benefit realized due to exercise of
          nonqualified stock options                          -          208
        Changes in operating assets and liabilities:
          Restricted Cash                                  (129)         188
          Accounts receivable                            (3,214)      (4,078)
          Prepaid expenses and other current assets       1,468         (818)
          Accounts payable and accrued liabilities        1,092       (2,817)
          Reserve for facility carrying costs             1,527         (459)
                                                       --------     --------
         Net cash used in operating activities:          (1,655)      (6,985)
                                                       --------     --------

Cash flows from investing activities:
   Capital expenditures                                  (2,273)      (6,549)
   Proceeds from the sale of property, equipment
      and improvements                                        -           22
   Proceeds from the sale of behavioral
      health business                                         -        4,500
   Collection of notes receivable                             -           36
   Other assets                                              44         (448)
                                                       --------     --------
         Net cash used in investing activities:          (2,229)      (2,439)
                                                       --------     --------

Cash flows from financing activities:
   Repayments on senior debt, net                        (2,500)       4,500
   Payment on short-term and long-term obligations           (2)      (1,181)
   Payment of subordinated debt                          (1,796)           -
   Proceeds from sale of fixed assets                       460          460
   Net proceeds from exercise of stock options
      and warrants                                        1,736        1,572
   Debt issuance costs                                     (125)         (39)
   Long-term portion of prepaid lease                       200          175
   Dividend Distribution                                      -          (60)
                                                       --------     --------
         Net cash provided by (used in)
           financing activities:                         (2,027)       5,427
                                                       --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (5,911)      (3,997)
Cash and cash equivalents at beginning of period          7,639       13,231
                                                       --------     --------
Cash and cash equivalents at end of period             $  1,728     $  9,234
                                                       --------     --------
                                                       --------     --------

Supplemental disclosures of cash flows information:
Cash paid during the period for:
   Interest                                            $  1,536     $  1,444
                                                       --------     --------
                                                       --------     --------
   Income taxes                                        $    146     $    333
                                                       --------     --------
                                                       --------     --------

       The accompanying notes are an integral part of these statements.

                                     6

                         CORRECTIONAL SERVICES CORPORATION
                                 AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements of the Company and YSI as of December 31, 1998. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company and Form 8-K for YSI have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K and Form 8-K for YSI for the year ended December 31, 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

Revenue and net income of the separate companies for the period preceding the YSI merger were as follows (in thousands):

                                    Three months ended     Six months ended
                                       June 30, 1998         June 30, 1998
                                   --------------------   -------------------
                                   Revenue   Net Income   Revenue  Net Income

CSC, as previously reported,
  before the effect of change in
  accounting principle
  (see Note 3)                     $20,156     $ 1,051    $39,267    $ 2,059
Effect of change in accounting
  principle                              -      (3,361)         -     (8,543)
YSI                                 21,892      (1,921)    44,919       (693)
                                   -------      ------    -------     ------
Combined                           $42,048     ($4,231)   $84,186    ($7,177)
                                   -------      ------    -------     ------
                                   -------      ------    -------     ------

In connection with the merger, during the first quarter of 1999, the Company recorded a charge to operating expenses of approximately $13,813,000 ($10,279,000, after taxes) for direct costs related to the merger and certain other costs resulting from the restructuring of the newly combined operations.

Direct Merger costs consisted primarily of fees to investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI and costs associated with the consolidation of administrative functions and the expected closure of certain facilities. Exit costs include charges resulting from the cancellation of lease agreements and other long-term commitments, the write-down of underutilized assets or assets to be disposed of and miscellaneous other cots.

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
                                                        -------
                                                        -------

In addition, in connection with the merger, the Company assumed $32,200,000 of 7% Convertible Subordinated Debentures originally issued by YSI during the year ended June 30, 1996. Under the terms of the indenture pursuant to, which YSI issued the Debentures, the acquisition of YSI by the Company constituted a :change of control" thereby enabling the holder of the Debentures to demand immediate redemption by the Company. The applicable portion of the unamortized costs related to the issuance of these debentures have been appropriately written off and are included in the direct merger costs. Agreements were reached with certain holders representing $30,500,000 of the total debt to defer payment until March 31, 2000. (See Liquidity and Capital Resources Section in Management Discussion and Analysis.) In June 1999, a total of $1,730,000 representing the balance was repaid from working capital.


NOTE 3 - DEFERRED DEVELOPMENT AND STARTUP COSTS

In the fourth quarter of 1998 the Company elected to adopt early the AICPA's Statement of Position 98-5 (SOP 98-5), Accounting for Start-up Costs. The accounting change requires the Company to expense start-up and deferred development costs as incurred, rather than capitalizing and subsequently amortizing such costs. SOP 98-5 required the Company to record a cumulative effect of change in accounting of $4,863,380 (net of tax benefit of $3,180,000) retroactively to January 1, 1998. Due to this implementation methodology, the first quarter of 1998 was retroactively restated to reflect the cumulative effect of change in accounting. In the second quarter ended June 30, 1998 operating expenses were restated to reflect the reversal of
$415,669 of amortization expense. In addition,   $5,972,305 of startup and
development cost previously capitalized was expensed as incurred.


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


         Six Months Ended June 30, 1999

         The effect of dilutive securities is anti-dilutive therefore, the reconciliation has not been presented.


         Six Months Ended June 30, 1998

         The effect of dilutive securities is anti-dilutive therefore, the reconciliation has not been presented.


         Three Months Ended June 30, 1999

         Numerator:
         Net Income                                        $2,032
                                                           ------
                                                           ------

         Denominator:
            Basic earnings per share:
            Weighted average shares outstanding            11,176
            Effect of dilutive securities - stock
              options and warrants                             42
                                                           ------

         Denominator for diluted earnings per share        11,218
                                                           ------
                                                           ------


         Three Months Ended June 30, 1998

         The effect of dilutive securities is anti-dilutive therefore, the reconciliation has not been presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 42 facilities and approximately 5,400 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 20 facilities representing approximately 7,300 beds. On a combined basis, as of June 30, 1999, the Company provided services in 22 states and Puerto Rico, representing approximately 12,600 beds including aftercare services.

     The Company's primary source of revenue is generated from the operation of its facilities pursuant to contracts with federal, state and local governmental agencies, and management agreements with third parties that contract directly with governmental agencies. Generally, the Company's contracts are based on a daily rate per resident, some of which have guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of residents housed. In addition, the Company receives revenue for educational and aftercare services. The Company recognizes revenue when the Company performs the services pursuant to its contracts.

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

     Contribution from operations consists of revenues minus operating expenses and start-up costs. Contribution from operations, in general, is lower in the initial stages of a facilities' operations. This is due to the need to incur a significant portion of the facilities' operating expenses while the facility is in the process of attaining full occupancy.

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

Recent Developments

     On February 23, 1999, the Company announced that it had mutually agreed with the Administration of Juvenile Institutions not to renew the contract for the 120-bed Bayamon Detention Center in Bayamon, Puerto Rico. In May 1999, the Company discontinued operating this facility.

     On March 26, 1999, the Company through its YSI subsidiary was re-awarded the contract to operate the 350 bed Charles Hl Hickey, Jr. School located in Baltimore, Maryland.

     On March 31, 1999, the Company completed the acquisition of YSI, which was accounted for using the pooling of interests method. The Company issued 3,114,614 shares of the its common stock for all YSI capital stock. Accordingly, the Company's consolidated financial statements have been restated to reflect the combination with YSI.

     On June 11, 1999, the Company discontinued operating the Clarinda Academy in Clarinda, Iowa.

     On June 25, 1999, the Company closed the Stuart E. Nunn Juvenile Center in Texarcana, Texas.

Results of Operations

     The following tables sets forth-certain operating data as a percentage of total revenues:

                                                  Percentage of Total Revenue
                                                        Six Months Ended
                                                            June 30,
                                                  ---------------------------
                                                      1999            1998

     Revenues                                        100.0%          100.0%

     Expenses:
       Operating                                      88.5%           85.0%
       Startup costs                                   0.7%            7.3%
                                                     -----           -----
                                                      89.2%           92.3%
                                                     -----           -----
     Contribution from operations                     10.8%            7.7%
     Other operating expenses:
       General and administrative                      5.6%           10.6%
       Merger costs and related restructuring
         Charges                                      11.5%            0.0%
         Costs related to CCI transaction              0.0%            0.4%
                                                     -----           -----
                                                      17.1%           11.0%
                                                     -----           -----
     Operating income                                 -6.3%           -3.3%

     Interest income (expense), net                   -1.2%           -1.2%

     Income (loss) before income taxes and
       Cumulative effect of change in accounting      -7.5%           -4.5%
                                                     -----           -----
     Income tax (provision) benefit                    1.4%            1.7%

     Income (loss) before cumulative effect of
       Change in accounting                           -6.1%           -2.8%
                                                     -----           -----
     Cumulative effect of change in
       accounting, net of tax of $3,180,000            0.0%            5.8%
                                                     -----           -----
     Net income (loss)                                -6.1%           -8.5%
                                                     -----           -----
                                                     -----           -----

     The following tables sets forth-certain operating data as a percentage of total revenues: (continued)

                                                 Percentage of Total Revenue
                                                      Three Months Ended
                                                            June 30,
                                                 ---------------------------
                                                     1999            1998

     Revenues                                       100.0%          100.0%

     Expenses:
       Operating                                     88.3%           89.4%
       Startup costs                                  0.0%           13.2%
                                                    -----           -----
                                                     88.3%          102.6%
                                                    -----           -----
     Contribution from operations                    11.7%           -2.6%
     Other operating expenses:
       General and administrative                     5.0%           11.6%
       Merger costs and related restructuring
         Charges                                      0.0%            0.0%
       Costs related to CCI transaction               0.0%            0.7%
                                                    -----           -----
                                                      5.0%           12.3%
                                                    -----           -----
     Operating income                                 6.7%          -14.9%

     Interest income (expense), net                  -1.2%           -1.2%

     Income (loss) before income taxes                5.5%          -16.1%
                                                    -----           -----
     Income tax (provision) benefit                  -2.2%            6.0%
                                                    -----           -----
     Net income (loss)                                3.3%          -10.1%
                                                    -----           -----
                                                    -----           -----


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenue increased by $35.6 million or 42% for the six months ended June 30, 1999 to $119.8 million compared to the same period in 1998 due primarily to an increase in the number of residents housed by the Company. The net change was primarily due to:

     - An increase of $34.6 million generated from the opening of 12 juvenile and 6 adult facilities.

     - A net increase of $2.9 million generated from per diem rate and occupancy level increases in existing facilities.

     - A decrease of $2.7 million from the sale of the behavioral health business and the discontinuance of the Timberline Academy and the College Station programs.

     Operating expenses increased $34.4 million or 48% for the six months ended June 30, 1999 to $106.0 million compared to the same period in 1998 due primarily to the opening of the 18 new facilities mentioned above.

     As a percentage of revenues, operating expenses increased to 88.5% for the six months ended June 30, 1999 from 85.0% for the six months ended June 30, 1998. The increase was primarily due to the number of facilities that were in their early stages of operations. These facilities incurred operating expenses as a percentage of revenue which were greater than those experienced by the Company in 1998.

     Startup costs were $757,000 costs for the six months ended June 30, 1999 compared to $6,154,000 for the six months ended June 30, 1998. Startup for the six months ended June 30, 1999, related to the startup of the South Fulton, Georgia facility and 300-bed expansion of the Crowley, Colorado facility.

     General and administrative expenses decreased from $8.9 million for the period ended June 30, 1998 to $6.7 million for the six months ended June 30, 1999. The decrease of $2.4 million in general and administrative expenses was primarily attributable to:

     - The reduction of the administrative staff of the YSI subsidiary.

     - The reduction of YSI corporate overhead expenses.

     - The synergies realized from the merger resulting in the reduction of insurance, office expenses and travel.

     As a percentage of revenues, general and administrative expenses decreased to 5.6% for the six months ended June 30, 1999 from 10.6% for the six months ended June 30, 1998. The decrease in general and administrative expenses as a percentage of revenue is a result of the achievement of synergies noted above and leveraging of these remaining costs over a larger revenue base.

     Interest expense, net of interest income, was $1,482,000 for the six months ended June 30, 1999 compared to interest expense, net of interest income of $987,000 for the six months ended June 30, 1998, a net increase in interest
expense of $495,000.   This increase resulted from borrowings on the Company's
credit facility to finance the growth of the Company.

     For the six months ended June 30, 1999 the Company recognized an income tax benefit of $1,649,000 representing an effective tax rate of 18.2%. For the six months ended June 30, 1998 the Company recognized a benefit for income taxes of $1,436,000 and an income tax benefit of $3,180,000 related to the cumulative effect of change in accounting principle representing an effective tax rate of 39.1%. The reduction in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

     As a result of the foregoing factors, for the six months ended June 30,
1999 the Company had a net loss of ($7,393,000) or ($0.67) per share.   For the
six months ended June 30, 1998 the Company had a net loss of ($2,314,000) and a net loss of ($7,177,000) or ($0.21) and ($0.66) per share before and after the cumulative effect of change in accounting principle, respectively.


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenue increased by $18.8 million or 45% for the three months ended June 30, 1999 to $60.9 million compared to the same period in 1998 due primarily to an increase in the number of residents housed by the Company. The net change was primarily due to:

     - An increase of $18.1 million generated from the opening of 12 juvenile and 6 adult facilities.

     - A net increase of $1.2 million generated from per diem rate and occupancy level increases in existing facilities.

     - A decrease of $.9 million from the sale of the behavioral health business and the discontinuance of the Timberline Academy and the College Station programs.

     Operating expenses increased $16.1 million or 43% for the three months ended June 30, 1999 to $53.7 million compared to the same period in 1998 due primarily to the opening of the 18 new facilities mentioned above.

     As a percentage of revenues, operating expenses decreased to 88.3% for the three months ended June 30, 1999 from 89.4% for the three months ended June
30, 1998. The decrease was primarily due to the Company's increased purchasing power, which resulted in lower costs in food, various operating supplies and training.

     Startup costs were $28,000 costs for the three months ended June 30, 1999 compared to $5,549,000 for the three months ended June 30, 1998. During the three months ended June 30, 1998, there were nine (9) facilities in the startup phase of operations. During the three months ended June 30, 1999, there were no material startup expenses incurred.

     General and administrative expenses decreased to $3.0 million for the period ended June 30, 1999 from $4.9 million for the three months ended June 30, 1998. The decrease in general and administrative expenses was primarily attributable to the reduction of the administrative staff and corporate overhead of the YSI subsidiary and synergies achieved from the merger.

     As a percentage of revenues, general and administrative expenses decreased to 5.0% for the three months ended June 30, 1999 from 11.6% for the three months ended June 30, 1998. The decrease in general and administrative expenses as a percentage of revenue is a result of leveraging these reduced costs over a larger revenue base.

     Interest expense, net of interest income, was $725,000 for the three months ended June 30, 1999 compared to interest expense, net of interest income of $487,000 for the three months ended June 30, 1998, a net increase in interest
expense of $238,000.   This increase resulted from prior borrowings on the
Company's credit facility to finance the substantial growth of the Company during late 1998 and early 1999.

     For the three months ended June 30, 1999 the Company recognized an income tax provision of $1,326,000 representing an effective tax rate of 39.5%. For the three months ended June 30, 1998 the Company recognized a benefit for income taxes of $2,539,000 representing an effective tax rate of 37.5%. The reduction in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

     As a result of the foregoing factors, for the three months ended June 30, 1999 the Company had net income of $2,032,000 or $0.18 per share. For the three months ended June 30, 1998 the Company had a net loss of ($4,231,000) or ($0.39) per share.


Liquidity and Capital Resources

     At June 30, 1999 the Company had $1,728,000 of cash and a working capital deficit of ($12,602,000) as compared to December 31, 1998 when the Company had $7,639,000 in cash and a working capital deficit of ($6,940,000). The decrease in the Company's cash is attributable primarily to (i) decreases in net income during the first half of 1999 caused by the recognition of cash expenses related to the Company's acquisition of YSI, (ii) net repayments of $2,500,000 on the Company's revolving credit facility, and (iii) the redemption by the Company of $1,796,000 in subordinated debt issued by YSI prior to the acquisition of YSI by the Company. The increase in the Company's working capital deficit was attributable primarily to the decrease in the Company's cash and the reclassification in the fourth quarter of 1998 of the YSI's subordinated debenture obligations from long-term to short-term obligations to reflect the accelerated redemption dates caused by the "change in control" resulting from the acquisition of YSI. These changes are further explained as follows:


     Net cash used in operating activities was $1,655,000 for the six months ended June 30, 1999, compared to net cash used in operating activities of $6,282,000 for the six months ended June 30, 1998. The change is attributed primarily to:

     - A decrease in net income due to the recognition of cash expenses related to the merger.

     - An increase in accounts receivable offset by an increase in accounts payable, both related to the opening of new facilities.

     Net cash of $2,229,000 was used in investing activities during the six months ended June 30, 1999 as compared to $2,439,000 used in investing activities in the six months ended June 30, 1998. In the 1999 period such cash was used principally for:

     - Capital expenditures related to the opening of new facilities.

     - Leasehold improvements on existing facilities.

     - Merger related computer technology and upgrades

     - Land Improvement for future development.

     In the comparable period for 1998, the principal investing activities of the Company were:

     - Capital expenditures related to the opening of new facilities;

     - Offset by the receipt of $4,500,000 from the sale of the Behavioral Health business owned by YSI.

     Net cash of $2,027,000 was used in financing activities for the six months ended June 30, 1999 as compared to $5,427,000 provided by financing activities for the six months ended June 30, 1998. During the 1999 period the Company's primary uses of funds were:

     - Net repayments of $2,500,000 on the Company's revolving credit agreement from working capital funds.

     - Repayment of subordinated debt of $1,796,000;

     - Offset by the receipt of $1,736,000 from the exercise of stock options and warrants.

     In the comparable period for 1998, the primary source of cash provided by financing activities was proceeds from the Company's revolving credit agreement of $4,500,000 and proceeds of $1,572,000 received from the exercise of stock options and warrants, offset by repayments of short-term borrowings and long-term debt of $1,181,000.

In order to provide for its anticipated cash needs, the Company previously established a credit facility with a syndicate of banks led by NationsBank, N.A. under which the bank syndicate agreed to provide the Company with $20 million in financing under a "tax retention operating lease" facility (to be used primarily for the acquisition, development and construction of new facilities) and $10 million in financing under a revolving line of credit facility to be used for working capital purposes. In August of 1998, the Company initiated an amendment to its current credit agreement, which was finalized on October 16, 1998, under which the revolving line of credit portion of the credit facility was increased on an interim basis by $17,500,000 to $27,500,000 in available credit. On March 31, 1999, the Company finalized a second amendment to its credit agreement with the NationsBank syndicate pursuant to which the syndicate banks consented to the merger with YSI, agreed to modify certain financial covenants to give effect to the merger, the merger-related costs and the adoption of SOP 98-5, and waived any default arising from the merger. In addition, the termination date of the $17.5 million temporary increase in the Company's line of credit facility was extended to June 15, 1999. The $17.5 million temporary increase in the line of credit facility provided to the Company by the NationsBank syndicate expired on June 15, 1999.

As of June 30, 1999, the total amount outstanding under the revolving line of credit facility was $9,000,000 and the total amount outstanding under the tax retention operating lease facility was $17,111,021.

In anticipation of the expiration of the temporary increase in the NationsBank facility, and to address the Company's anticipated need for additional credit, the Company solicited and received a commitment from another financial institution to provide a credit facility to the Company which would replace the NationsBank facility and increase the amount of credit available to the Company. This commitment is subject to, among other things, the satisfactory completion by the financial institution of its due diligence review of the business of the Company and the execution of definitive credit agreements. The Company currently is in the process of negotiating the terms of those credit agreements and expects to close on this transaction during the third quarter; however, no assurance can be (or is) given as to when or if this credit facility will be finalized and made available to the Company. If the Company is unable to finalize this credit facility or find a suitable replacement facility, then the liquidity of the Company may be affected adversely.

In the meantime, in order to provide the Company with increased liquidity pending the replacement of the NationsBank syndicate facility, the Company has obtained a temporary $2 million working capital line of credit which may be used by that subsidiary to make intercompany loans to the Company and its other subsidiaries. This temporary facility expires on September 20, 1999, or such earlier date on which the NationsBank facility shall be replaced. Management believes that this facility, coupled with the remaining availability under the NationsBank facility, likely will be sufficient to meet the Company's short-term cash needs; however, as noted above, if the Company is unable to finalize a suitable replacement credit facility for the NationsBank facility, then the liquidity of the Company may be affected adversely.

     In addition, the Company will need to obtain additional debt or equity financing to fund the redemption of approximately $30.5 million of YSI's 7% Convertible Subordinated Debentures on March 31, 2000. As noted above, the holders of the remaining $30,470,000 in principal amount of the debentures have agreed to extend the redemption date until March 31, 2000, one year after the merger. (The Company redeemed $1,796,000 of the debentures in June 1999). The credit facility currently being negotiated by the Company is not expected to provide the Company with sufficient credit to enable the Company to fund this redemption obligation. We cannot assure that we will be able to obtain financing to fund the redemption obligations or, if able, that we will do so on favorable terms. If we cannot fund this redemption obligation through new financing, the financial condition and results of operations of the Company may be materially adversely effected.

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

     Under the guidelines of the PMP, the Company will be drawing upon the expertise, both internally and externally, of technical experts who specialize in Year 2000 issues. The Company is relying on information that is being provided by vendors and manufacturers regarding the Y2K compliance status of their products. There can be no assurances that in all instances accurate information is being provided and the Company cannot guarantee the repair, replacement or upgrade of all items of equipment on a timely basis. Contingency planning will be established and implemented in an effort to minimize any impact from Y2K related failures of such equipment. Because some of the Company's physical sites are connected to other entities whose Y2K readiness efforts it does not control, there will be issues that arise which are dependent on these entities' efforts. By vigorously pursuing vendor certifications and warranties, and through comprehensive testing, the Company will ensure that its network, systems and services continue to be reliable through the millennium date change and beyond.

     The Company estimates to invest approximately $150,000 in connection with it's PMP and expects to fund such expenses through cash flows from operations. However there can be no assurances that these estimates will be achieved and actual results could differ materially from those anticipated.

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

                                          Expected Maturity Dates
                                          -----------------------
                                       2000      2001      2002      2003    2004   Thereafter     Total      Fair Value
                                       ----      ----      ----      ----    ----   ----------     -----      ----------
Fixed rate debt                     31,523,103  17,404    17,651    17,923  3,022     307,013    31,886,316   31,886,316
                                    ----------  ------    ------    ------  -----     -------    ----------   ----------
                                    ----------  ------    ------    ------  -----     -------    ----------   ----------

  Weighted average interest
    rate at June 30, 1999    7.10%
                             ----
                             ----

Variable rate LIBOR debt                     -       -   9,000,000       -      -           -      9,000,000   9,000,000
                                    ----------  ------   ---------  ------  -----     -------     ----------  ----------
                                    ----------  ------   ---------  ------  -----     -------     ----------  ----------

  Weighted average interest
    rate at June 30, 1999    7.68%
                             ----
                             ----

                                     17

                        PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is not a party to any legal proceedings, other than ordinary routine litigation incidental to its business, which, in the opinion of the Company are material to the Company, either individually or in the aggregate.


Item 2.  Changes in Securities

     None.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     The 1999 Annual Meeting of Stockholders of Correctional Services Corporation was held on June 28, 1999.

     At the meeting, eight (8) proposals were considered and voted upon with the following results:

     (1) To elect seven directors to serve until the next annual meeting of stockholders;

     Results:                VOTES CAST    VOTES CAST               BROKERS
            NAME              IN FAVOR       AGAINST    ABSTAIN     NON VOTES
            -------          ----------    ----------   -------     ---------

     Stuart M. Gerson         9,166,977       561,963      0           0
     Shimmie Horn             9,167,014       561,926      0           0
     Bobbie L. Huskey         9,226,605       502,335      0           0
     James F. Slattery        9,166,977       561,963      0           0
     Aaron Speisman           9,166,014       561,926      0           0
     Richard P. Staley        9,167,014       561,926      0           0
     Melvin T. Stith          9,226,605       502,335      0           0

     (2) To approve the amendments to the Stock Option Plan;

         Results:         VOTES CAST      VOTES CAST                  BROKERS
                           IN FAVOR         AGAINST       ABSTAIN    NON VOTES
                          ----------      ----------      -------    ---------

                           4,291,656       1,208,874       92,987       0

     (3) To grant discretionary authority to the Board of Directors to amend outstanding stock options granted to Ira Cotler, Michael Garretson and Stuart Gerson, which amendments extend the expiration date of those options from five to up to ten years from the date of grant and extend transferability of the options to family members;

         Results:         VOTES CAST      VOTES CAST                  BROKERS
                           IN FAVOR         AGAINST       ABSTAIN    NON VOTES
                          ----------      ----------      -------    ---------

                           4,839,621         655,768       98,128       0

     (4) To approve amendments to the 1994 Non-Employee Director Stock Option Plan;

         Results:         VOTES CAST      VOTES CAST                 BROKERS
                           IN FAVOR         AGAINST      ABSTAIN    NON VOTES
                          ----------      ----------     -------    ---------

                           4,863,885         636,323      93,309       0

     (5) To adopt the 1999 Non-Employee Director Stock Option Plan;

         Results:         VOTES CAST      VOTES CAST                 BROKERS
                           IN FAVOR         AGAINST     ABSTAIN     NON VOTES
                          ----------      ----------    -------     ---------

                           4,580,786         920,104     92,627        0

     (6) To ratify the 1998 grant of a stock option to James F. Slattery, the Company's Chairman, Chief Executive Officer and President;

         Results:         VOTES CAST      VOTES CAST                 BROKERS
                           IN FAVOR         AGAINST     ABSTAIN     NON VOTES
                          ----------      ----------    -------     ---------

                           4,978,810         519,241     95,466        0

     (7) If proposal 6 is adopted, to grant discretionary authority to the Board of Directors to amend Mr. Slattery's stock option to extend the expiration date of such option from five to up to ten years from the date of grant and extend transferability of the options to family members; and

         Results:         VOTES CAST      VOTES CAST                 BROKERS
                           IN FAVOR         AGAINST     ABSTAIN     NON VOTES
                          ----------      ----------    -------     ---------

                           4,842,400         653,536     97,581        0

     (8) To ratify the reappointment of Grant Thornton, LLP as independent auditors of the Company for the year ending December 31, 1999.

         Results:         VOTES CAST      VOTES CAST                 BROKER
                           IN FAVOR         AGAINST     ABSTAIN     NON VOTES
                          ----------      ----------    -------     ---------

                           9,511,284         135,732     81,924        0


Item 5.  Other Information

       Effective as of March 31, 1999, the date on which the Company acquired Youth Services International, Inc. pursuant to an Agreement and Plan of Merger dated September 23, 1998, as amended, Bobbie L. Huskey, formerly a member of the Board of Directors of Youth Services International, Inc., was appointed a Director of the Company. Ms. Huskey was elected to the Board of Directors by the shareholders of the Company at its Annual Meeting. (See
Item 4 (1) above.)


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
------------------------------------------------------------------------------
     Certain statements contained in this conference call are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: the integration of Youth Services International; occupancy levels; the renewal of contracts, the ability to secure new contracts; availability and cost of financing to redeem YSI's debentures and to expand our business; and public resistance to privatization. Additional risk factors include those discussed in the Form 10-K as well as those set forth in the Company's joint proxy statement/prospectus, dated March 4, 1999 and those set forth in reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

     The preceding discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this quarterly report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and with the Company's Joint Proxy Statement/ Prospectus dated March 4, 1999.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------

         10.71 Loan Agreement by and between Youth Services International of Maryland, Inc. and Summit Bank, dated July 28, 1999.
         11.    Computation of Per Share Earnings.
         27.    Financial Data Schedule.

     (b) Reports on Form 8-K
         -------------------

         The Company filed a current report on Form 8-K on April 15, 1999 and amended that filing on April 22, 1999. These reports reported under items 2 and 7 the consummation of the merger of Youth Services International, Inc. with a wholly-owned subsidiary of the Company on March 31, 1999. The report incorporated by reference the Company's financial statements included in its March 4, 1999 proxy statement and the amended report includes proforma financial statements giving effect to the consummation of the merger.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:       /s/ Ira M. Cotler
          --------------------------------------
          Ira M. Cotler, Chief Financial Officer


Dated:  August 16, 1999