Form 10-Q
period 1999-09-30
CORRECTIONAL SERVICES CORP
filed 1999-11-15
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarter Ended            Commission File Number
            September 30, 1999                     0-23038
             ----------------                     ---------


                     CORRECTIONAL SERVICES CORPORATION
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


             Delaware                            11-3182580
            -----------                        --------------
    (State of Incorporation)         (I.R.S. Employer Identification Number)

          1819 Main Street, Suite 1000, Sarasota, Florida  34236
     -----------------------------------------------------------------
                 (Address of principal executive offices)


            Registrant's telephone number, including area code:
                              (941) 953-9199
                            ------------------

                              Not Applicable
     ----------------------------------------------------------------
            (Former name, former address and former fiscal year
                       if changed since last report)

Number of shares of common stock outstanding on November 15, 1999: 11,373,064

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.          Yes  X      No
                                                            ---     ---

                     CORRECTIONAL SERVICES CORPORATION

                                   INDEX
                                                                   PAGE NO.
                                                                   -------
                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
	   September 30, 1999 and December 31, 1998                             3

         Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended
         September 30, 1999 and 1998                                   4-5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended
         September 30, 1999 and 1998                                     6

         Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                     21


                       PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings                                               21

Item 2.  Changes in Securities                                           21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               22

Item 6.  Exhibits and Reports on Form 8-K                                22

Signature                                                                23


                    CORRECTIONAL SERVICES  CORPORATION
                              AND SUBSIDIARIES
               	   CONDENSED CONSOLIDATED BALANCE SHEETS
	               		    (IN THOUSANDS, EXCEPT SHARE DATA)

                  ASSETS                          SEPTEMBER 30,   DECEMBER 31,
                                                1999 (unaudited)      1998
                                                  ------------    -----------
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS                         $   3,743      $   7,639
   RESTRICTED CASH                                         295            157
   ACCOUNTS RECEIVABLE, NET                             42,887         37,924
   RECEIVABLE FROM SALE OF EQUIPMENT AND
      LEASEHOLD IMPROVEMENTS                                 -            994
   DEFERRED TAX ASSET                                    2,716          2,071
   PREPAID EXPENSES AND OTHER CURRENT ASSETS             4,097          5,421
                                                  ------------   ------------
   TOTAL CURRENT ASSETS                                 53,738         54,206

PROPERTY, EQUIPMENT AND IMPROVEMENTS, AT COST NET       49,271         53,120

OTHER ASSETS
   DEFERRED TAX ASSET                                   11,394          9,162
   OTHER                                                 7,396          9,847
                                                  ------------   ------------
                                                      $121,799       $126,335
                                                  ------------   ------------
                                                  ------------   ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           $ 28,459       $ 27,823
   SUBORDINATED PROMISSORY NOTES                           100          1,101
   7% CONVERTIBLE SUBORDINATED DEBENTURES               14,190         32,200
   CURRENT PORTION OF LONG-TERM OBLIGATIONS                  5             22
                                                  ------------   ------------

   TOTAL CURRENT LIABILITIES                            42,754         61,146

LONG-TERM SENIOR DEBT                                   28,080         11,500
LONG-TERM OBLIGATIONS                                      318            364
LONG-TERM PORTION OF FACILITY LOSS RESERVES                758          1,299
                                                  ------------   ------------

   TOTAL LIABILITIES                                    71,910         74,309


STOCKHOLDERS' EQUITY
   PREFERRED STOCK, $.01 PAR VALUE, 1,000,000
      SHARES AUTHORIZED, NONE ISSUED
      AND OUTSTANDING                                        -              -
   COMMON STOCK, $.01 PAR VALUE, 30,000,000
      SHARES AUTHORIZED, 11,373,064 AND
      10,906,768 SHARES ISSUED AND OUTSTANDING             114            109
   ADDITIONAL PAID-IN CAPITAL                           82,825         79,552
   ACCUMULATED DEFICIT                                 (33,050)       (27,635)
                                                  ------------   ------------
   TOTAL STOCKHOLDERS' EQUITY                           49,889         52,026
                                                  ------------   ------------
                                                      $121,799       $126,335
                                                  ------------   ------------
                                                  ------------   ------------

       The accompanying notes are an integral part of these statements.

                    CORRECTIONAL SERVICES  CORPORATION
                             AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------
                                                        1999        1998
                                                      --------    --------
REVENUES                                              $180,277    $134,942
                                                      --------    --------
FACILITY EXPENSES:
   OPERATING                                           159,052     116,140
   STARTUP COSTS                                           980       7,840
                                                       -------     -------
                                                       160,032     123,980
                                                       -------     -------
CONTRIBUTION FROM OPERATIONS                            20,245      10,962
OTHER OPERATING EXPENSES:
   GENERAL AND ADMINISTRATIVE                            9,993      13,623
   COLLEGE STATION CLOSURE COSTS                             -       2,327
   MERGER COSTS AND RELATED RESTRUCTURING CHARGES       13,813         778
   WRITE-OFF OF DEFERRED FINANCING COSTS                 1,622           -
                                                       -------     -------
OPERATING LOSS                                          (5,183)     (5,766)

INTEREST AND OTHER EXPENSE, NET                         (2,218)     (1,543)
LOSS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON
   EXTINGUISHMENT OF DEBT AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                       (7,401)     (7,309)
INCOME TAX BENEFIT                                       1,001       1,790
LOSS BEFORE EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
   DEBT AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                 (6,400)     (5,519)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT, NET OF
   TAX OF $643                                             985           -
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF TAX OF $3,180                                      -      (4,863)
                                                       -------    --------
NET LOSS                                               $(5,415)   $(10,382)
                                                       -------    --------
                                                       -------    --------
BASIC AND DILUTED LOSS PER SHARE:
   LOSS BEFORE EXTRAORDINARY GAIN ON EXTINGUISHMENT
      OF DEBT AND CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                              $(0.57)     $(0.51)
   EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT           0.09           -
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE                                              -       (0.45)
                                                       -------    ---------
          NET LOSS PER SHARE                            $(0.48)     $(0.96)
                                                       -------    --------
                                                       -------    --------


NUMBER OF SHARES USED TO COMPUTE EPS:
   BASIC & DILUTED                                      11,167      10,845


     The accompanying notes are an integral part of these statements.

                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                         1999       1998
                                                       -------    -------
REVENUES                                               $60,464    $50,757
                                                       -------    -------
FACILITY EXPENSES:
   OPERATING                                            52,994     44,554
   STARTUP COSTS                                           222      1,685
                                                       -------    -------
                                                        53,216     46,239
                                                       -------    -------
CONTRIBUTION FROM OPERATIONS                             7,248      4,518
OTHER OPERATING EXPENSES:
   GENERAL AND ADMINISTRATIVE                            3,248      4,720
   COLLEGE STATION CLOSURE COSTS                             -      2,327
   MERGER COSTS AND RELATED RESTRUCTURING CHARGES            -        472
   WRITE OFF OF DEFERRED FINANCING COSTS                 1,622          -
                                                       -------    -------
OPERATING INCOME (LOSS)                                  2,378     (3,001)

INTEREST AND OTHER EXPENSE, NET                           (736)      (560)
                                                       -------    -------
INCOME (LOSS)  BEFORE INCOME TAXES AND EXTRAORDINARY
   GAIN ON EXTINGUISHMENT OF DEBT                        1,642     (3,561)
INCOME TAX (EXPENSE) BENEFIT                              (648)       354
                                                       -------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ON
   EXTINGUISHMENT OF DEBT                                  994     (3,207)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT, NET OF
   TAX OF $643                                             985          -
                                                       -------    -------
NET INCOME (LOSS)                                      $ 1,979    $(3,207)
                                                       -------    -------
                                                       -------    -------
BASIC EARNINGS (LOSS) PER SHARE:
   INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ON
      EXTINGUISHMENT OF DEBT                             $0.09     $(0.29)
   EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT           0.09          -
                                                       -------    -------
      NET INCOME (LOSS) PER SHARE                        $0.18     $(0.29)
                                                       -------    -------
                                                       -------    -------
DILUTED EARNINGS (LOSS) PER SHARE:
   INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ON
      EXTINGUISHMENT OF DEBT                             $0.09     $(0.29)
   EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT           0.09          -
                                                       -------    -------
      NET INCOME (LOSS) PER SHARE                        $0.18     $(0.29)
                                                       -------    -------
                                                       -------    -------
NUMBER OF SHARES USED TO COMPUTE EPS:
   BASIC                                                11,302     10,902
   DILUTED                                              11,305     10,902


     The accompanying notes are an integral part of these statements.


                     CORRECTIONAL SERVICES  CORPORATION
                               AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1999      1998
                                                        -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                             $(5,415)  $(10,382)
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
      USED IN OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                    4,390      4,146
         STOCK GRANTED AS COMPENSATION                        -         68
         MERGER RELATED ASSET WRITE DOWN                  5,192          -
         CUMULATIVE EFFECT OF A CHANGE IN
            ACCOUNTING PRINCIPLE                              -      4,863
         COLLEGE STATION CLOSURE CHARGE                       -      2,327
         DEFERRED INCOME TAX EXPENSE (BENEFIT)           (2,878)       252
         LOSS ON SALE FIXED ASSETS                            -         19
         WRITE OFF OF OTHER ASSETS                            -        321
         TAX BENEFIT REALIZED DUE TO EXERCISE OF
            NONQUALIFIED STOCK OPTIONS                        -        352
         GAIN ON EXTINGUISHMENT OF DEBT                  (1,628)         -
         DEFERRED FINANCING COSTS                         1,622          -
         CHANGES IN OPERATING ASSETS AND LIABILITIES:
            RESTRICTED CASH                                (138)       168
            ACCOUNTS RECEIVABLE                          (4,889)   (13,312)
            PREPAID EXPENSES AND OTHER CURRENT ASSETS     1,325     (4,027)
            ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     (1,162)     7,269
            RESERVE FOR FACILITY CARRYING COSTS           1,260       (689)
                                                        -------   --------
         NET CASH USED IN OPERATING ACTIVITIES:          (2,321)    (8,625)
                                                        -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                  (2,822)    (9,836)
   PROCEEDS FROM THE SALE OF PROPERTY, EQUIPMENT
      AND IMPROVEMENTS                                        -         24
   PROCEEDS FROM THE SALE OF BEHAVIORAL
      HEALTH BUSINESS                                         -      4,500
   COLLECTION OF NOTES RECEIVABLE                             -         38
   OTHER ASSETS                                             (19)      (682)
                                                        -------   --------
         NET CASH USED IN INVESTING ACTIVITIES:          (2,841)    (5,956)
                                                        -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS ON SENIOR DEBT, NET                          16,580      9,742
   PAYMENT ON SHORT-TERM AND LONG-TERM OBLIGATIONS          (64)    (1,448)
   PAYMENT OF SUBORDINATED DEBT                         (17,383)    (2,886)
   PROCEEDS FROM SALE OF FIXED ASSETS                       920        920
   NET PROCEEDS FROM EXERCISE OF STOCK OPTIONS
      AND WARRANTS                                        3,278      1,694
   DEBT ISSUANCE COSTS                                   (2,363)      (316)
   LONG-TERM PORTION OF PREPAID LEASE                       298        275
   DIVIDEND DISTRIBUTION                                      -        (59)
                                                        -------   --------
          NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES:                           1,266      7,922
                                                        -------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (3,896)    (6,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          7,639     13,231
                                                        -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 3,743   $  6,572
                                                        -------   --------
                                                        -------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
CASH PAID DURING THE PERIOD FOR:
   INTEREST                                             $ 2,627   $  2,755
                                                        -------   --------
                                                        -------   --------
   INCOME TAXES                                         $   146   $    634
                                                        -------   --------
                                                        -------   --------

     The accompanying notes are an integral part of these statements.

                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999


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

In the opinion of management of Correctional Services Corporation and subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements of the Company and YSI as of December 31, 1998. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company and Form 8-K for YSI have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K and Form 8-K for YSI for the year ended December 31, 1998 and Form 8-K for CSC filed September 28, 1999.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

Revenue and net income (loss)of the separate companies for the period preceding the YSI merger were as follows (in thousands):


                            THREE MONTHS ENDED               NINE MONTHS ENDED
                            SEPTEMBER 30, 1998              SEPTEMBER 30, 1998
                            ------------------              ------------------
                          REVENUE    NET INCOME (LOSS)   REVENUE   NET INCOME
                                                                     (LOSS)
                          -------    ----------------    -------    ---------
<S
CSC, as previously
 reported before the        $28,311          $1,237        $ 67,577     $3,296
 effect of change in
 accounting principle (see Note 5)
Effect of change in accounting principle
                                 -           (1,036)              -    (9,579)
YSI                          22,446          (3,408)         67,365    (4,099)
                             -------         -------        --------   -------
Combined                    $50,757         ($3,207)       $134,942  ($10,382)
                             -------         -------        --------  --------
                             -------         -------        --------  --------

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
                                                            -------
                                                            -------

In addition, in connection with the merger, the Company assumed $32,200,000 of 7% Convertible Subordinated Debentures originally issued by YSI during the year ended June 30, 1996. Under the terms of the indenture pursuant to which YSI issued the Debentures, the acquisition of YSI by the Company constituted a "change of control" thereby enabling the holders of the Debentures to demand redemption by the Company. The applicable portion of the unamortized costs related to the issuance of these debentures have been appropriately written off and are included in the direct merger costs. Agreements were reached with certain holders representing $30,500,000 of the debentures to defer payment until March 31, 2000 leaving a balance of $1,730,000 which was repaid in June 1999. (See Liquidity and Capital Resources Section in Management Discussion and Analysis.)


NOTE 3 - DEFERRED FINANCING COSTS

On August 21, 1999, the Company finalized a new $95 million financing arrangement with Summit Bank, N.A., a New Jersey based national bank. Simultaneously with the closing of the new credit facility, the Company repaid its previously established credit facility. Consequently, in accordance with FASB No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, as interpreted, unamortized deferred financing costs of $1,622,000 associated with the previously established credit facility were written off.

NOTE 4 - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

In anticipation of entering into the new financing arrangement, the Company agreed with certain holders of the 7% Convertible Subordinated Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the new credit facilities. The agreed redemption price was equal to 90% of the original principal amount plus accrued but unpaid interest. In September 1999, the Company used approximately $14,750,000 of its available credit to redeem $16,280,000 face value of Debentures leaving a balance of $14,190,000. This transaction resulted in a gain of $985,000 (net of tax of $643,000) or $.09 per share.


NOTE 5 - DEFERRED DEVELOPMENT AND STARTUP COSTS

In the fourth quarter of 1998 the Company elected to adopt early the AICPA's Statement of Position 98-5 (SOP 98-5), ACCOUNTING FOR START-UP COSTS. The accounting change required the Company to expense start-up and deferred development costs as incurred, rather than capitalizing and subsequently amortizing such costs. SOP 98-5 required the Company to record a cumulative effect of change in accounting of $4,863,380 (net of tax benefit of $3,180,000) retroactively to January 1, 1998. Due to this implementation methodology, the nine months ended September 30, 1998 was retroactively restated to reflect the cumulative effect of change in accounting. For the three and nine months ended September 30, 1998 operating expenses were restated to reflect the reversal of $642,000 and $1,442,000, respectively of amortization expense. In addition, $2,355,000 and $9,238,000 of startup and development cost previously capitalized were expensed as incurred for the three and nine months ended September 30, 1998.

NOTE 6 - CONTRACT WITH THE STATE OF LOUISIANA

In December 1998 the Company entered into a contract with the State of Louisiana (`the State") to operate the Tallulah Correctional Center for
Youth. This contract obligated the State to maintain the facility at a full population of 686. Conditioned upon the State maintaining the 686 population level for the remaining term of the contract, the Company entered into a verbal understanding with the State indicating it would only invoice the State for the actual monthly population for a period of six-months from the commencement of operations by the Company. At the end of the six-month period, the State was to increase the population to the full capacity or pay for its full utilization. In July 1999, the Company began billing the State at the 686 population level of the original contract.
Revenues in the quarter, however, were only recognized for a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company). In September 1999, the State unexpectedly indicated it could not commit to achieve the population levels required by the contract for its remaining term and subsequently, the Company discontinued operations of the September 24, 1999. The Company is currently pursuing payment of all funds that would be owed under the original contract from the commencement of operation. The Company does not anticipate any material losses to be incurred in conjunction with this closure.


NOTE 7 - INCOME TAXES

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

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:


     Nine Months Ended September 30, 1999

     The effect of dilutive securities is anti-dilutive therefore, the reconciliation has not been presented


     Nine Months Ended September 30, 1998

     The effect of dilutive securities is anti-dilutive therefore, the reconciliation has not been presented.


     Three Months Ended September 30, 1999

     Numerator:
          Net Income                                                  $1,979
                                                                      ------
                                                                      ------

     Denominator:
          Basic earnings per share:
          Weighted average shares outstanding                         11,302
          Effect of dilutive securities - stock options and warrants       3
                                                                      ------

     Denominator for diluted earnings per share                       11,305
                                                                      ------
                                                                      ------
     Three Months Ended September 30, 1998

     The effect of dilutive securities is anti-dilutive therefore, the reconciliation has not been presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
 1995

   This document contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and 21E of the Securities
Exchange Act of 1934 which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: the integration of Youth Services International; occupancy levels; the renewal of contracts, the ability to secure new contracts; availability and cost of financing to redeem YSI's debentures and to expand our business; and public resistance to privatization. Additional risk factors include those discussed in the Company's joint proxy statement/prospectus, dated March 4, 1999. The Company does not undertake any obligation to update any forward-looking statements.

   The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 38 facilities and approximately 4,300 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 19 facilities representing approximately 7,200 beds. On a combined basis, as of September 30, 1999, the Company provided services in 21 states and Puerto Rico, representing approximately 11,500 beds excluding aftercare services.

   The Company's primary source of revenue is generated from the operation of its facilities pursuant to contracts with federal, state and local governmental agencies, and management agreements with third parties that contract directly with governmental agencies. Generally, the Company's contracts are based on a daily rate per resident, some of which have guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of residents housed. In addition, the Company receives revenue for educational and aftercare services. The Company recognizes revenue at the time the Company performs the services pursuant to its contracts.

   The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility and care of the residents which include salaries and benefits of administrative and direct supervision personnel, food, clothing, medical services and personal hygiene supplies. Other operating expenses are comprised of fixed costs which consist of rent and lease payments, utilities, insurance, depreciation and professional fees.

   The Company also incurs costs as it relates to the start-up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal and other costs incurred after a contract has been awarded.

   Contribution from operations consists of revenues minus operating expenses and start-up costs. Contribution from operations, in general, is lower in the initial stages of a facility's operations. This is due to the need to incur a significant portion of the facility's operating expenses while the facility is in the process of attaining full occupancy.

   General and administrative costs primarily consist of salaries and benefits of non-facility based personnel, insurance, professional fees, rent and utilities associated with the operation of the Company's corporate offices. In addition, general and administrative costs consist of development costs principally comprised of travel, proposal development, legal fees, and various consulting and other fees incurred prior to the award of a contract.

RECENT DEVELOPMENTS

   On March 31, 1999, the Company completed the acquisition of YSI, which was accounted for using the pooling of interests method. The Company issued 3,114,614 shares of the its common stock for all YSI capital stock. Accordingly, the Company's consolidated financial statements have been restated to reflect the combination with YSI.

   On August 25, 1999, the Company announced that it did not intend to seek renewal of its contract with the Florida Department of Juvenile Justice for the management of the Pahokee Youth Development Center (350 beds). On October 24, 1999, the Company discontinued operations of this facility. Also on August 25, 1999, the Company announced it would be closing the Camp Washington facility in Virginia (45 beds) and the Los Hermanos Ranch in Bryan, Texas (60 beds) in the fourth quarter.

   In addition, during the third quarter 1999 the Company discontinued operating the Travis County Substance Abuse Treatment Facility in Austin, Texas (74 beds) and the Hays County Juvenile Justice Center in San Marcos, Texas (76 beds).

   In September 1999, the Company informed the State of Louisiana that it would not be feasible to continue operations of the Tallulah Correctional Center for Youth because the State would not commit to increase the per diem or achieve population levels as stated in the operating contract. On September 24, 1999, the Company discontinued operations of this facility (See Note 6 of the Company's September 30, 1999 financial statements titled "Contract with the State of Louisiana.")


RESULTS OF OPERATIONS

     The following tables set forth-certain operating data as a percentage of total revenues:

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        1999         1998
                                                       ------       ------
REVENUES                                               100.0%       100.0%

FACILITY EXPENSES:
   OPERATING                                            88.2%        86.1%
   STARTUP COSTS                                         0.6%         5.8%
                                                        -----        -----
                                                         88.8%        91.9%
                                                        -----        -----
CONTRIBUTION FROM OPERATIONS                            11.2%         8.1%
OTHER OPERATING EXPENSES:
   GENERAL AND ADMINSTRATIVE                             5.5%        10.1%
   COLLEGE STATION CLOSURE CHARGE                          -          1.7%
   MERGER COSTS AND RELATED RESTRUCTURING CHARGES        7.7%         0.6%
   DEFERRED FINANCING COSTS                              0.9%           -
                                                        -----        -----
                                                        14.1%        12.4%
                                                        -----        -----
OPERATING LOSS                                          -2.9%        -4.3%

INTEREST AND OTHER EXPENSE, NET                         -1.2%        -1.1%
                                                        -----        -----
LOSS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON
   EXTINGUISHMENT OF DEBT AND CUMULATIVE EFFECT OF
   CHANGE IN                                            -4.1%        -5.4%
INCOME TAX BENEFIT                                       0.6%         1.3%
                                                        -----        -----
LOSS BEFORE EXTRAORDINARY GAIN ON EXTINGUISHMENT
   OF DEBT AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                 -3.5%        -4.1%

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT,
   NET OF TAX OF $643                                    0.5%           -

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING, NET
   OF TAX OF $3,180,000                                    -         -3.6%
                                                        -----        -----
NET LOSS                                                -3.0%        -7.7%
                                                        -----        -----
                                                        -----        -----

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                      1999      1998
                                                     ------    ------
REVENUES                                             100.0%    100.0%

FACILITY EXPENSES:
   OPERATING                                          87.6%     87.8%
   STARTUP COSTS                                       0.4%      3.3%
                                                     -----     -----
                                                      88.0%     91.1%
                                                     -----     -----
CONTRIBUTION FROM OPERATIONS                          12.0%      8.9%
OTHER OPERATING EXPENSES:
   GENERAL AND ADMINISTRATIVE                          5.4%      9.3%
   COLLEGE STATION CLOSURE CHARGE                      0.0%      4.6%
   MERGER COSTS AND RELATED STRUCTURING COSTS          0.0%      0.9%
   DEFERRED FINANCING COSTS                            2.7%      0.0%
                                                      -----     -----
                                                       8.1%     14.8%
                                                      -----     -----
OPERATING INCOME (LOSS)                                3.9%     -5.9%

INTEREST AND OTHER EXPENSE, NET                       -1.2%     -1.1%
                                                      -----     -----
INCOME (LOSS) BEFORE INCOME TAXES,
   EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT        2.7%     -7.0%
INCOME TAX (EXPENSE) BENEFIT                          -1.1%      0.7%
                                                      -----     -----
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ON
   EXTINGUISHMENT OF DEBT                              1.6%     -6.3%

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT,
   NET OF TAX OF $643                                  1.6%      0.0%
                                                      -----     -----
NET INCOME (LOSS)                                      3.2%     -6.3%
                                                      -----     -----
                                                      -----     -----


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

   Revenue increased by $45.3 million or 34% for the nine months ended September 30, 1999 to $180.3 million compared to the same period in 1998. The increase was primarily due to:

   - An increase of $45.9 million generated from the opening of 11 juvenile facilities (1,500 beds) and 7 adult facilities (4,283 beds).

   - A net increase of $3.3 million generated from per diem rate and occupancy level increases in existing facilities.

- A decrease of $3.5 million from the discontinuance of 6 programs (606 beds.)

   Operating expenses increased $42.9 million or 37% for the nine months ended September 30, 1999 to $159.1 million compared to the same period in 1998 due primarily to the opening of the 18 new facilities mentioned above.

   As a percentage of revenues, operating expenses increased to 88.2% for the nine months ended September 30, 1999 from 86.1% for the nine months ended September 30, 1998. The increase was primarily attributable to a number of facilities that were in their early stages of operations and were experiencing less than optimal utilization rates. Depending on their cost structure, facilities that are experiencing less than 85% utilization rates generally incur significantly higher operating expenses as a percentage of revenue compared to those at or near capacity. A portion of the increase was offset by lower costs for resident and operating expenses as a result of the Company's ability to negotiate better rates due to its increased size after the merger. In addition, operating costs as a percentage of revenue were reduced due to the implementation of enhanced financial controls and oversight of the facilities acquired in the merger.

   Startup costs were $980,000 for the nine months ended September 30, 1999 compared to $7,840,000 for the nine months ended September 30, 1998.
Startup for the nine months ended September 30, 1999, related to the startup of the South Fulton, Georgia facility (212 beds), 300-bed expansion of the Crowley, Colorado facility and the 45 bed expansion of the Bayamon, Puerto Rico treatment facility. During the nine months ended September 30, 1998, there were nine facilities (4,527 beds) generating start up costs.

   General and administrative expenses decreased from $13.6 million for the period ended September 30, 1998 to $10.0 million for the nine months ended September 30, 1999. The decrease of $3.6 million in general and administrative expenses was primarily attributable to:

   - A $2.9 million reduction of deferred development costs.

   - The reduction of the administrative staff of the YSI subsidiary.

   - The synergies realized from the merger including costs for insurance, office expenses and travel.

   As a percentage of revenues, general and administrative expenses decreased to 5.6% for the nine months ended September 30, 1999 from 10.1% for the nine months ended September 30, 1998. The decrease in general and administrative expenses as a percentage of revenue is a result of the items noted above and leveraging of the remaining costs over a larger revenue base.

   In late August 1998, the Company decided to close its program in College Station, Texas. The program was a behavioral health program originally intended to be sold with seven other behavioral health programs sold by the
YSI on October 31, 1997.    This program was excluded from the October 31,
1997 sale and held for sale during 1998.  The College Station facility
closed entirely on September 15, 1998.    The Company recorded a charge of
$2,327,000 during the three months ended September 30, 1998 related to the anticipated future losses related to the College Station facility. The major components of the charge were as follows:


          Future lease payments                        $1,250,000
          Continuing maintenance and occupancy costs 858,000 Write-down of leasehold improvements and
                other fixed assets                        219,000
                                                       ----------
                                                       $2,327,000
                                                       ----------
                                                       ----------

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

   YSI incurred $778,000 of merger related costs during the nine months
ended September 30, 1998.   Included in these merger costs were strategic
deal costs incurred by YSI during its initial pursuit of strategic alternatives as announced on June 19, 1998 of $472,000 and $306,000 related to the Youth Services International merger with Community Corrections, Inc. in June 1998.

   Merger costs and related restructuring charges are comprised of the following (in thousands) for the nine months ended September 30:

                                                     1999      1998
                                                    -------   ------
Direct merger and strategic deal costs              $ 6,111    $778
Restructuring charges:
   Employee severance and change in
      control payments                                2,339       -
   Exit costs                                         4,410       -
   Other                                                953       -
                                                    -------    ----
Total                                               $13,813    $778
                                                    -------    ----
                                                    -------    ----


   In September 1999, the Company wrote off $1,622,000 or ($0.09) per share after taxes of unamortized deferred financing costs associated with the previously established credit facility which was repaid in full on September 1, 1999.

   Interest expense, net of interest income, was $2,218,000 for the nine months ended September 30, 1999 compared to interest expense, net of interest income of $1,543,000 for the nine months ended September 30, 1998,
a net increase in interest expense of $675,000.   This increase resulted
from borrowings on the Company's credit facility to finance the growth of the Company.

   For the nine months ended September 30, 1999 the Company recognized an income tax benefit of $1,001,000 and an income tax expense of $643,000 related to the extraordinary gain on extinguishment of debt associated with the YSI 7% Convertible Debt, representing an effective tax benefit of 6.2%. For the nine months ended September 30, 1998 the Company recognized a benefit for income taxes of $1,790,000 and an income tax benefit of $3,180,000 related to the cumulative effect of change in accounting principle representing an effective tax benefit of 32.4%. The reduction in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

   As a result of the foregoing factors, for the nine months ended September 30, 1999 the Company had a net loss of ($6,400,000) and a net loss of ($5,415,000) or ($0.57) and ($0.48) per share before and after the extraordinary gain on extinguishment of debt, respectively. For the nine months ended September 30, 1998 the Company had a net loss of ($5,519,000) and a net loss of ($10,382,000) or ($0.51) and ($0.96) per share before and after the cumulative effect of change in accounting principle, respectively.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

   Revenue increased by $9.7 million or 19% for the three months ended September 30, 1999 to $60.5 million compared to the same period in 1998 due primarily to an increase in the number of residents housed by the Company. The net change was primarily due to:

   - An increase of $12.3 million generated from the opening of 9 juvenile facilities (1,254 beds) and 3 adult facilities (2,262 beds).

   - A net increase of $1.5 million generated from per diem rate and occupancy level increases in existing facilities.

   - A decrease of $4.1 million from the discontinuance of the 6 programs (606 beds.)


   Operating expenses increased $8.4 million or 19% for the three months ended September 30, 1999 to $53.0 million compared to the same period in 1998 due primarily to the opening of the 12 new facilities mentioned above.

   As a percentage of revenues, operating expenses decreased to 87.6% for the three months ended September 30, 1999 from 87.8% for the three months ended September 30, 1998. The decrease was primarily attributable to lower costs for resident and operating expenses as a result of the Company's ability to negotiate better rates due to its increased size. In addition, operating costs as a percentage of revenue were reduced due to the implementation of enhanced financial controls and oversight of the facilities acquired in the merger. The majority of this decrease was offset by certain facilities, which experienced less than optimal utilization rates. Depending on their cost structure, facilities that are experiencing less than 85% utilization rates generally incur significantly higher operating expenses as a percentage of revenue compared to those at or near capacity.

   Startup costs were $222,000 for the three months ended September 30, 1999 compared to $1,685,000 for the three months ended September 30, 1998. During the three months ended September 30, 1998, there were four facilities in the startup phase of operations. During the three months ended September 30, 1999, the Bayamon, Puerto Rico facility incurred start up costs relating to the 45-bed expansion.

   General and administrative expenses decreased to $3.2 million for the three months ended September 30, 1999 from $4.7 million for the three months ended September 30, 1998. The decrease in general and administrative expenses was primarily attributable to a decrease in deferred development costs of $934,000 and the reduction of the administrative staff and corporate overhead of the YSI subsidiary and synergies achieved from the merger.

   As a percentage of revenues, general and administrative expenses decreased to 5.4% for the three months ended September 30, 1999 from 9.3% for the three months ended September 30, 1998. The decrease in general and administrative expenses as a percentage of revenue is a result of leveraging these reduced costs over a larger revenue base.

   Other operating expenses for the three months ended September 30, 1999 consist of the write off of unamortized deferred financing costs of $1,622,000 associated with the previously established credit facility which was paid in full on September 1, 1999. For the three months ended September 30, 1998 other operating expenses consisted of College Station closure costs of $2,327,000 as detailed out in the nine-month comparison above and merger related costs of $472,000. The merger related costs for the three months ended September 30, 1998 were strategic deal costs incurred by YSI during its original pursuit of strategic alternatives consisting primarily of professional fees.

   Interest expense, net of interest income, was $736,000 for the three months ended September 30, 1999 compared to interest expense, net of interest income of $560,000 for the three months ended September 30, 1998,
a net increase in interest expense of $176,000.   This increase resulted
from prior borrowings on the Company's credit facility to finance the substantial growth of the Company during late 1998 and early 1999.

   For the three months ended September 30, 1999 the Company recognized an income tax provision of $648,000 and $643,000 related to the extraordinary gain on extinguishment of debt associated with the YSI 7% Convertible Debt, representing an effective tax rate of 39.5%. For the three months ended September 30, 1998 the Company recognized a benefit for income taxes of $354,000 representing an effective tax benefit of 9.9%.

   As a result of the foregoing factors, for the three months ended September 30, 1999 the Company had net income of $994,000 and net income of $1,979,000 or $0.09 and $0.18 per share before and after the extraordinary gain on extinguishment of debt, respectively. For the three months ended September 30, 1998 the Company had a net loss of ($3,207,000) or ($0.29) per share.


LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1999, the Company had $3,743,000 in cash and working capital of $10,984,000, as compared to December 31, 1998 when the Company had $7,639,000 in cash and a working capital deficit of ($6,940,000). The increase in the Company's working capital during the nine months ended September 30, 1999 was attributable primarily to the redemption of approximately $18,010,000 of the YSI's subordinated debenture obligations, which were classified as current liabilities at December 31, 1998. These subordinated debentures were repaid with proceeds from long term senior debt and cash. The decrease in cash is further explained below.

   Net cash used in operating activities was $2,321,000 for the nine months ended September 30, 1999 compared to net cash used in operating activities of $8,625,000 for the nine months ended September 30, 1998. The change is attributable primarily to:

   - An increase in net income

   - The payment of cash expenses related to the merger in 1999.

   - An increase in accounts receivable related to the opening of new facilities.

   Net cash of $2,841,000 was used in investing activities during the nine months ended September 30, 1999 as compared to $5,956,000 used in investing activities in the nine months ended September 30, 1998. In the 1999 period such cash was used principally for:

   - Capital expenditures related to the opening of new facilities.

   - Leasehold improvements on existing facilities.

   - Merger related computer technology and upgrades.

   - Land improvement for future development.


   In the comparable period for 1998, the principal investing activities of the Company were:

   - Capital expenditures related to the opening of new facilities;

   - Offset by the receipt of $4,500,000 from the sale of the Behavioral Health business owned by YSI.

   Net cash of $1,266,000 was provided by financing activities for the nine months ended September 30, 1999 as compared to $7,922,000 provided by financing activities for the nine months ended September 30, 1998. During the 1999 period the Company's primary sources and uses of funds were:

   - Net proceeds of $16,580,000 from the Company's revolving credit facilities primarily used to redeem a portion of the subordinated debt as noted below.

   - Receipt of $3,278,000 from the exercise of stock options and warrants.

   - Redemption of subordinated debt totaling $17,383,000.

   - Payment of debt issuance costs of $2,363,000.

   In the comparable period for 1998, the primary sources and uses of cash provided by financing activities were:

   - Proceeds from the Company's revolving credit agreement of $9,742,000.

   - Proceeds of $1,694,000 received from the exercise of stock options and warrants.

   - Repayments of short-term borrowings and long-term debt of $1,448,000.

   - Redemption of subordinated debt totaling $2,886,000.


   On August 31, 1999, the Company finalized a new $95 million financing arrangement with Summit Bank, N.A., a New Jersey based national bank. The new financing consists of the following components:

   - $30 million revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses.

   - $20 million credit facility which provides the Company with additional financing to be used by the Company to fund the redemption of the outstanding 7% Convertible Subordinated Debentures Due March 31, 2000 that were issued by the Youth Services International, Inc., a subsidiary of the Company (the "Debentures").

   - $45 million in financing which may be used by the Company to purchase land and property and to finance the construction of new facilities through an operating lease arrangement.

     Simultaneously with the closing of the new credit facilities, the Company used approximately $13,080,000 of the available credit under the revolving line of credit facility to discharge all of its outstanding line of credit banking indebtedness to NationsBank, N.A., fees related to the financing and repayment of other indebtedness. At September 30, 1999 the Company has $16,920,000 available under the new revolving line of credit.

     Additionally, in connection with the closing of the new credit facilities, the Company used approximately $18,984,000 of its available credit under the lease credit facility to discharge its obligations to NationsBank under a similar financing vehicle previously provided by NationsBank to the Company. As a result, the Company currently has $26,016,000 available for additional property acquisition and construction under this operating lease financing facility.

     In anticipation of entering into the new credit facilities with Summit Bank, the Company agreed with certain holders of the Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the new credit facilities at a redemption price equal to 90% of the original principal amount thereof, plus accrued but unpaid interest. The Company used approximately $14,750,000 of its available credit under the delayed draw down facility to redeem $16,280,000 face value of these Debentures.

     As a result of the above note redemptions, approximately $14,190,000 in principal amount of these Debentures remain outstanding at September 30, 1999. Absent a different agreement, the Company will be required to redeem these remaining Debentures on March 31, 2000 at 100% of the original principal amount thereof, plus accrued but unpaid interest. The Company expects to utilize its credit facility to repay the balance of the Debentures.

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


YEAR 2000

   The Year 2000 problem is the result of two potential malfunctions that could have an impact on the Company's operations. First, many computer systems and software currently in use have been programmed to use two digits rather than four to identify the year. Consequently, the year 2000 could be incorrectly interpreted as the year 1900. The second potential problem that embedded chips used in various equipment may also have been designed using the two digits rather than four to define the applicable year. These chips are sometimes used in the security and communication equipment used at certain of the Company's facilities.

   The Company has established a Year 2000 Program Management Plan (PMP), chartered to prepare and assess the Company's readiness for the year 2000.
The Company's corporate MIS department has conducted an in-depth assessment and remediation of its key information technology systems including its client server operating systems and critical financial and non-financial applications. Based on this assessment, the Company believes that these key information technology systems are Year 2000 compliant. However,no assurance that coding errors or other defects will not be discovered in the future that will result in the replacement of the affected hardware, software or equipment.

   The Company's Corporate MIS staff continues to evaluate the remaining non-critical information technology systems for Year 2000 compliance and to inventory, assess and correct or replace equipment that contains embedded chips that will have a direct impact on inmate security or employee safety.

   Under the guidelines of the PMP, the Company has drawn upon the expertise, both internally and externally, of technical experts who specialize in Year 2000 issues. The Company has contacted and is relying on information provided by vendors and manufacturers regarding the Y2K compliance status of their products. There can be no assurances that in all instances accurate informa-tion is being provided by these vendors and manufacturers and the Company can not guarantee the repair, replacement or upgrade of all equipment on a timely basis.

   Contingency planning continues to be established and implemented in an effort to minimize any impact from Y2K related failures of such equipment that might arise on and around January 1, 2000. The planning also addresses financial and operational problems which in the event of systems disruptions and the identification of alternative vendors and back-up processes that do not rely on computers, whenever possible. As part of the Company's general operational policy, CSC's facilities have existing continge outcome of their efforts.

   The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, computer and non-information technology systems remediation and replacement, in order to achieve Year 2000 compliance. In addition, the Company is working with its financing entities to finalize its contingency plan relating to the availa-bility of liquidity in the event of systems disruptrational policy, CSC's facilities have existing continge tcome of their efforts.

   The Company has incurred and expects to continue to incur expenses allocable to internal staff, as well as costs for outside consultants, computer and non-information technology systems remediation and replacement, in order to achieve Year 2000 compliance. In addition, the Company is working with its financing entities to finalize its contingency plan relating to the availability of liquidity in the event of systems disruptions of third parties. The Company estimates it has invested approximately $500,000 in connection with its PMP, which was funded through cash flows from operations. These estimated final costs of the Company's Year 2000 compliance program of $650,000 are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third-party remediation plans and other factors.


   The Company can give no assurance that these estimates will be achieved, and actual results could differ materially from the Company's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in specific areas, the ability to locate and correct relevant non-compliant software and embedded technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

   This entire section "Year 2000 Issue" is hereby designated a "Year 2000 Readiness Disclosure" under and subject to the United States Year 2000 Information and Readiness Disclosure Act (1998).




                               RISK FACTORS

DECREASES IN OCCUPANCY LEVELS AT OUR FACILITIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

   While the cost structures of the facilities we operate are relatively fixed, a substantial portion of our revenues are generated under facility management contracts with government agencies that specify a net rate per day per inmate/juvenile or a per diem rate, with no minimum guaranteed occupancy levels. Under this per diem rate structure, a decrease in occupancy levels may have a material adverse effect on our financial condition, results of operations and liquidity. We are dependent upon the governmental agencies with which we have management contracts to provide inmates for, and maintain the occupancy level of, our managed facilities. We cannot control those occupancy levels. In addition, our ability to estimate and control our costs with respect to all of these contracts is critical to our profitability.

   During 1998, YSI experienced a significant decline in the occupancy levels of certain of its facilities, which has caused its contributions from operations to decline. Occupancy levels may decline at the Company's facilities in the future and new and existing facilities might not reach occupancy levels required to produce profitability.


THE NON-RENEWAL OR TERMINATION OF OUR FACILITY MANAGEMENT CONTRACTS, WHICH GENERALLY RANGE FROM ONE TO THREE YEARS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

   As is typical in our industry, our facility management contracts are short-term, generally ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Many of the Company's contracts renew annually. Our facility management contracts may not be renewed or our customers may terminate such contracts in accordance with their right to do so. The non-renewal or termination of any of these contracts could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.

   A contracting governmental agency often has a right to terminate a facility contract with or without cause by giving us adequate notice. If a governmental agency does not receive necessary appropriations, it could terminate its contract or reduce the management fee payable to us. Even if funds are appropriated, delays in payments may occur which could have a material adverse effect on our financial condition, results of operations and liquidity. A contracting government agency could notify us that we are not in compliance with certain provisions of a facility contract. Our failure to cure any such noncompliance could result in termination of the facility contract, which could materially adversely affect our financial condition, results of operations and liquidity. We also currently lease many of the facilities that we manage. If a management contract for a leased facility were terminated, we would continue to be obligated to make lease payments until the lease expires.


WE FACE FINANCIAL RISKS RELATING TO SPECULATIVE PROJECTS, INCLUDING THE LOSS OF INITIAL OUTLAYS ON CONTRACTS NOT AWARDED TO US.

   In some cases, we may decide to construct and own a facility without a contract award when we believe there is a need for the facility and a strong likelihood we will be awarded a contract. However, we take the risk that a contract may not be awarded. If contracts do not materialize, the initial outlays may be lost.


OUR ABILITY TO SECURE NEW CONTRACTS TO DEVELOP AND MANAGE CORRECTIONAL DETENTION FACILITIES DEPENDS ON MANY FACTORS WE CANNOT CONTROL.

   Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. Certain jurisdictions have recently required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend which will require the Company to have sufficient capital resources to compete effectively. If such capital resources are required, we may or may not be able to obtain them.


WE FACE RISKS AND UNCERTAINTIES IN EXPANDING OUR OPERATIONS OUTSIDE OF THE UNITED STATES AND ITS TERRITORIES, INCLUDING NEW AND UNFAMILIAR REGULATORY REQUIREMENTS, CURRENCY EXCHANGE ISSUES, POLITICAL AND ECONOMIC ISSUES, AND STAFFING AND MANAGING THESE OPERATIONS.

   Our business plan includes the possible expansion of our operations into markets outside of the United States and its territories. We may not succeed in entering any of these markets, and if we are successful, we will be subject to similar risks of international operations faced by US Enterprises operating abroad. These risks include various new and unfamiliar regulatory requirements, issues relating to currency exchange, political and economic changes and disruptions, tariffs or other barriers, and difficulties in staffing and managing foreign operations.


WE MAY NOT BE ABLE TO ACHIEVE THE GROWTH WE ANTICIPATE, OR IF ACHIEVED, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE IT.

   CSC has experienced significant growth and expects that the Company will also continue to grow. Successful growth depends on our ability to obtain and train qualified personnel to handle the increasing number of juveniles and adults in our care, to develop and operate the information technology systems and financial controls necessary to manage expanded operations, to manage our resources over a larger base of programs and activities, and to integrate efficiently and effectively the business and financial any newly developed programs. We may not be able to achieve the growth anticipated or, if achieved, we may not be able to effectively manage it.

FUTURE ACQUISITIONS MAY INVOLVE SPECIAL RISKS, INCLUDING POSSIBLE ADVERSE SHORT-TERM EFFECTS ON OUR OPERATING RESULTS, DIVERSION OF MANAGEMENT'S ATTENTION FROM EXISTING BUSINESS, DEPENDENCE ON KEY PERSONNEL,
UNANTICIPATED LIABILITIES AND COSTS OF AMORTIZATION OF INTANGIBLE ASSETS. ANY OF THESE RISKS COULD MATERIALLY ADVERSELY AFFECT US.

   The Company also intends to grow through selective acquisitions of companies and individual facilities although there are no current plans or agreements to acquire any other companies. We may not be able to identify or acquire any new company or facility and we may not be able to profitably manage acquired operations. Acquisitions involve a number of special risks, including possible adverse short-term effects on our operating results, diversion of management's attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated liabilities, and the costs of amortization of acquired intangible assets, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.


PUBLIC RESISTANCE TO PRIVATIZATION OF CORRECTIONAL AND DETENTION FACILITIES COULD RESULT IN OUR INABILITY TO OBTAIN NEW CONTRACTS OR THE LOSS OF EXISTING CONTRACTS.

   The operation of correctional and detention facilities by private entities is a relatively new concept and has not achieved complete acceptance by either governments or the public. The movement toward privatization of correctional and detention facilities has also encountered resistance from certain groups, such as labor unions and others that believe that correctional and detention facility operations should only be conducted by governmental agencies. Political changes or changes in attitudes toward private correctional and detention facilities management in any market in which we will operate could result in significant changes to the previous acceptance of privatization in such market and the subsequent loss of facility management contracts. Further, some sectors of the federal government and some state and local governments are not legally permitted to delegate their traditional operating responsibilities for correctional and detention facilities to private companies.


OUR FAILURE TO COMPLY WITH UNIQUE GOVERNMENTAL REGULATION COULD RESULT IN MATERIAL PENALTIES OR NON-RENEWAL OR TERMINATION OF OUR FACILITY MANAGEMENT CONTRACTS.

   The industry in which we operate is subject to extensive federal, state and local regulations, including education, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to our industry, and the combination of regulations we face is unique. Our contracts typically include extensive reporting requirements, and supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and youth care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract businesses owned by members of minority groups. We may not always successfully comply with these regulations. Our businesses also are subject to operational and financial audits by the governmental agencies with which we have contracts. The outcomes of these audits could have a material adverse effect on our business, financial condition or results of operations.


DISTURBANCES AT ONE OR MORE OF OUR FACILITIES COULD RESULT IN CLOSURE OF THESE FACILITIES BY THE RELEVANT GOVERNMENTAL ENTITIES AND A LOSS OF OUR CONTRACTS TO MANAGE THESE FACILITIES.

   An escape, riot or other disturbance at one of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity. Among other things, the adverse publicity generated as a result any such event could have a material adverse effect on our ability to retain an existing contract or obtain future ones. In addition, if such an event occurs, there is a possibility that the facility where the event occurred may be shut down by the relevant governmental entity. A closure of any of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity.


INSURANCE COVERAGE MAY BE INADEQUATE OR UNAVAILABLE TO COVER POTENTIAL LIABILITY RELATED TO MANAGEMENT OF CORRECTIONAL AND DETENTION FACILITIES.

   Our management of correctional and detention facilities exposes us to potential third-party claims or litigation by prisoners or other persons for personal injury or other damages, including damages resulting from contact with our facilities, programs, personnel or students (including students who leave our facilities without our authorization and cause bodily injury or property damage). Currently, we are subject to actions initiated by former employees, inmates and detainees alleging assault, sexual harassment, personal injury, property damage, and other injuries. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance programs that provide coverage for certain liability risks faced by us, including personal injury, bodily injury, death or property damage to a third party where we are found to be negligent. There is no assurance, however, that our insurance will be adequate to cover potential third-party claims. In addition, we are unable to secure insurance for some unique business risks including riot and civil commotion or the acts of an escaped offender.

   Committed offenders often seek redress in federal courts pursuant to federal civil rights statutes for alleged violations of their constitutional rights caused by the overall condition of their confinement or by specific conditions or incidents. We may be subject to liability if any such claim or proceeding is made or instituted against us or the state with which we contract or subcontract.


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


                                                                  EXPECTED MATURITY DATES
                                                                  -----------------------
                                 2000       2001       2002       2003     2004   THEREAFTER     TOTAL      FAIR VALUE
                                 ----       ----       ----       ----     ----   ----------     -----      ----------
Fixed rate debt                  15,442,181  5,002,404  5,002,651  3,752,923  3,222    305,950    29,509,331   29,509,331
                                 ----------  ---------  ---------  ---------  -----    -------    ----------   ----------
                                 ----------  ---------  ---------  ---------  -----    -------    ----------   ----------

   Weighted average interest
     Rate at September 30, 1999   7.18%
                                  ----
                                  ----

Variable rate LIBOR debt           -          -         13,079,504          -      -         -    13,079,504   13,079,504
                                  ----------   -------- ----------  ---------  -----    ------    ----------   ----------
                                  ----------   -------- ----------  ---------  -----    ------    ----------   ----------
   Weighted average interest
     Rate at September 30, 1999   7.91%
                                  ----
                                  ----



                      PART II  - - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not party to any legal proceedings, other than ordinary and routine litigation incidental to its business, which in the opinion of the Company are material to the Company, either individually or in the aggregate.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

(a)       EXHIBITS

          10.74 Employment Agreement dated September 29, 1999 between CSC and James F. Slattery.
          10.75 Change in Control Agreement dated September 29, 1999 between CSC and James F. Slattery.
          11.   Computation of Per Share Earnings.
          27.   Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

                Form 8-K filed on September 28, 1999 relating to the Credit Agreements dated August 31, 1999 entered into by CSC and Summit Bank, N.A. and by CSC, and Summit Bank, N.A., SunTrust Bank, Nashville, N.A. and Atlantic Financial Group Limited.

                                  SIGNATURES

     In   accordance  with  the  requirements  of  the  Exchange  Act,  the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:       /S/ IRA M. COTLER
          Ira M. Cotler, Chief Financial Officer


Dated:   November 15, 1999