Form 10-K
period 1999-12-31
CORRECTIONAL SERVICES CORP
filed 2000-03-31
CIK 914670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, 20549

                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1999

OR

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from__________to__________.

                         Commission File No.:  0-23038


                       CORRECTIONAL SERVICES CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                             11-3182580
--------                                                             ----------
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

1819 Main Street, Sarasota, Florida                                       34236
-----------------------------------                                       -----
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code:  (941) 953-9199

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:
Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                            [  ]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 30, 2000 was approximately $55,443,687 based on the closing sale price of the common stock on the Nasdaq National Market consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 29, 2000:

     Common Stock, $.01 par value                             11,373,064 Shares


                     DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates by reference information from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in May 2000 which will be filed with the with the Securities and Exchange Commission within 120 days after December 31, 1999.

                             TABLE OF CONTENTS
                             -----------------

                                                           PAGE
                                   PART I

Item 1   Business                                             4

Item 2   Properties                                          14

Item 3   Legal Proceedings                                   14

Item 4   Submission of Matters to a Vote of Security Holders 15

         Executive Officers of the Company                   15


                                   PART II

Item 5   Market  for  Registrant's  Common  Equity
         and  Related  Stockholder Matters                   16


Item 6   Selected Financial Data                             16


Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations       17

Item 7A  Quantitative and Qualitative Disclosures
         About Market Risk                                   28

Item 8   Financial Statements and Supplementary Data         29

Item 9   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure              29


                                   PART III

Item 10  Directors and Executive Officers of the Registrant  29

Item 11  Executive Compensation                              29

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                               29

Item 13  Certain Relationships and Related Transactions      29


                                   PART IV

Item 14   Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                            29

SAFE  HARBOR  STATEMENT  UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
---------------------------------------------------------------------------

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

                                    PART I

Item 1.   Business.
          --------

General

     Correctional Services Corporation ("CSC" or the "Company") was incorporated in Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of correctional and detention facilities.

     On March 31, 1999, CSC acquired Youth Services International ("YSI"), a leading national provider of private educational, developmental and rehabilitative programs to adjudicated juveniles, through a merger accounted for as a pooling of interests. In the merger, CSC issued 3,114,614 shares of CSC common stock in exchange for all of the outstanding common stock of YSI.

     The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 35 facilities and approximately 3,800 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 18 facilities representing approximately 7,100 beds. On a combined basis, as of December 31, 1999, the Company provided services in 20 states and Puerto Rico, representing approximately 10,900 beds excluding aftercare services.

     Revenues for the year ended December 31, 1999 increased 24% to $239.9 million from $188.5 million in 1998. Net income for 1999 was $6.8 million or $.61 per diluted share (excluding merger related charges of $10.3 million net of tax, or $0.92 per diluted share) versus a loss of $11.0 million or $1.01 per diluted share (excluding direct merger related charges net of tax, and the cumulative effect of change in accounting principle, or $0.52 per diluted share) in fiscal year 1998.

     CSC operates a wide range of correctional facilities targeted toward solving the specialized needs of governmental agencies. CSC's adult/community corrections division specializes in facilities that service, among other populations:

     - substance abuse offenders;
     - parole violators;
     - pre-trial detainees;
     - females;
     - sex offenders; and
     - community corrections.

     CSC's juvenile division operates largely under the YSI brand name and focuses on facilities that provide:

     - intensive   treatment   programs   including  educational  and
          vocational services;
     - treatment for habitual offenders;
     - specialized female services;
     - detention services;
     - sex offender treatment programs;
     - academy training programs; and
     - high impact programs.


     In addition to providing fundamental residential services for adult and juvenile offenders, CSC has developed a broad range of programs intended to reduce recidivism, including basic and special education, substance abuse treatment and counseling, vocational training, life skills training, behavioral modification counseling and comprehensive aftercare programs, based upon the YSI philosophy, for juveniles who have successfully completed their residential placements. In all of its facilities, CSC strives to provide the highest quality services designed to reduce recidivism. CSC continually evaluates its programs and believes the reputation of its programs will lead to continued business opportunities.

     CSC is also a leading provider of design and construction services for juvenile and adult correctional facilities, including project consulting, the design, development and construction of new correctional and detention facilities and the redesign and renovation of existing facilities. These services usually are provided in conjunction with an agreement for CSC to operate the facility upon completion of the construction or renovation. CSC believes its proven ability to manage the full spectrum of correctional facilities and its wide variety of programs and services will continue to increase its marketing opportunities.


Operational Divisions

     CSC has organized its operations into two divisions: Adult/Community Corrections and Juvenile (YSI).

     Adult/Community Corrections. The Adult/Community Corrections Division operates 18 facilities, eight in Texas, four in New York, two in Arizona and one each in Colorado, Mississippi, Oklahoma, Georgia and Washington, for a total of 7,106 beds. In its 13 secure adult facilities CSC, not only provides adult inmates with housing but also with other basic services, including health care, transportation and food service. In addition, CSC remains committed to providing a variety of rehabilitative and educational services, including community service and recreational programs for adult inmates where appropriate.

     CSC's Community Corrections facilities are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Qualified offenders may spend the last six months of their sentence in a community corrections program. These programs assist the offender in the reunification process with family and the community, with the goal of reducing recidivism through successful reunification. To that end, CSC provides life skills training, case management, home confinement supervision and family reunification programs from these facilities. CSC believes that community correctional facilities help reduce recidivism, result in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives to prisons.

     Juvenile. The Juvenile Division operates 35 facilities in 14 states and Puerto Rico. The addition of the YSI facilities to the combined Company has allowed CSC to expand its juvenile operations into 10 new states and to increase its presence in Florida and Texas. Contracts with the Florida Department of Juvenile Justice comprised over 10% of the Company's consolidated revenue in 1999 as did contracts with the Maryland Department of Juvenile Justice. The Company's facilities house youths aged 10 to 20 and represent a total of approximately 3,816 beds. CSC manages secure and non-secure juvenile offender facilities for low, medium, and high risk youths in highly structured programs, including military-style boot camps, wilderness programs, secure education and training centers; including academy programs, high impact programs servicing lower level or first time offenders and detention facilities. In addition, the Company also provides non-residential aftercare programs for juveniles who have completed residential programs.

     CSC believes its programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility and family values, can help reduce the recidivism rate of program participants. To that end, CSC's juvenile programs are comprised of four major components:
education; vocational training; socialization; and recreation. Behavioral management principles intended to dramatically change the thinking and behavior of program participants are consistently applied throughout each segment of programming in order to teach participants basic life skills while reinforcing the principle that success begins with appropriate, acceptable behavior.

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


Contract Award Process

     Most governmental procurement and purchasing activities are controlled by procurement regulations that take the form of a Request for a Proposal, and to date most of CSC's new business has resulted from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of 15 to 120 days from the time that the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder's experience and qualifications and the price at which the bidder is willing to provide the services. From time to time, CSC engages independent consultants to assist in responding to the RFPs. Approximately six to eighteen months is generally required from the issuance of the RFP to the contract award.

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

     An estimated 1.8 million inmates are held in the nation's prisons and local jails and recent legislation, including new sentencing guidelines and the increased popularity of "3 strikes" laws, has contributed to the growing demand for prison facilities. In 1998, state prisons were 13% above their highest design capacity and federal prisons were 27% above design capacity. According to the Department of Justice, the adult prison population rose and estimated 1,627 new inmates per week from 1990 through 1998, while 18% of released prisoners serviced their entire sentence in 1998 as compared to 13% in 1990. During that same period, growth in female representation in the adult inmate population has exceed the growth of male representation in the adult inmate population at a rate of 8.5% to 6.6%.

     In addition to the current growth in the adult corrections population, over the next 10 years, the number of juveniles approaching crime-committing age is expected to increase significantly. The Company expects that as juvenile crime continues to receive increasing levels of visibility, the need for services for troubled youth will increase.

     In the international sector, the demand for privately managed facilities is increasing due to fiscal pressures, overcrowding, increasing recidivism and an overall desire to deliver augmented services while minimizing their cost impact.


Competition

     CSC competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of CSC's competitors have greater resources than CSC. CSC also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, CSC's Community Corrections and Juvenile operations compete with governmental and not-for-profit entities. CSC's main competitors include Wackenhut Corrections Corporation, Cornell Corrections and Corrections Corporation of America.


Facilities

     CSC operates adult and juvenile pre-disposition and post-disposition secure and non-secure correctional and detention facilities and non-secure community correctional facilities for federal, state and local correctional agencies. Pre-disposition secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-disposition secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. CSC operates six types of post-disposition facilities: 1) secure prisons (adult); 2) intermediate sanction facilities (adult); 3) military-style boot camps (juvenile); 4) academies (juvenile); 5) high impact programs (juvenile); and 6) secure treatment and training facilities (adult and juvenile).

     Secure  prisons  and  intermediate  sanction  facilities  provide  secure correctional services for individuals who have been found guilty of one or more offenses. Offenders placed in intermediate sanction facilities are typically persons who have committed a technical violation of their parole conditions, but whose offense history or current offense does not warrant incarceration in a prison. Both types of facilities offer vocational training, substance abuse treatment and offense specific treatment. Boot camps provide intensely structured and regimented residential correctional services which emphasize disciplined activities modeled after the training principles of military boot camps and stress physical challenges, fitness, discipline and personal appearance. Academies are secure facilities that range from hardware secure to staff secure. These facilities typically service juveniles who are repeat offenders and/or violent crime offenders. The academies emphasize rehabilitative programming, including education, recreation and vocational training. High impact programs provide residential placement for juveniles who are either first time offenders or who were unable to meet the terms of a non-residential placement. High impact programs are generally short term with stays of 30 to 90 days, but involve all of the rehabilitative elements of an academy program. Secure treatment and training facilities, including specialized sex offender programs, provide numerous services designed to reduce recidivism including: educational and vocational training, life skills, anger control management, and substance abuse counseling and treatment. Juvenile sex offender programs are generally locked secure and involve a length of stay from 12 to 24 months.

     CSC also operates non-secure residential and non-residential community corrections programs. Non-secure residential facilities, known as halfway houses, provide residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in community corrections facilities are typically allowed to leave the facility to work in the immediate community and/or participate in community-based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last nine months of their sentence. Non-residential programs permit the offender to reside at home or in some other approved setting under supervision and monitoring by CSC. Supervision may take the form of either requiring the offender to report to a correctional facility a specified number of times each week and/or having CSC employees monitor the offender on a case management basis at his/her work site and home. In the juvenile division, the non-residential programs take the form of aftercare programs. Unlike the adult division where a non-residential supervision program may replace the last part of an adult's residential supervision, in the juvenile division counterpart, the aftercare program is strictly post release. The goal of these programs, like adult community corrections, is to assist the juvenile in effecting a positive return to their families and communities. Aftercare programs provide the contact, supervision and support that is needed to further instill the principles learned by the juvenile during the longer residential program.


Adult Division

     The following information is provided with respect to the facilities for which CSC had management contracts as of March 24, 2000:

                                     Design                            Contracting          Owned,
   Facility Name, Location and      Capacity                           Governmental        Leased, or
   Year Operations Commenced         Beds(1)    Type of Facility          Agency           Managed(2)
   ---------------------------      --------    ----------------       ------------         ----------
Seattle INS Detention Center          150       Secure Detention            INS             Managed
Detention Center                                    Facility
  Seattle, Washington (1989)

South Texas Intermediate              450       Secure Intermediate         State           Managed
Sanction Facility                                Sanction Facility
  Houston, Texas (1993)

Tarrant County Community              230       Secure Intermediate         County          Managed
Correctional Facility (3)                        Sanction Facility
  Mansfield, Texas (1992)

Arizona State Prison, Phoenix West    400              Prison               State           Owned
  Phoenix, Arizona (1996)

Arizona State Prison, Florence        600              Prison               State           Owned
  Florence, Arizona (1997)

Frio County Jail                      391          Jail/Long-Term    County/State/Federal   Part-Leased/
  Pearsall, Texas (1997)                              Detention                             Part-Owned

Grenada County Jail                   160                Jail               County          Managed
  Grenada, Mississippi (1998)

Jefferson County Downtown Jail        500          Jail/Long Term         County/State      Managed
  Beaumont, Texas (1998)                              Detention

Newton County Correctional Facility   872               Prison           State/Federal      Managed
  Newton, Texas (1998)

Central Oklahoma                      850               Prison            Multi-State       Managed
Correctional Facility
  McLoud, Oklahoma (1998)



South Fulton Municipal                288           Jail/Long Term        County/Federal    Managed
Regional Jail                                          Detention
  Union City, Georgia (1999)

Dickens County Correctional Center    489         Long Term Detention           State       Leased
  Spur, Texas (1998)

Crowley County Correctional          1200                Prison           Multi-State       Managed
Facility
  Crowley, Colorado (1998)

Brooklyn Community                    500             Residential        Federal Bureau     Leased
Correctional Center                              Correctional Facility      of Prisons
  Brooklyn, New York (1989)

Manhattan Community                    60             Residential        Federal Bureau     Leased
Corrections Center                               Correctional Facility      of Prisons
  New York, New York (1990)

Bronx Community                        60             Residential        Federal Bureau     Leased
Corrections Center                               Correctional Facility      of Prisons
  Bronx, New York (1996)

New York State Community               70             Residential               State       Leased
Corrections Center                               Correctional Facility
  Manhattan, NY (1998)

Fort Worth Community                  200             Residential               State       Leased
Corrections Center                               Correctional Facility
  Fort Worth, Texas (1994)

--------------

(1) Design capacity is based on the physical space available presently, or with minimal additional expenditure, for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) A managed  facility  is  a  facility  for  which  CSC  provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3) This  facility  is  listed both as part of CSC's Adult  Division  and  its
    Juvenile  Division  as   the  facility  houses  both  adult  and  juvenile
    offenders.


Juvenile Division

                                     Design                            Contracting           Owned,
   Facility Name, Location and      Capacity                           Governmental        Leased, or
   Year Operations Commenced         Beds(1)    Type of Facility          Agency           Managed(2)
   ---------------------------      --------    ----------------       ------------         ----------
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

Hemphill County Juvenile              100       Secure Boot Camp          County            Leased
Detention Center                                    Facility
  Canadian, Texas (1994)



Bartow Youth Training Center           74     Secure & Residential        State             Managed
  Bartow, Florida (1995)                       Treatment Facility

Polk City Youth Training Center       350       Secure Treatment          State             Managed
  Polk City, Florida (1997)                         Facility

Bell County Youth Training Center      96       Secure Detention          County            Managed
  Killeen, Texas (1997)                             Facility

Okaloosa County Juvenile               64       Secure Treatment          State             Managed
Residential Facility                                Facility
  Okaloosa, Florida (1998)

Bayamon Treatment Center              141       Secure Treatment       Commonwealth         Managed
  Bayamon, Puerto Rico (1998)(4)                    Facility          of Puerto Rico

Paulding Regional Youth               126       Secure Detention          State             Managed
Detention Center                                    Facility
  Paulding, Georgia (1999)

Clark County, Nevada Facility          96       Secure Treatment          State             Managed
  (May 2000-Not Yet Operational)                    Facility

Colorado County Boot Camp             100       Secure Detention       Multi-County         Managed
  Eagle Lake, Texas (1998)                          Facility

Judge Roger Hashem Juvenile            64       Secure Detention       Multi-County         Managed
Justice Center                                      Facility
  Rockdale, Texas (1997)

Dallas County Secure Post              96       Secure Treatment          County            Managed
Adjudication Facility                               Facility
  Dallas, Texas (1998)

Dallas Youth Academy                   96       Secure Treatment          County            Managed
  Dallas, Texas (1998)                              Facility

Victor Cullen Academy                 225        Secure Academy           State             Managed
  Sabillasville, Maryland (1992)                    Facility

Charles Hickey School                 355      Secure Academy/High        State             Managed
  Baltimore, Maryland (1993)                  Impact/Detention and
                                              Sex Offender Facility

Reflections Treatment Agency           52     Secure Sexual Offender      State             Leased
  Knoxville, Tennessee (1992)                       Facility

Forest Ridge Youth Services           140       Non Secure Female      Multi-State          Leased
  Wallingford, Iowa (1993)                       Academy Facility

Chamberlain Academy                    78           Non Secure         Multi-State/         Owned
  Chamberlain, South Dakota (1993)               Academy Facility        Federal



Springfield Academy                  108        Non Secure Academy    State/Federal         Owned
  Springfield, South Dakota (1993)                    Facility

Tarkio Academy                       302          Secure Academy       Multi-State          Leased
  Tarkio, Missouri (1994)                    Sexual Offender Facility

Woodward Academy                      96          Secure Academy       Multi-State          Leased
  Estherville, Iowa (1995)(5)                Sexual Offender Facility

Camp Washington                       45         Secure Boot Camp          City             Managed/
  Carrsville, Virginia (1996)                                                               Leased

Everglades Academy                   102          Secure Academy          State             Managed
  Florida City, Florida (1996)(6)                    Facility

Keweenaw Academy                     150        Non Secure Academy        State             Leased
  Mohawk, Michigan (1997)                            Facility

Cypress Creek Academy                100          Secure Academy          State             Managed
  Lecanto, Florida (1997)                            Facility

Genesis Treatment Agency              36     Secure Sexual Offender        City/            Leased
  Richmond, Virginia (1997)                    Treatment Facility      Multi-County

Hillsborough Academy                  25          Secure Academy          State             Managed
  Tampa, Florida (1997)                              Facility

Pompano Academy                       52          Secure Academy          State             Managed
  Pompano Beach, Florida (1997)                      Facility

Snowden Cottage Academy               18        Non Secure Academy        State             Leased
  Wilmington, Delaware (1997)                        Facility

Elmore Academy                       150        Non Secure Academy     Multi-State          Owned
  Elmore, Minnesota (1998)                           Facility

Chanute Transition Center             56       Non Secure Transition      State             Leased
  Rantoul, IL (1998)                                 Facility

Cotulla Boot Camp                     64          Secure Boot Camp     Multi-County         Leased
  Cotulla, Texas (1998)

Hondo Detention Center                15          Secure Detenion         County            Leased
  Hondo, Texas (1998)                                Facility

Lockhart Boot Camp                    38          Secure Boot Camp     Multi-County         Leased
  Lockhart, Texas (1998)                         Detention Facility

Texarkana Boot Camp                  124          Secure Boot Camp     Multi-County         Leased
  Texarkana, Texas (1998)                        Detention Facility


JoAnn Bridges Academy                 30            Secure Female         State             Managed
  Greenville, Florida (1998)                      Academy Facility

Salinas Treatment Center             100          Secure Treatment     Commonwealth         Leased
  Salinas, Puerto Rico (2000)(4)                                      of Puerto Rico

___________________

(1) Design capacity is based on the physical space available presently, or with minimal additional expenditure, for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) A managed facility is a facility for which CSC provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3) This facility is listed both as part of CSC's Adult Division and its Juvenile Division as the facility houses both adult and juvenile offenders.
(4) The Company is in the process of renegotiating its Agreement with the Commonwealth of Puerto Rico. The timing and outcome of these negotiations are uncertain and may potentially result in an increased per diem rate or the termination of the Company's operation of the facility.
(5) Operations will discontinue effective December 22, 2000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")
(6) Operations will discontinue effective May 31, 2000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")


Facility Management Contracts

     CSC is primarily compensated on the basis of the population in each of its facilities on a fixed rate per inmate per day; however, some contracts have a minimum revenue guarantee. Invoices are generally sent on a monthly basis detailing the population for the prior month. Occupancy rates for facilities tend to be low when first opened or when expansions are first available. However, after a facility passes the start-up period, typically 3 months, the occupancy rate tends to stabilize.

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

     CSC's contracts generally require CSC to operate each facility in accordance with all applicable local, state and federal laws, rules and regulations and the standards. In addition, adult facilities are generally required to adhere to the guidelines of the American Correctional Association. The ACA standards, designed to safeguard the life, health and safety of offenders and personnel, describe specific objectives with respect to administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. CSC believes the benefits of operating its facilities in accordance with ACA standards include improved management, better defense against lawsuits by offenders alleging violations of civil rights, a more humane environment for personnel and offenders and measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis. Several of our facilities are fully accredited by the ACA and certain other facilities currently are being reviewed for accreditation. It is the Company's goal to obtain and maintain ACA accreditation for all of its adult facilities, and for its juvenile facilities when applicable. James Irving, President YSI, is a past Chairman of the ACA Standards Committee and a certified ACA standard auditor for jail and detention facilities.


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


Facilities Under Construction

     Construction is near completion on the 132 bed juvenile detention center in Salinas, Puerto Rico. The facility will house minimum to medium risk juveniles, aged 12 to 17, and is expected to be completed in May 2000.

     Construction is substantially complete on the 96 bed Clark County, Nevada facility. The maximum security juvenile facility is expected to be completed by late April 2000.


Employees

     At March 24, 2000, CSC had approximately 5,100 employees, consisting of clerical and administrative personnel, security personnel, food service personnel and facility administrators. CSC believes its relationship with its employees is good.

     Each of CSC's facilities is led by an experienced facility administrator or executive director. Other facility personnel include administrative, security, medical, food service, counseling, classification and educational and vocational training personnel. CSC conducts background screening checks and drug testing on potential facility employees. Some of the services rendered at certain facilities, such as medical services, education or food service are provided by third-party contractors.


Employee Training

     All jurisdictions require corrections officers and youth workers to complete a specified amount of training. Generally, CSC employees must undergo at least 160 hours of training before being allowed to work in a position that will bring them in contact with offenders or detainees. This training consists of approximately 40 hours relating to CSC policies, operational procedures, management philosophy and ethics and compliance training and 120 hours relating to legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills and job training relating to the specific tasks to be held.

Insurance

     Each management contract with a governmental agency requires CSC to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage and to indemnify the contracting agency for claims and costs arising out of CSC's operations.

     CSC maintains general liability insurance in the amount of $5,000,000 and two umbrella policies in the amount of $5,000,000 and $20,000,000, respectively, covering itself and each of its subsidiaries. There can be no assurance that the aggregate amount and kinds of CSC's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

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


Item 2.   Properties.
          ----------

The Company leases office space for its corporate headquarters in Sarasota, Florida. Additionally, the Company leases office space for a regional office in New York, New York.

     The Company also leases the space for the following facilities it manages: Hemphill County Juvenile Detention Center, Reflections Treatment Agency, Forest Ridge Youth Services, Tarkio Academy, Woodward Academy, Camp Washington Aftercare Program, Keweenaw Academy, Genesis Treatment Agency, Snowden Cottage Academy, Chanute Transition Center, Cotulla Boot Camp, Hondo Detention Center, Lockhart Boot Camp, Texarkana Boot Camp, Frio County Jail, Brooklyn Community Correctional Center, Bronx Community Correctional Center, Manhattan Community Correctional Center, New York Community Correctional
Center, Fort Worth Community Corrections Center, Frio County Detention Center(partial), Salinas Treatment Center and Dickens County Correctional Center.

     The  Company  owns its facilities located in Florence, Arizona;  Phoenix,
Arizona;  Chamberlain,  South  Dakota;  Springfield,   South  Dakota;  Elmore,
Minnesota; and portions of the Frio County, Texas facility.


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


Item 4.   Submission of Matters to a Vote Of Security Holders.
          ---------------------------------------------------

     No matters were submitted to security holders for a vote during the last quarter of 1999.


                      EXECUTIVE OFFICERS OF THE COMPANY
                      ---------------------------------

     The following table sets forth the executive officers of the Company, together with their respective ages and positions:


Name                     Age                   Position with CSC
----                     ---                   -----------------
James F. Slattery        50    President, Chief Executive Officer and
                               Chairman of the Board
Michael C. Garretson     52    Executive Vice President, Chief Operating
                               Officer
Ira M. Cotler            36    Executive Vice President, Chief Financial Officer
Aaron Speisman           51    Executive Vice President and Director
Speisman


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

                                   PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.
          -------------------------------------------------------------

     The common stock of CSC is traded on the Nasdaq National Market. The following table sets forth, for the calendar quarters indicated, the high and low sale prices per share on the Nasdaq National Market, based on published financial sources.

                                                  CSC Common
                                                    Stock
                                                  Sale Price
                                               High        Low
                                              ------      ------
1998
  First Quarter                               15 3/4     10 3/16
  Second Quarter                              16 7/8     12 1/2
  Third Quarter                               15 1/2      8 7/8
  Fourth Quarter                              14 1/4      6 3/4

1999
  First Quarter                               11         10 5/8
  Second Quarter                               8 1/2      8 3/16
  Third Quarter                                7 11/16    7 3/8
  Fourth Quarter                               4 15/16    4 5/8


     On   the   record   date  there    were   199   holders   of  record  and
approximately  4,275  beneficial   shareholders   registered  in  nominee  and
street name.


Item 6.   Selected Financial Data.
          -----------------------

     The information below is only a summary and should be read in conjunction with Correctional Services Corporation's historical financial statements and related notes.

                                                           Year Ended December 31,
                                           1999        1998        1997        1996      1995
                                         --------    --------    --------   --------   --------
Revenues                                 $233,918    $188,454    $175,933   $ 99,349   $ 83,960
Operating expenses                        205,662     166,443     149,389     75,710     62,400
Startup costs (1)                           1,177       8,171         211          -          -
General and administrative                 12,835      21,119      18,167     16,519     15,313
Merger costs and related
  restructuring charges                    13,813       1,109           -          -          -
Loss on sale of behavioral health               -           -      20,898          -          -
Other operating expenses                    1,622       2,327           -      3,329      3,910
Operating income (loss)                    (1,191)    (10,715)    (12,732)     3,791      2,337
Interest income (expense), net             (3,069)     (2,611)     (2,381)    (3,317)    (1,743)
Income (loss) before income taxes,
  extraordinary gain on
  extinguishment of debt and
  cumulative of change in accounting       (4,260)    (13,326)    (15,113)       474        594


Income tax (provision) benefit               (253)      1,593       1,062       (323)      (400)
Income (loss) before extraordinary
  gain on extinguishment of debt and
  cumulative effect of change in
  accounting principle                     (4,513)    (11,733)    (14,051)       151        194
Extraordinary gain on extinguishment
  of debt, net of tax of $643                 985           -           -          -          -
Cumulative effect of change in
  accounting, net of tax of $3,180,000          -      (4,863)          -          -          0
Net earnings (loss)                      $ (3,528)  $ (16,596)  $ (14,051)  $    151   $    194
Net earnings (loss) per share:
    Basic                                $  (0.31)  $   (1.53)  $   (1.32)  $   0.02   $   0.02
    Diluted                              $  (0.31)  $   (1.53)  $   (1.32)  $   0.01   $   0.02
Balance sheet data:
    Working capital                      $ 22,381   $  23,167   $  29,663   $ 36,355   $ 13,864
    Total assets                          111,198     125,314     120,750    143,393     52,390
    Long-term debt, net of current
      portion                              33,497      44,288      33,379     38,633     16,317
    Shareholders' equity                   50,738      51,006      65,503     71,818     26,890

------------

(1) The 1998 amounts include the effect of the adoption of the AICPA Statement of Position 98-5, Accounting for Startup Costs. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          --------------------------------------------------------------------

General

     The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 35 facilities and approximately 3,800 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 18 facilities representing approximately 7,100 beds. On a combined basis, as of December 31, 1999, the Company provided services in 20 states and Puerto Rico, representing approximately 10,900 beds excluding aftercare services.

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

     The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility and care of the residents which include salaries and benefits of administrative and direct supervision personnel, food, clothing, medical services and personal hygiene supplies. Other operating expenses are comprised of fixed costs, which consist of rent and lease payments, utilities, insurance, depreciation and professional fees.

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


Recent Developments

     On   December  15,  1999  the  Company  announced  that  it  had  engaged
Wasserstein Parella & Co. to assist the Company in exploring a broad range of business alternatives and financial strategies to enhance shareholder value.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues:

                                               Percentage of Total Revenues
                                                        Years Ended
                                                        December 31,
                                               ----------------------------
                                                1999       1998       1997
                                                ----       ----       ----

Revenues                                        100.0%     100.0%     100.0%
                                                -----      -----      -----
Facility expenses:
     Operating                                   87.9       88.3       84.9
     Startup costs                                0.5        4.3        0.1
                                                -----      -----      -----
Contribution from operations                     11.6        7.3       15.0
Other operating expenses:
     General and administrative                   5.5       11.2       10.3
     College Station closure costs                  -        1.2          -
     Merger costs and related restructuring
       Charges                                    5.9        0.6          -
     Loss on sale of behavioral health
       Business                                     -          -       11.9
     Write-off of deferred financing costs        0.7          -          -
                                                -----      -----      -----
Operating loss                                   (0.5)      (5.7)      (7.2)
Interest and other expense, net                  (1.3)      (1.4)      (1.4)
                                                -----      -----      -----
Loss before income taxes, extraordinary
  gain on extinguishment of debt and
  cumulative effect of change in
  accounting principle                           (1.8)      (7.1)      (8.6)
Income tax (provision) benefit                   (0.1)       0.9        0.6
                                                -----      -----      -----
Loss before extraordinary gain on
  extinguishment of debt and cumulative
  effect of change in accounting principle       (1.9)      (6.2)      (8.0)
                                                -----      -----      -----
Extraordinary gain on extinguishment
  of debt, net of tax                             0.4          -          -
Cumulative effect of change in
  accounting principle                              -       (2.6)         -
                                                -----      -----      -----
Net loss                                         (1.5)%     (8.8)%     (8.0)%
                                                -----      -----      -----
                                                -----      -----      -----

Year ended December 31, 1999 Compared to Year ended December 31, 1998

     Revenue  increased  by $45.5 million or 24.1% for the year ended December
31, 1999 to $233.9 million  compared  to  the  same  period  in  1998.   These
increases were primarily due to:

     - An increase of $51.1 million generated from the opening of 11 juvenile facilities (1,546 beds) and 7 adult facilities (4,283 beds).

     - A net increase of $4.7 million generated from per diem rate and occupancy level increases in existing facilities.

-  A  decrease of $10.3  million  from  the  discontinuance  of  7 programs (956 beds.)

     Operating expenses increased $39.2 million or 23.6% for the year ended December 31, 1999 to $205.7 million compared to the same period in 1998 primarily due to the opening of the 18 facilities mentioned above.

     As a percentage of revenues, operating expenses decreased to 87.9% for the twelve months ended December 31, 1999 from 88.3% for the twelve months ended December 31, 1998. Operating costs for the twelve months ended December 31, 1998 were higher as a percentage of revenue than the comparable period in 1999 primarily due to the recording of approximately $6.6 million in charges consisting of adjustments to accruals and reserves associated with the collectibility of accounts receivable, recoverability of certain program expenses and self-insurance of employee medical costs. The decrease in operating expenses as a percentage of revenue from 1999 to 1998 was partially offset by an increase in operating expenses from a number of facilities that were in their early stages of operations during the fourth quarter of 1998 and the first quarter of 1999 and were experiencing less than optimal utilization rates. Depending on their cost structure, facilities that are experiencing less than 85% utilization rates generally incur significantly higher operating expenses as a percentage of revenue compared to those at or near capacity. A portion of the decrease was also attributable to lower costs for resident and operating expenses as a result of the Company's ability to negotiate better rates due to its increased size after the merger. In addition, operating costs as a percentage of revenue were reduced due to the implementation of enhanced financial controls and oversight of the facilities acquired in the merger.

     Startup costs were $1.2 million for the twelve months ended December 31, 1999 compared to $8.3 million for the twelve months ended December 31, 1998. Startup for the twelve months ended December 31, 1999, related to the startup of the South Fulton, Georgia facility (288 beds), 300-bed expansion of the Crowley, Colorado facility and the 45 bed expansion of the Bayamon, Puerto Rico treatment facility. During the twelve months ended December 31, 1998, there were fourteen facilities (5,596 beds) generating start up costs.

     General and administrative expenses decreased from $21.1 million for the twelve months ended December 31, 1998 to $12.8 million for the twelve months ended December 31, 1999. The decrease of $8.2 million in general and administrative expenses was primarily attributable to:

     -  A $4.9 million reduction of deferred development costs.

     - A $1.1 million write-off on the fourth quarter of 1998 related to the buyout of a YSI training contract.

     -  The reduction of the administrative staff of the YSI subsidiary.

     - The synergies realized from the merger including costs for insurance, office expenses and travel.

     As a percentage of revenues, general and administrative expenses decreased to 5.5% for the twelve months ended December 31, 1999 from 11.2% for the twelve months ended December 31, 1998. The decrease in general and administrative expenses as a percentage of revenue is a result of the items noted above and leveraging of the remaining costs over a larger revenue base.

     The Company recorded a charge of $2.3 million in the twelve months ended December 31, 1998 relating to anticipated losses in connection with the College Station program that the Company closed on September 15, 1998.

     During the first quarter of 1999, the Company recorded merger costs and related restructuring charges of approximately $13.8 million ($10.3 million, after taxes or $0.92 per share) for direct costs related to the merger with YSI and certain other costs resulting from the restructuring of the newly combined operations. Direct merger costs consisted primarily of fees to investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI and costs associated with the consolidation of administrative functions and the expected closure of certain facilities. Exit costs include charges resulting from the cancellation of lease agreements and other long-term commitments, the write-down of underutilized assets or assets to be disposed of and miscellaneous other costs.

     The Company incurred $1.1 million in merger related charges during the twelve months ended December 31, 1998 in connection with the CSC and YSI merger. In addition, a small portion of the merger charges related to costs associated with the pooling transaction with CCI which was consummated on June 30, 1998.

     In September 1999, the Company wrote off $1.6 million of unamortized deferred financing costs associated with the Company's previously established credit facility, which was repaid in full on September 1, 1999.

     Interest expense, net of interest income, was $3.1 million for the twelve months ended December 31, 1999 compared to $2.6 million for the twelve months ended December 31, 1998, a net increase in interest expense of $.5 million. This increase resulted from borrowings on the Company's credit facility to finance the growth of the Company.

     For the twelve months ended December 31, 1999 the Company recognized an income tax provision of $253,000 and an income tax provision of $643,000 related to the extraordinary gain on extinguishment of debt associated with the YSI 7% Convertible Debt. For the twelve months ended December 31, 1998 the Company recognized a benefit for income taxes of $1,593,000 and an income tax benefit of $3,180,000 related to the cumulative effect of change in accounting principle representing an effective tax benefit of 32.4%. The reduction in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

     In September 1999, the Company recorded an extraordinary gain on the early extinguishment of debt of $985,000 (net of tax of $643,000). In anticipation of entering into the new financing arrangement, the Company agreed with certain holders of the 7% Convertible Subordinated Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the new credit facilities. The agreed redemption price was equal to 90% of the original principal amount plus accrued but unpaid interest. In September 1999, the Company used approximately $14.8 million of its available credit to redeem $16.3 million face value of Debentures leaving a balance of $14.2 million.

     Due to the early adoption of SOP 98-5, for the year ended December 31, 1998 the Company expensed startup and deferred development costs totaling $11,630,000. In addition, the Company was required to record a cumulative effect of change in accounting principle of $4,863,000 (net of tax of $3,180,000) retroactively to January 1, 1998 (See Note A of the notes to the consolidated financial statements).

     As a result of the foregoing factors, for the twelve months ended December 31, 1999 the Company had a net income of $6.8 million or $0.61 per diluted share (excluding direct merger related charges of $10.3 net of tax, or $0.92 per diluted share). For the twelve months ended December 31, 1998 the Company had a net loss of ($11.0 million) or ($1.01) per diluted share (excluding direct merger related charges net of tax, and the cumulative effect of change in accounting principle, or $0.52 per diluted share).


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue increased  by  $12.5  million or 7.1% for the year ended December
31,  1998 to $188.5 million compared  to  the  same  period  in  1997.   These
increases were primarily due to:

     - An increase of $38.1 million generated from the opening of 15 juvenile facilities (1,867 beds) and 8 adult facilities (4,162 beds).

     - A net increase of $5.7million generated from per diem rate and occupancy level increases in existing facilities.

     - A decrease of $31.3 million resulting primarily from the sale of seven behavioral health programs in October 1997 and the closure of the College Station program in September 1998.

     Operating expenses increased $17.1 million or 11.4% for the year ended December 31, 1998 to $166.4 million compared to the same period in 1997 primarily due to the opening of the new facilities mentioned above.

     As a percentage of revenues, operating expenses increased to 88.3% for the year ended December 31, 1998 from 84.9% for the same period in 1997. During the twelve months ended December 31, 1998 YSI recorded $6.6 million of adjustments to accruals and reserves associated with the collectibility of accounts receivable, recoverability of certain program expenses, medical costs incurred in connection with the self-insurance of employee health benefits and the estimated losses to be incurred under the remaining term of YSI's contracts to operate the Hillsborough and timberline facilities in Florida.

     Startup costs were $8.2 million for the twelve months ended December 31, 1998 compared to $211,000 for the twelve months ended December 31, 1997. During the twelve months ended December 31, 1998, there were fourteen facilities (5,596 beds) generating start up costs.

     General and administrative expenses increased $3.0 million or 16.2% for the year ended December 31, 1998 to $21.1 million compared to the same period in 1997. In addition, during the twelve months ended December 31, 1998 the Company incurred $5.6 million in development costs. This increase was partially offset by a decrease primarily due to the savings attributable to the sale of the seven behavioral health programs as well as other administrative staff reductions.

     As a percentage of revenues, general and administrative expenses decreased to 9.1% before the effect of adopting SOP 98-5 in 1998 from 10.3% in 1997. The decrease in general and administrative expenses as a percentage of revenue is a result of leveraging these additional costs over a larger revenue base. General and administrative expense as a percentage of revenue was 11.2% in 1998 after the effect of adopting SOP 98-5. The reduction from 9.1% is directly attributable to reversing amortization expense related to start-up and deferred development in 1998 of $2.1million required by SOP 98-5.

     Due to the early adoption of SOP 98-5, for the year ended December 31, 1998 the Company expensed startup and deferred development costs totaling $11.6 million. In addition, the Company was required to record a cumulative effect of change in accounting principle of $4.9 million (net of tax of $3.2 million) retroactively to January 1, 1998 (See Note A of the notes to the consolidated financial statements).

     The Company recorded a charge of $2.3 million in the twelve months ended December 31, 1998 relating to anticipated losses in connection with the College Station program that the Company closed on September 15, 1998.

     During the fourth quarter of 1997 the Company consummated the sale of the behavioral health business, excluding the two behavioral health programs in Texas, for $20.4 million resulting in a loss on sale of $20.9 million.

     The Company incurred $1.1 million in merger related charges during the twelve months ended December 31, 1998 in connection with the CSC and YSI merger. In addition, a small portion of the merger charges related to costs associated with the pooling transaction with CCI.

     Interest expense, net of interest income, was $2.6 million for the year ended December 31, 1998 compared to $2.5 million for the year ended December 31, 1997. Interest expense incurred by the YSI subsidiaries decreased approximately $1,200,000 in 1998 primarily attributable to the repayment of the 12% subordinated debentures in early January 1998 and the disposition of the behavioral health business, whose liabilities included a significant amount of capital lease obligations. This decrease in interest was offset by:

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

     For the year ended December 31, 1998 the Company recognized an income tax benefit of $1.6 million on income before the cumulative effect of change in accounting principle and an income tax benefit of $3.2 million related to the cumulative effect of change in accounting principle. For the year ended December 31, 1997 the Company recognized a benefit for income taxes of $1.1 million. The effective tax rate was 12% in 1998 and 7% in 1997. The effective tax benefit rates are due primarily to the non-recognition in the 1998 period of the tax benefit on certain current period expense items due to uncertainties of realizability and to the non-deductibility of a large component of goodwill in the 1997 period related to the behavioral health programs which was included in the loss on sale of the behavioral health business. The fluctuations in the effective tax rates are also due to the effect of not recording a tax provision on the earnings of CCI due to their Subchapter S status during those periods.

     As a result of the foregoing factors, the Company had a net loss of ($11.0 million) or ($1.01) per diluted share before the cumulative effect of change in accounting principle and excluding any direct merger related charges net of tax for year ended December 31, 1998. During the year ended December 31, 1997 the Company had net income $6.2 million or $0.58 per diluted share excluding the loss on sale of the behavioral health business, net of tax.


Liquidity and Capital Resources

     The  Company  has  historically  financed  its  operations  through  bank
borrowings, private placements,   sale of public securities and cash generated
from operations.

     The Company had working capital at December 31, 1999 of $22,281,000 compared to $23,167,000 at December 31, 1998. The Company's current ratio remained relatively consistent at 1.83 to 1 and 1.77 to 1 at December 31, 1999 and 1998 respectively.

     Net cash of $5.9 million was provided by operating activities for the year ended December 31, 1999 as compared to $6.4 million used in operations for the year ended December 31, 1998. The $12 million change was attributed primarily to:

     - Improved contribution margin in 1999 resulting from lower costs and enhanced financial controls.

     - A reduction in general and administrative costs in 1999 due to less development costs, reduction in administrative staff and merger synergies.

     - A decrease in net income of $10.6 million (net of taxes) during 1998 resulting from the adoption of SOP 98-5.

     - The payment of cash expenses related to the merger of $7.7 million and $1.1million in 1999 and 1998 respectively.

     - A decrease in prepaid expenses and accounts receivable of approximately $3.8 during 1999, partially due to increased collection efforts by the Company.

     - A decrease in accrued expenses and accounts payable of approximately $6.2 million during 1999.

     Net cash of $3 million was used in investing activities during the year ended December 31, 1999 as compared to $9,179,000 being used in the year ended December 31, 1998. In the 1999 period, such cash was used principally for:

     -  Capital expenditures related to the opening of new facilities.

     -  Leasehold improvements on existing facilities.

     -  Merger related computer technology and upgrades.

     -  Land improvement for future development.

     In the comparable period for 1998, the principal investing activities of the Company consisted of:

-  Capital expenditures related to the opening of new facilities;

     - Offset by the receipt of $4,500,000 from the sale of the Behavioral Health business owned by YSI.

     Net cash of $3,393,000 was used in financing activities in the year ended December 31, 1999 as compared to $9,985,000 provided by financing activities in the year ended December 31, 1998. During 1999 the Company's primary funding activities consisted of:

     - Net proceeds of $11,938,000 from the Company's revolving credit facilities used to redeem a portion of the subordinated debt as noted below.

     - Proceeds of $920,000 (net of imputed interest) from the sale of equipment and leasehold improvements.

     - Proceeds of $3,260,000 from the exercise of stock warrants and options.

     -  Redemption of subordinated debt totaling $17,483,000.

     -  Payment of debt issuance costs of $2,363,000.

     During 1998 the Company's primary funding activities consisted of:

     - Net proceeds of $11,500,000 from the Company's revolving credit facilities used for capital expenditures.

     - Proceeds of $1,265,000 (net of imputed interest) from the sale of equipment and leasehold improvements.

     - Proceeds of $1,700,000 from the exercise of stock warrants and options.

     -  Redemption of subordinated debt totaling $3,886,000.

     -  Payment of short-term and long-term borrowings of $479,000.

     -  Payment of debt issuance costs of $431,000.

     In April 1998 the Company finalized a new five-year credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provided for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes all collateralized by the Company's accounts receivable. The line was comprised of two components, a $10 million revolving credit and $20 million operating lease facility for the construction, ownership and acquisition of correctional facilities. Borrowings under the line were subject to compliance with financial covenants and borrowing base criteria. The Company incurred rent expense under the $20 million operating lease facility at an adjusted LIBOR base lease rate as defined in the agreement. The credit facility was secured by all of the assets of the Company.

     In August of 1998 the Company initiated an amendment to its current credit agreement with a syndicate of banks led by NationsBank N.A. Under the amendment, which was finalized on October 16, 1998, the Company received an additional $17,500,000 temporary increase in its credit facility. The amendment represents interim financing which terminated on June 15, 1999. As of December 31, 1998 the total amount outstanding on the revolver was $11,500,000 and the total amount outstanding on the operating lease facility was $16,652,000 . This credit facility was repaid in August of 1999 with proceeds from a new credit facility with Summit Bank as described below.

     On August 31, 1999, the Company finalized a new $95 million financing arrangement with Summit Bank, N.A., a New Jersey based national bank. Borrowings under the line are subject to compliance with financial covenants and borrowing base criteria. The new financing arrangement is secured by substantially all of the assets of the Company and consists of the following components:

     - $30 million revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses.

     - $20 million credit facility (the "Delayed Drawdown Line") which provides the Company with additional financing to be used by the Company to fund the redemption of the outstanding 7% Convertible Subordinated Debentures Due March 31, 2000 that were issued by the Youth Services International, Inc., a subsidiary of the Company (the "Debentures").

     - $45 million in financing that may be used by the Company to purchase land and property and to finance the construction of new facilities through an operating lease arrangement.

     The $30 million revolving line of credit and the $45,000,000 operating lease financing facility mature on August 31, 2002. They bear a variable rate of interest on a margin over the base rate or LIBOR rate. The margin is determined by the ratio of funded debt to adjusted EBITDA and ranges from .5% to 1.5% for base rate and from 2.0% to 3.0% for LIBOR rate loans. The Company has the discretionary ability to elect either base rate or LIBOR rate loans.

     The $20 million Delayed Drawdown line matures three years after the earlier of August 31, 2000 or the date in which the credit facility equals the $20 million commitment balance. This credit facility bears interest at 1% over the base rate through December 2000, 3% over the base rate from January 1, 2001 to March 31, 2001 and 4% over the base rate thereafter. The Company is required to pay the outstanding principal balance in twelve equal quarterly installments beginning three months after the earlier of August 31, 2000 or the date in which the credit facility equals the $20 million commitment balance.

     Simultaneously with the closing of these new credit facilities, the Company used approximately $13,080,000 of the available credit under the revolving line of credit facility to discharge all of its outstanding line of credit banking indebtedness to NationsBank, N.A., fees related to the financing and repayment of other indebtedness. Subsequent to the closing, the Company paid this revolving credit line down to $9,000,000. Due to borrowing base limitations, the available balance at December 31, 1999 was approximately $17,133,000.

     Additionally, in connection with the closing of the new credit facilities, the Company used approximately $18,984,000 of its available credit under the lease credit facility to discharge its obligations to NationsBank under a similar financing vehicle previously provided by NationsBank to the Company. Subsequent to the closing, the company incurred an additional $1,519,000 in construction costs and capitalized interest. As a result, $24,497,000 is available at December 31, 1999 for additional property acquisition and construction under this operating lease financing facility. At December 31, 1999 the Company has construction commitments of $3,704,000.


7% Convertible Subordinated Debentures

     On March 31, 1999, in connection with the merger, the Company assumed $32,200,000 of 7% Convertible Subordinated Debentures Due February 1, 2006 originally issued during the year ended June 30, 1996 by YSI. Due to certain provisions in the indenture, the change of control as a result of the merger enabled the holder to demand immediate redemption by the Company. Agreements were reached with certain holders representing $30,470,000 of the total debt to defer payment until March 31, 2000. A total of $1,730,000, representing the balance was repaid from working capital during the second quarter of 1999.

     In anticipation of entering into the new credit facilities with Summit Bank, the Company agreed with certain holders of the Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the new credit facilities at a redemption price equal to 90% of the original principal amount thereof, plus accrued but unpaid interest. The Company used approximately $14,750,000 of its available credit under the Delayed Drawdown facility to redeem $16,280,000 face value of these Debentures. An additional $312,000 was paid on the delayed draw down facility in December leaving an available balance of $5,562,000 at December 31, 1999 to be used to redeem additional Debentures on or before March 31, 2000.

As a result of the above note redemptions, $14,190,000 in principal amount of these Debentures remain outstanding at December 31, 1999. Absent a different agreement, the Company will be required to redeem these remaining Debentures on March 31, 2000 at 100% of the original principal amount thereof, plus accrued but unpaid interest. The Company expects to redeem these Debentures on March 31, 2000 using the long term financing facilities. That portion to be refinanced through the delayed drawdown instrument that is expected to be paid during the year 2000, in accordance with the loan provisions, has been classified as current.

     Youth  Services   International,  Inc. incurred  approximately $2,500,000
of direct costs in connection with the issuance of the 7% Convertible Subordinated Debentures. These costs were included within deferred debt issue costs for 1998 and amortized over the life of the debentures. The remaining balance at December 31, 1998 was expensed as part of the merger related charges in 1999.


10% Subordinated Promissory Notes

     Through a series of transactions that closed in July, August and September 1995, the Company issued 5,676.6 units at $1,000 per unit, in a private placement of its securities ("1995 Private Placement"). Each unit consists of (i) a 10% subordinated promissory note due July 1, 1998 in the principal amount of $1,000, interest payable quarterly and (ii) a four year warrant to purchase 154 shares of Common Stock at $7.75 per share. The Company received proceeds of $5,676,600 in connection with the 1995 Private Placement and recorded the market value of the warrants, $365,000, as promissory note discount amortized over three years. The net proceeds from such issuance were used to purchase and renovate the Phoenix, Arizona facility. On July 1, 1998 the Company's subordinated promissory notes of $3,935,760 became payable. Management granted note holders the option to extend their notes through June 30, 1999. In July 1998, the Company redeemed a total of $2,834,382 for those notes not extended. The remaining notes totaling $1,101,378 was paid in full between July and October 1999.


12% Subordinated Debentures

     During the year ended June 30, 1993, the YSI issued 12% Subordinated Debentures in the principal amount of $1,000,000. The debentures were issued with an original issue discount of $50,000, which was being amortized over the life of the debentures using the effective interest method. The 12% Subordinated Debentures were redeemed by the Company on January 1, 1998 and a loss of $53,000 was incurred by the Company in connection with this early extinguishment.

     In connection with the issuance of the debentures, warrants to purchase 231,900 shares of common stock at an exercise price of $3.23 per share were issued. These warrants were exercisable beginning in April 1993 and expired at various dates through November 1999. The warrants were assigned a value of $50,000.

     The Company continues to make cash investments in the acquisition and construction of new facilities and the expansion of existing facilities. In addition, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts. In addition the Company is continuing to evaluate opportunities, which could require significant outlays of cash. If such opportunities were pursued, the Company would require additional financing resources. Management believes these additional resources may be available through alternative financing methods.

RISK FACTORS

DECREASES IN OCCUPANCY LEVELS AT OUR FACILITIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     While the cost structures of the facilities we operate are relatively fixed, a substantial portion of our revenues are generated under facility management contracts with government agencies that specify a net rate per day per inmate or a per diem rate, with no minimum guaranteed occupancy levels. Under this per diem rate structure, a decrease in occupancy levels may have a material adverse effect on our financial condition, results of operations and liquidity. We are each dependent upon the governmental agencies with which we have management contracts to provide inmates for, and maintain the occupancy level of, our managed facilities. We cannot control those occupancy levels. In addition, our ability to estimate and control our costs with respect to all of these contracts is critical to our profitability.

     During 1998, YSI experienced a significant decline in the occupancy levels of certain of its facilities, which has caused its contributions from operations to decline. Occupancy levels may decline at YSI's or CSC's facilities in the future and new facilities might not reach occupancy levels required to produce profitability.

THE NON-RENEWAL OR TERMINATION OF OUR FACILITY MANAGEMENT CONTRACTS, WHICH GENERALLY RANGE FROM ONE TO THREE YEARS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     As is typical in our industry, our facility management contracts are short-term, generally ranging from one to three years, with renewal or extension options in favor of the contracting governmental agency. Many YSI contracts renew annually. Our facility management contracts may not be renewed or our customers may terminate such contracts in accordance with their right to do so. The non-renewal or termination of any of these contracts could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others. Of the YSI multi-year contracts in place as of December 31, 1998, four contracts representing approximately 590 beds are up for renewal in 1999. The contracts up for renewal in 1999 include the five year contract for the operation of the Charles H. Hickey, Jr. School in Maryland for 330 beds for which YSI was selected the successful bidder in February 1999. Of the CSC multi-year contracts in place as of December 31, 1998, CSC has fourteen contracts for a total of 2,137 beds subject to renewal in 1999.

     A contracting governmental agency often has a right to terminate a facility contract with or without cause by giving us adequate notice. Often a contracting government agency notifies us that we are not in compliance with certain provisions of a facility contract. Our failure to cure any such noncompliance could result in termination of the facility contract, which could materially adversely affect our financial condition, results of operations and liquidity. If a governmental agency does not receive necessary appropriations, it could terminate its contract or reduce the management fee payable to us. Even if funds are appropriated, delays in payments may occur which could have a material adverse effect on our financial condition, results of operations and liquidity. We currently lease many of the facilities that we manage. If a management contract for a leased facility were terminated, we would continue to be obligated to make lease payments until the lease expires.

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

OUR ABILITY TO SECURE NEW CONTRACTS TO DEVELOP AND MANAGE CORRECTIONAL DETENTION FACILITIES DEPENDS ON MANY FACTORS WE CANNOT CONTROL.

     Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. Certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend which will require the combined company to have sufficient capital resources to compete effectively. We may not be able to obtain these capital resources when needed.

WE FACE RISKS AND UNCERTAINTIES IN EXPANDING OUR OPERATIONS OUTSIDE OF THE UNITED STATES AND ITS TERRITORIES, INCLUDING NEW AND UNFAMILIAR REGULATORY REQUIREMENTS, CURRENCY EXCHANGE ISSUES, POLITICAL AND ECONOMIC ISSUES, AND STAFFING AND MANAGING THESE OPERATIONS.

     Our business plan includes the possible expansion of our operations into markets outside of the United States and its territories. We may not succeed in entering any of these markets, and if we are successful, we will be subject to the risks of international operations. These risks include various new and unfamiliar regulatory requirements, issues relating to currency exchange, political and economic changes and disruptions, tariffs or other barriers, and difficulties in staffing and managing foreign operations.

WE MAY NOT BE ABLE TO ACHIEVE THE GROWTH WE ANTICIPATE, OR IF ACHIEVED, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE IT.

     CSC has experienced significant growth and expects that the combined company will also continue to grow. Successful growth depends on our ability to obtain and train qualified personnel to handle the increasing number of juveniles and adults in our care, to develop and operate the information technology systems and financial controls necessary to manage expanded operations, to manage our resources over a larger base of programs and activities, and to integrate efficiently and effectively the business and financial functions of any newly developed programs. We may not be able to achieve the growth anticipated or, if achieved, we may not be able to effectively manage it.

FUTURE ACQUISITIONS MAY INVOLVE SPECIAL RISKS, INCLUDING POSSIBLE ADVERSE SHORT-TERM EFFECTS ON OUR OPERATING RESULTS, DIVERSION OF MANAGEMENT'S
ATTENTION FROM EXISTING BUSINESS, DEPENDENCE ON KEY PERSONNEL, UNANTICIPATED LIABILITIES AND COSTS OF AMORTIZATION OF INTANGIBLE ASSETS. ANY OF THESE RISKS COULD MATERIALLY ADVERSELY AFFECT US.

     The combined company also intends to grow through selective acquisitions of companies and individual facilities although there are no current plans or agreements to acquire any other companies. We may not be able to identify or acquire any new company or facility and we may not be able to profitably manage acquired operations. Acquisitions involve a number of special risks, including possible adverse short-term effects on our operating results, diversion of management's attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated liabilities, and the costs of amortization of acquired intangible assets, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

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

     The industry in which we operate is subject to extensive federal, state and local regulations, including education, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to our industry, and the combination of regulations we face is unique. We may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of our facility management contracts. Our contracts typically include extensive reporting requirements, and supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and youth care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our businesses also are subject to operational and financial audits by the governmental agencies with which we have contracts. The outcomes of these audits could have a material adverse effect on our business, financial condition or results of operations.


THE LOSS OF ANY CSC EXECUTIVE OFFICERS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANY.

     The success of our operations will depend upon the continued services of CSC's executive management, including James F. Slattery, Chairman, Chief Executive Officer and President, Michael Garretson, Executive Vice

President, and Ira Cotler, Executive Vice President and Chief Financial Officer. The loss of any of these executive officers could have a material adverse effect on the combined company.

WE MAY ENCOUNTER MATERIAL COSTS RELATING TO YEAR 2000 COMPLIANCE.

     Many existing computer programs were designed to use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. CSC management has completed a corporate program, which we believe has prepared all CSC's computer systems and applications for the year 2000. CSC expects no material incremental infrastructure costs to be incurred as a result of these enhancements. YSI expects to implement the systems and programming changes necessary to address year 2000 issues with respect to its internal systems without significant expense. In the event the merger is completed, management anticipates that CSC's computer systems would be utilized for both companies. Although YSI believes it will be year 2000 compliant and that the cost will not have a material adverse effect, YSI may not in fact be year 2000 compliant by year 2000, whether or not the merger is completed, and the cost of year 2000 remediation may have a material adverse effect on YSI's business, financial condition and results of operations. We also rely, directly and indirectly, on external systems of business enterprises such as strategic partners, suppliers, financial organizations, research facilities and governmental entities, both domestic and international, for accurate exchange of data. Even if our internal systems are not materially affected by the year 2000 computer programming issue, we could be affected by disruptions in the operation of the enterprises with which we interact.

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

                                                              Expected Maturity Dates
                                                              -----------------------
                                       2000      2001      2002      2003    2004  Thereafter    Total    Fair Value
                                       ----      ----      ----      ----    ----  ----------    -----    ----------
Fixed rate debt                     17,801,632 4,815,005 4,815,252 1,206,073 3,222  305,950    1,422,786  1,422,786
                                    ---------- --------- --------- --------- -----  -------    ---------  ---------
                                    ---------- --------- --------- --------- -----  -------    ---------  ---------

   Weighted average interest   8.16%
    rate at December 31, 1999  -----
                               -----

Variable rate LIBOR debt                     -         - 9,000,000         -     -        -    9,000,000  9,000,000
                                    ---------- --------- --------- --------- -----  -------    ---------  ---------
                                    ---------- --------- --------- --------- -----  -------    ---------  ---------

   Weighted average interest   8.28%
    rate at December 31, 1999  -----
                               -----


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is contained on Pages F-1 through F-29 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          ---------------------------------------------------------------

     None.


                                   PART III

     Items 10, 11, 12 and 13 of Part III have been omitted from this report because the Company will file a definitive Proxy Statement with the Commission no later than 120 days after the close of its fiscal year. The information required by Part III which will appear in the Proxy Statement is incorporated by reference into Part III of this report.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               The consolidated statements of the Company are included on pages F-1 through F-29 of this Form 10-K.

          (2) The financial statement schedules prescribed by this Item 14 are not required.

          (3) Exhibits (All referenced herein to "SEC" shall mean the U.S. Securities and Exchange Commission.)

     (b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

     (c)  Exhibits:

  2.1 Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.(28)
  2.2 First Amendment, dated as of January 12, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.(29)
  2.3 Second Amendment, dated as of March 2, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.(35)
  3.1     Certificate of Incorporation of CSC dated October 28, 1993.(1){
  3.1.1 Copy of Certificate of Amendment of Certificate of Incorporation of CSC dated July 29, 1996.(4)
  3.1.2 Copy of Certificate of Correction to CSC's Certificate of Incorporation.(1)
  3.1.3 Copy of Certification of Correction to CSC's Certificate of Amendment to CSC's Certificate of
          Incorporation. (1)
  3.2     CSC's By-Laws.(33)

  4.1 Form of YSI's 7% Convertible Subordinated Debentures Due February 1, 2006.(14)
  4.2.1 Amendment to Fiscal and Paying Agency Agreement, dated March 31, 1999, by and among YSI, The Chase Manhattan Bank, N.A., New York, The Chase Manhattan Bank, N.A., London and Chase Manhattan Bank Luxembourg S.A.(15)
  4.3 a.  Form of CSC Series A Warrant.(2)
  4.3 Indenture, dated October 15, 1996, by and between YSI and The Chase Manhattan Bank, N.A., as Trustee.
  4.3.1 Amendment to Indenture, dated March 31, 1999, by and between YSI and The Chase Manhattan Bank, as Trustee.(15)
  4.4 a.  Form of CSC 10% Subordinated Promissory Note.(37)
  4.4 Form of Letter Agreement executed by certain Debenture holders agreeing to receive proceeds from redemption of their Debentures one year following the effective date of the Merger together with Form of Guaranty from CSC.(14)
  4.4.2 Fiscal and Paying Agency Agreement, dated January 29, 1996, by and among YSI, The Chase Manhattan Bank, N.A., New York, The Chase Manhattan Bank, N.A., London and Chase Manhattan Bank Luxembourg S.A.(14)
  4.5 Form of Placement Agent's Warrant between CSC and Janney Montgomery Scott Inc.(1)
* 10.1    CSC's 1993 Stock Option Plan, as amended.(33)
* 10.5.1 Employment Agreement between CSC and James F. Slattery dated February 17, 1998.(9)
* 10.6    Employment Agreement between CSC and Aaron Speisman.(1)
* 10.6.1 Modification to the Employment Agreement between CSC and Aaron Speisman, dated June 13, 1996.(4)
  10.15   Agreement between CSC and William Banks, dated October 31, 1989.(1)
  10.15.1 Letter dated December 9, 1993 from William Banks to CSC.(1)
  10.16   Form    of   Sub-Lease   between   CSC   and   LeMarquis   Operating
          Corporation.(1)
  10.17   Form of Lease between CSC and Myrtle Avenue Family Center, Inc.(1)
  10.24.1 Renewal  of  the  Revolving  Line  of  Credit Note dated January 15,
          1998.(7)
* 10.25   1994 Non-Employee Director Stock Option Plan.(3)
  10.26 Loan and Security Agreement with NationsBank, N.A. (South) dated as of December 31, 1995.(3)
  10.26.2 Deed of Trust Modification Agreement dated January 14, 1998.(7)
  10.26.3 Third Amendment to Loan Agreement dated January 5, 1998.(7)
  10.26.4 Fourth Amendment to Loan Agreement dated January 14, 1998.(7)
  10.44 Lease Agreement between CSC and Creston Realty Associates, L.P., dated October 1, 1996.(4)
  10.45   Lease between CSC and Elberon Development Company.(1)
  10.45.1 Assignment of Lease between CSC and Elberon Development Company.(4)
* 10.47.1 Amended Employment Agreement between CSC and Ira M. Cotler dated July 9, 1997.(5)
* 10.47.2 Amendment No. 1 dated May 3, 1999 to Employment Agreement between CSC and Ira M. Cotler of July 9, 1997.(11)
* 10.47.3 Change in Control Agreement between CSC and Ira M. Cotler, dated May 3, 1999.(11)
* 10.48 Employment Agreement between CSC and Michael C. Garretson, dated January 21, 1996.(4)
* 10.48.1 Employment Agreement between CSC and Michael C. Garretson, dated December 5, 1998.(17)

  10.51.1 First Amendment to Asset Purchase Agreement between CSC and Dove Development Corporation, Consolidated Financial Resources/Crystal City, Inc., dated August 27, 1997.(6)
  10.60 Credit facility with NationsBank and a syndicate of banks for up to $30 million dated April, 1998.(8)
  10.60.1 Amendment No. 1 to credit facility with NationsBank and a syndicate of banks, dated October 16, 1998.(10)
  10.60.2 Amendment No. 2 to credit facility with NationsBank and a syndicate of banks, dated March 31, 1999.(11)
  10.61 Sublease for Sarasota, Florida office space dated April 9, 1998 between Lucent Technologies, Inc. and CSC and Landlord Consent to Sublease.(8)
  10.67 Asset Purchase Agreement between CSC and the County of Dickens, Texas dated July 14, 1998 for the purchase of the Dickens County Correctional Facility.(9)
  10.70.1 Subcontract, Facility Use Agreement, and Asset Purchase by and among CSC, Trans-American Development Associates, Inc. and FBA, L.L.C. dated December 14, 1998.(36)
  10.72 Credit Agreement, dated August 31, 1999, between CSC and Summit Bank, N.A.(16)
  10.73 Master Agreement, dated August 31, 1999, between CSC and Atlantic Financial Group, Ltd., Summit Bank, N.A. and SunTrust Bank.(16)
* 10.74   Employment  Agreement dated September 29, 1999 between CSC and James
          F. Slattery.(13)
* 10.75 Change in Control Agreement dated September 29, 1999 between CSC and James F. Slattery.(13)
  10.114 Construction/Installment Purchase and Management Services Contract by and among CSC, the State of Nevada, Department of Human Resources, Nevada Real Property Corporation and Clark & Sullivan Constructors-Rite of Passage, Inc. dated February 2, 1999.(36)
  21      List of Subsidiaries
  23.1    Consent   of   Grant   Thornton  L.L.P.,  CSC's  independent  public
          accountants.
  27.     Financial Data Schedule
------------

(1) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form SB-2 (Registration No. 33-71314-NY).
(2) Incorporated by reference to exhibit 4.3 filed with CSC's Registration Statement on Form SB-2 (Registration No. 33-71314-NY).
(3) Incorporated by reference to exhibit of same number filed with the initial filing of CSC's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(4) Incorporated by reference to exhibit of same number filed with CSC's Annual Report on Form-10-KSB for the year ended December 31, 1996.
(5) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the six months ended June 30, 1997.
(6) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the nine months ended September 30, 1997.
(7) Incorporated by reference to exhibit of same number filed with CSC's Annual Report on Form-10-K for the year ended December 31, 1997.
(8) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the three months ended March 31, 1998.
(9) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the six months ended June 30, 1998.
(10) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the nine months ended September 30, 1998.
(11) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the three months ended March 31, 1999.
(13) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the nine months ended September 30, 1999.
(14) Incorporated by reference to exhibit of same number filed with CSC's Current Report on Form 8-K filed with the SEC on April 15, 1999.
(15) Incorporated by reference to exhibit of same number filed with CSC's Current Report on Form 8-K filed with the SEC on April 22, 1999.
(16) Incorporated by reference to exhibit of same number filed with CSC's Current Report on Form 8-K filed with the SEC on September 29, 1999.

(17) Incorporated by reference to exhibit of same number filed with CSC's Form 10-K filed with the SEC on March 31, 1999.
(28) Incorporated by reference to CSC's Current Report on Form 8-K, filed with the SEC on September 25, 1998.
(29) Incorporated by reference to CSC's Current Report on Form 8-K, filed with the SEC on January 21, 1999
(33) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form S-1 (Registration Number 333-6457).
(35) Incorporated by reference to exhibit of same number filed with CSC's, Current Report on Form 8-K, filed with the SEC on March 3, 1999.
(36) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form S-4 (Registration Number 333-72003).
(37) Incorporated by reference to Exhibit 4.4 filed with CSC's Registration Statement on Form SB-2 (Registration No. 33-71314-NY).

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

                                   CORRECTIONAL SERVICES CORPORATION
                                   Registrant


                                   By: /s/  James F. Slattery
                                        James F. Slattery, President

Dated: March 30, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                           Date


/s/  James F. Slattery    President, Chief Executive Officer    March 30, 2000
James F. Slattery         and Chairman of the Board


/s/  Ira M. Cotler        Executive Vice President,
Ira M. Cotler             Chief Financial Officer               March 30, 2000


/s/ Aaron Speisman        Executive Vice President
Aaron Speisman            and Director                          March 30, 2000


/s/Richard Staley         Senior Vice President and Director    March 30, 2000
Richard Staley


/s/ Stuart Gerson         Director                              March 30, 2000
Stuart Gerson


/s/Shimmie Horn           Director                              March 30, 2000
Shimmie Horn


/s/ Bobbie L. Huskey      Director                              March 30, 2000
Bobbie L. Huskey


/s/ Melvin T. Stith       Director                              March 30, 2000
Melvin T. Stith

                               C O N T E N T S


                                                                      PAGE


Report of Independent Certified Public Accountants                     F-1

  Consolidated Balance Sheets as of December 31, 1999 and 1998         F-2

  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997                                  F-3

  Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997                                  F-4

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                  F-5

  Notes to Consolidated Financial Statements                        F-6-29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Correctional Services Corporation


We have audited the accompanying consolidated balance sheet of Correctional Services Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted  our  audit  in  accordance  with  auditing  standards  generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

We previously audited and reported on the consolidated balance sheet of Correctional Services Corporation and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, prior to their restatement for the 1999 pooling of interests. The contribution of Correctional Services Corporation and Subsidiaries to total assets as of December 31, 1998, represented 53.2 percent and to revenues for the years ended December 31, 1998 and 1997, represented 52.0 percent and 34.1 percent of the respective restated totals. Separate financial statements of the other company included in the 1998 restated consolidated balance sheet and the 1998 and 1997 restated statements of operations, stockholders' equity and cash flows were audited and reported on separately by another auditor. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1998, and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note A of the notes to the consolidated financial statements.





                              /s/  GRANT THORNTON LLP

Tampa, Florida
March 17, 2000

                                    F-1
                                    35

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)


                                                              December 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
ASSETS
------
CURRENT ASSETS
  Cash and cash equivalents                                $  7,070  $  7,639
  Restricted cash                                               192       157
  Accounts receivable, net of allowance for doubtful
    accounts of $1,380 and $1,251 for
    December 31, 1999 and 1998, respectively                 35,768    37,924
  Deferred tax asset                                          3,227     2,071
  Prepaid expenses and other current assets                   2,987     5,396
                                                           --------  --------
    Total current assets                                     49,244    53,187

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET          47,972    53,119

OTHER ASSETS
  Deferred tax asset                                          7,060     9,161
  Goodwill, net                                               1,428     1,790
  Other                                                       5,494     8,057
                                                           --------  --------
                                                           $111,198  $125,314
                                                           --------  --------
                                                           --------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                                         $  3,124  $  5,297
  Accrued liabilities                                        18,836    23,599
  Current portion of subordinated debt                        3,797     1,101
  Current portion of senior debt                              1,206        23
                                                           --------  --------
    Total current liabilities                                26,963    30,020

COMMITMENTS AND CONTINGENCIES                                     -         -

LONG-TERM SENIOR DEBT                                        22,551    11,864
SUBORDINATED DEBENTURES                                      10,393    32,200
LONG-TERM PORTION OF FACILITY LOSS RESERVES                     553       224

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                       -         -
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 11,373,064 and 10,906,768 shares
    issued and outstanding, respectively                        114       109
  Additional paid-in capital                                 82,807    79,552
  Accumulated deficit                                       (32,183)  (28,655)
                                                           --------  --------
                                                             50,738    51,006
                                                           --------  --------
                                                           $111,198  $125,314
                                                           --------  --------
                                                           --------  --------

       The accompanying notes are an integral part of these statements.

                                     F-2
                                     36

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                                   Year Ended December 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
Revenues                                       $233,918   $188,454   $175,933
Facility expenses:
     Operating                                  205,662    166,443    149,389
     Startup costs                                1,177      8,171        211
                                               --------   --------   --------
                                                206,839    174,614    149,600
                                               --------   --------   --------
Contribution from operations                     27,079     13,840     26,333
Other operating expenses:
     General and administrative                  12,835     21,119     18,167
     College Station closure costs                    -      2,327          -
     Merger costs and related restructuring      13,813      1,109          -
       charges
     Loss on sale of behavioral health business       -          -     20,898
     Write-off of deferred financing costs        1,622          -          -
                                               --------   --------   --------
Operating loss                                   (1,191)   (10,715)   (12,732)

Interest and other expense, net                  (3,069)    (2,611)    (2,381)
Loss before income taxes, extraordinary gain
     on extinguishment of debt and cumulative
     effect of change in accounting principle    (4,260)   (13,326)   (15,113)
Income tax (provision) benefit                     (253)     1,593      1,062
                                               --------   --------   --------
Loss before extraordinary gain on
     extinguishment of debt and cumulative
     effect of change in accounting principle    (4,513)   (11,733)   (14,051)
Extraordinary gain on extinguishment of debt,
     net of tax of $643                             985          -          -
Cumulative effect of change in accounting
     principle, net of tax of $3,180                  -     (4,863)         -
                                               --------   --------   --------
Net loss                                       $ (3,528)  $(16,596)  $(14,051)
                                               --------   --------   --------
                                               --------   --------   --------

Basic and diluted loss per share:
     Loss before extraordinary gain on
     extinguishment of debt and cumulative
     effect of change in accounting principle    $(0.40)    $(1.08)    $(1.32)
     Extraordinary gain on extinguishment of
       debt                                        0.09          -          -
     Cumulative effect of change in
       accounting principle                           -      (0.45)         -
                                               --------   --------   --------
          Net loss per share                     $(0.31)    $(1.53)    $(1.32)
                                               --------   --------   --------
                                               --------   --------   --------

Number of shares used to compute EPS:
       Basic                                     11,219     10,860     10,676
       Diluted                                   11,219     10,860     10,676


       The accompanying notes are an integral part of these statements.

                                     F-3
                                     37

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                    Additional   Accumulated    Unrealized Loss
                                            Common    Paid-in      Earnings     on Investments
                                            Stock     Capital     (Deficit)   Available-for-Sale      Total
                                            ------  ----------   -----------  ------------------      -----

Balance at January 1, 1997                  $ 105    $ 69,591    $  2,180             $(58)         $ 71,818

Stock issuance cost                             -         (11)          -                -               (11)
Exercise of stock options                       2       3,286           -                -             3,288
Exercise of warrants                            -         178           -                -               178
Tax benefit realized due to exercise of
     non-qualified stock options                -       2,805           -                -             2,805
Unrealized gain on investment                   -           -           -               58                58
Issuance of common stock as
     compensation                               -       1,547           -                -             1,547
Dividend distribution                           -           -        (129)               -              (129)
Net loss                                        -           -     (14,051)               -           (14,051)
                                            -----    --------    --------             ----          --------

Balance at December 31, 1997                  107      77,396     (12,000)               -            65,503

Stock issuance cost                             -          (4)          -                -                (4)
Exercise of stock options                       1       1,069           -                -             1,070
Exercise of warrants                            1         630           -                -               631
Tax benefit realized due to exercise of
     non-qualified stock options                -         352           -                -               352
Issuance of common stock as
     compensation                               -         109           -                -               109
Dividend distribution                           -           -         (59)               -               (59)
Net loss                                        -           -     (16,596)               -           (16,596)
                                            -----    --------    --------             ----          --------

Balance at December 31, 1998                  109      79,552     (28,655)               -            51,006

Exercise of stock options                       1         515           -                -               516
Exercise of warrants                            4       2,740           -                -             2,744
Net loss                                        -           -      (3,528)               -            (3,528)
                                            -----    --------    --------             ----          --------

Balance at December 31, 1999                $ 114    $ 82,807    $(32,183)               -          $ 50,738
                                            -----    --------    --------             ----          --------
                                            -----    --------    --------             ----          --------


        The accompanying notes are an integral part of this statement.


                                     F-4
                                     38

            CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                        Years ended December 31,
                                                      1999       1998        1997
                                                   --------    --------    --------
Cash flows from operating activities:
  Net loss                                         $ (3,528)   $(16,596)   $(14,051)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                   5,643       5,667       7,703
      Stock granted as compensation                       -         109       1,547
      Merger related asset writedown                  6,147           -           -
      Cumulative effect of a change in accounting
        principle, net of tax                             -       4,863           -
      Deferred income tax expense (benefit)             945        (897)     (5,001)
      Loss on disposal of fixed assets, net             316          17          23
      Loss on sale of behavioral health                   -           -      20,898
      Loss on sale of investments                         -           -         203
      Write off of other assets                           -         321           -
      Tax benefit realized due to exercise of
        nonqualified stock options                        -         352       2,805
      Gain on extinguishment of debt                 (1,628)          -           -
      Deferred financing costs                        1,622           -           -
      Changes in operating assets and liabilities:
        Restricted cash                                 (35)        167          46
        Accounts receivable                           2,230     (10,088)     (7,514)
        Prepaid expenses and other current assets     1,410      (1,727)      2,364
        Accounts payable and accrued                 (6,609)     11,414        (789)
                                                   --------    --------    --------
             Net cash provided by (used in)
               operating activities:                  6,513      (6,398)      8,234
                                                   --------    --------    --------
Cash flows from investing activities:
    Capital expenditures                            (4,137)     (12,942)    (24,740)
    Proceeds from the sale of property, equipment
      and improvements                                 312           27         984
    Proceeds from the sale of behavioral health
      business                                           -        4,500      14,154
    Development and startup costs                        -            -      (3,410)
    Collection of notes receivable                       -           38       3,184
    Cash paid for acquired businesses, net of
      cash received                                      -           -         (628)
    Proceeds from the sale of investments                -           -        5,100
    Other assets                                       136        (802)        (684)
                                                  --------    --------     --------
             Net cash used in investing
              activities:                           (3,689)     (9,179)      (6,040)
                                                  --------    --------     --------
Cash flows from financing activities:
    Payment (proceeds) on short-term, long-term
      Borrowings capital lease obligations          11,874      11,021      (13,103)
    Payment of subordinated debt                   (17,483)     (3,886)           -
    Proceeds from sale of equipment of leasehold
      improvements                                     920       1,265        1,249
    Proceeds from exercise of stock options and
      warrants                                       3,260       1,700        3,403
    Debt issuance costs                             (2,363)       (431)        (100)
    Long-term portion of prepaid lease                 399         375       (4,335)
Dividend distribution                                    -         (59)        (129)
                                                  --------    --------     --------
             Net cash provided by (used in)
               financing activities:                (3,393)      9,985      (13,015)
                                                  --------    --------     --------
Net decrease in cash and cash equivalents             (569)     (5,592)     (10,821)
Cash and cash equivalents at beginning of period     7,639      13,231       24,052
                                                  --------    --------     --------

Cash and cash equivalents at end of period        $  7,070    $  7,639     $ 13,231
                                                  --------    --------     --------
                                                  --------    --------     --------

Supplemental disclosures of cash flows
  information:
    Cash paid (refunded) during the period for:
      Interest                                    $  3,712    $  2,631     $  3,522
                                                  --------    --------     --------
                                                  --------    --------     --------
      Income taxes                                $      8    $    703     $     67
                                                  --------    --------     --------
                                                  --------    --------     --------

       The accompanying notes are an integral part of these statements.

                                     F-5
                                     39

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Correctional Services Corporation and its subsidiaries are organized to privately operate and manage detention, and correctional facilities as well as educational, developmental and rehabilitative programs for federal, state and local government agencies.

1.   Principles Of Consolidation

     The consolidated financial statements as of December 31, 1999 include the accounts of Correctional Services Corporation and its wholly owned subsidiaries:

     -  Esmor, Inc.
     -  Esmor New Jersey, Inc.
     -  CSC Management de Puerto Rico, Inc.
     -  Youth Services International, Inc.
     -  Youth Services International of Iowa, Inc.
     -  Youth Services International of Tennessee, Inc.
     -  Youth Services International of Baltimore, Inc.
     -  Youth Services International of Maryland, Inc.
     -  Youth Services International of Northern Iowa, Inc.
     -  Youth Services International of South Dakota, Inc.
     -  Youth Services International of Missouri, Inc.
     -  Youth Services International of Central Iowa, Inc.
     -  Youth Services International of Texas, Inc.
     -  Youth Services International of Virginia, Inc.
     -  Youth Services International of Delaware, Inc.
     -  Youth Services International Southeastern Programs, Inc.
     -  Youth Services International of Minnesota, Inc.
     -  Youth Services International of Illinois, Inc.
     -  Youth Services International of Michigan, Inc

     All   significant   intercompany  balances  and  transactions  have  been
     eliminated.

     The Company manages and operates certain of its programs pursuant to subcontracts or similar relationships with not-for-profit entities. These not-for-profit entities hold contracts directly with state and local governments to provide rehabilitative services to troubled youth and subcontract management responsibility to the Company. These not-for-profit entities are each controlled by independent Boards of Directors, which have the right to terminate their contract with the Company under certain circumstances. The accompanying consolidated balance sheets include net accounts receivable pursuant to these contracts of $3,816,000 and $4,277,000 as of December 31, 1999 and 1998, respectively.

2.   Pooling-Of-Interests Business Combinations

     Youth Services International, Inc.

     On March 31, 1999, the Company exchanged 3,114,614 shares of the Company's common stock for all of the common stock of Youth Services International, Inc. (YSI) The merger was accounted for as a


                                     F-6
                                     40

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     pooling-of-interests,  and  accordingly,   the   accompanying   financial
     statements have been retroactively adjusted to include the financial position and results of operations of YSI for all periods presented.

     The following balances of the separate companies for the period preceding the YSI merger were as follows (in thousands):

                                              For the twelve months ended
                                                      December 31,
                                                     1998      1997
                                                   --------   --------
Revenues
CSC                                                $ 97,928   $ 59,936
YSI                                                  90,526    115,997
                                                   --------   --------
Combined                                           $188,454   $175,933
                                                   --------   --------
                                                   --------   --------
Net income (loss)
CSC                                                $ (6,022)  $  3,026
YSI                                                 (10,574)   (17,077)
                                                   --------   --------
Combined                                           $(16,596)  $(14,051)
                                                   --------   --------
                                                   --------   --------


                                                     As of December 31,
                                                      1998       1997
                                                   --------   --------
Stockholders' equity
CSC                                                $ 37,923   $ 43,188
YSI                                                  14,103     23,335
                                                   --------   --------
Combined                                             52,026     66,523
Adjustments to stockholders' equity for
    adoption of accounting policy                    (1,020)    (1,020)
                                                   --------   --------
Adjusted stockholders' equity                      $ 51,006   $ 65,503
                                                   --------   --------
                                                   --------   --------

In connection with the merger, a conforming accounting adjustment was recorded to conform the accounting policy relating to YSI's accounting for supplies inventory. Previously YSI capitalized supplies inventory while CSC expensed them as incurred. The above adjustment to equity was made to effect the accounting adjustment as of January 1, 1997.

During the first quarter of 1999, the Company recorded a charge to operating expenses of approximately $13,813,000 for direct costs related to the merger and certain other costs resulting from the restructuring of the newly combined operations. Direct merger costs consisted primarily of fees to investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI and costs associated with the consolidation of administrative functions and the expected closure of certain facilities. Exit costs include charges resulting from the cancellation of lease agreements and other long-term commitments, the write-down of underutilized assets or assets to be disposed of and miscellaneous other costs.


                                     F-7
                                     41

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Merger costs and related restructuring charges are comprised of the following (in thousands):

          Direct merger costs                                    $ 6,111
          Restructuring charges:
             Employee severance and change in control payments     2,339
             Exit costs                                            4,410
             Other                                                   953
          Total                                                  $13,813

     In addition, in connection with the merger, the Company assumed $32,200,000 of 7% Convertible Subordinated Debentures originally issued by YSI during the year ended June 30, 1996. Under the terms of the indenture pursuant to which YSI issued the Debentures, the acquisition of YSI by the Company constituted a "change of control" thereby enabling the holders of the Debentures to demand redemption by the Company. The applicable portion of the unamortized costs related to the issuance of these debentures have been appropriately written off and are included in the direct merger costs. Agreements were subsequently reached with certain holders representing $30,500,000 of the debentures to defer payment until March 31, 2000 leaving a balance of $1,730,000 which was repaid in June 1999.

     As of December 31, 1999, all merger and restructuring costs have been paid except for approximately $720,000 which relates to lease obligations and asset writeoffs for closed facilities which are expected to be paid in 2000.

     Community Corrections, Inc.

     On June 30, 1998, the Company exchanged 238,362 shares of the Company's common stock for all of the common stock of Community Corrections, Inc.
     (CCI). The merger was accounted for as a pooling-of-interests and, accordingly, the accompanying consolidated financial statements for the periods presented have been retroactively adjusted to include the financial position and results of operations for all periods presented. CCI operates residential boot camp and detention facilities with a total capacity of 353 beds in Texas and provided aftercare services to adjudicated youth in Georgia. CCI was a Subchapter S corporation for federal income tax purposes whereby the earnings of the corporation pass through to the respective owners. It was the policy of CCI to distribute necessary amounts to the owners on a periodic basis in order to allow them to their personal tax liabilities attributable to the earnings of CCI. During the years ended December 31, 1998 and 1997, income tax dividends were distributed to the owners totaling approximately $59,000 and $129,000. The operations of CCI during 1997 were not material to the consolidated results of operations. Accordingly, the pro forma effects on revenue and net loss are not presented.

3.   Use of Estimates in Consolidated Financial Statements

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


                                     F-8
                                     42

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

4.   Revenue Recognition and Contract Provisions

     Revenues are principally derived pursuant to contracts with federal, state and local government agencies and not-for-profit entities that contract directly with governmental entities. These contracts generally provide for fixed per diem payments based upon program occupancy. Revenues on fixed per diem and management contracts are recognized as the services are performed.

     One of the Company's significant programs operates under a contract whereby revenues are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract has costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Contract revenues subject to audit relating to this contract of approximately $13,800,000, $13,458,000, and $13,519,000 have been recorded for the years ended December 31, 1999, 1998 and 1997, respectively, at amounts which are expected to be realized. Subsequent adjustments if any, resulting from the audit process are recorded when known.

     Contract terms with government and not-for-profit entities generally range from one to five years in duration and expire at various dates through June 2002. Most of these contracts are subject to termination for convenience by the governmental entity. Management of the Company is not aware of any circumstances that would cause any governmental entity to terminate any existing agreement.

5.   Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

     Included in the restricted cash of $192,000 and $157,000 at December 31, 1999 and 1998 is a major maintenance and repair reserve fund established by the Company as required by certain contracts.

6.   Building, Equipment and Leasehold Improvements

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

7.   Capitalized Interest

     The Company capitalizes interest on facilities during construction. During 1998 the Company capitalized interest of $72,000 related to construction at the Gallup, New Mexico, Frio, Texas and Canadian, Texas facilities. During 1997 interest of $371,500 was capitalized relating to the construction of the Florence, Arizona facility.


                                     F-9
                                     43

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

8.   Deferred Development and Start-Up Costs

     For the year ended December 31, 1997 deferred development costs consisted of costs that could be directly associated with a specific anticipated contract and, if the recoverability from that contract was probable, they were deferred until the anticipated contract was awarded. At the commencement of operations of the facility, the deferred development costs were amortized over the life of the contract (including option periods) as development expense but not to exceed five years. Costs of unsuccessful or abandoned contracts were charged to expense when their recovery was not considered probable. Facility start-up costs, which included costs of initial employee training, travel and other direct expenses were incurred (after a contract is awarded) in connection with the opening of new facilities. These costs were capitalized and amortized on a straight-line basis over the term (including option periods) of the contracts not to exceed five years.

     In the fourth quarter of 1998 the Company elected to early adopt the AICPA's Statement of Position 98-5 (SOP 98-5), ACCOUNTING FOR START-UP COSTS. The new accounting change required the Company to expense start-up and deferred development costs as incurred, rather than capitalizing and subsequently amortizing such costs. SOP 98-5 required the Company to record a cumulative effect of change in accounting of $4,863,000 (net of tax benefit of $3,180,000) retroactively to January 1, 1998 and a current year effect of expensing startup and deferred development costs as incurred throughout the remainder of the year totaling $11,630,000. These costs are included in startup costs and general and administrative expenses amounting to $7,677,000 and $3,953,000, respectively in 1998. The pro forma effect of the change in accounting principle for startup and deferred development costs would have been to decrease net income by $1,333,000 ($0.12 per share) for the year ended December 31, 1997.

9.   Goodwill

     Goodwill representing the excess of the cost over the net assets of acquired businesses is stated at cost and is amortized over 10 years using the straight-line method. Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $362,000, $375,000 and $894,000,
     respectively. Accumulated amortization at December 31, 1999 and 1998 was $2,393,000 and $2,031,000, respectively. (See Note O for discussion of the loss reserve related to the disposition of the behavioral health business recognized during the year ended December 31, 1997.)

10.  Accounting for the Impairment of Long-Lived Assets and Goodwill

     The Company reviews long-lived assets and certain identifiable intangibles including goodwill to be held and used or disposed of by for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets and goodwill in measuring whether the assets to be held and used will be realizable.


                                     F-10
                                     44

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

11.  Income Taxes

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

12.  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted, when the effect is not anti-dilutive, for the effect of all potential common stock and the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

13.  Stock Based Compensation

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

14.  Comprehensive Income

     The Company's comprehensive income (loss) is substantially equivalent to net income (loss) for the years ended December 31, 1999, 1998 and 1997.

15.  Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 balances to conform to the 1999 presentation.

16.  Deferred Revenue

     Deferred revenue consist of advance payments for services which will be recognized as revenue as the related services are performed.


                                     F-11
                                     45

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B - CONTRACTUAL AGREEMENTS WITH GOVERNMENT AGENCIES

The Company currently operates thirty-four secure and non-secure corrections or detention programs as well as educational, developmental and rehabilitative programs in the states of Arizona, Colorado, Delaware, Florida, Georgia, Iowa, Illinois, Maryland, Minnesota, Mississippi, Missouri, New York, Oklahoma, South Dakota, Tennessee, Texas, Virginia, Washington and Puerto Rico for federal, state and local government agencies. The Company's secure facilities include a detention and processing center for illegal aliens, intermediate sanction facilities for parole violators and a shock incarceration facility, which is a military style "boot camp" for youthful offenders. Non-secure facilities include residential programs such as community correction facilities for federal and state offenders serving the last six months of their sentences and non-residential programs such as home confinement supervision. The educational, developmental and rehabilitative programs include an academy style residential treatment program for high impact juvenile offenders and non-residential highly structured supportive aftercare programs for juveniles.

The Company is compensated on the basis of the number of residents held in each of its facilities. The Company's contracts may provide for fixed per diem rates or monthly fixed rates. Some contracts also provide for minimum guarantees. One of the Company's programs operates under a contract whereby revenues which are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement.

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

3.   Subordinated Promissory Notes and Long-Term Debt

     The fair value of the Company's subordinated promissory notes and long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 1999 and 1998 the estimated fair values of the subordinated promissory notes and long-term debt approximated their carrying values.


                                     F-12
                                     46

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                                       December 31,
                                                     1999       1998
                                                    -------    -------
 Receivable from sale of equipment and leasehold
      improvements                                  $     -    $   944
 Prepaid insurance                                      269        189
 Prepaid real estate taxes                              217        185
 Prepaid and refundable income taxes                    225        116
 Prepaid rent - current portion                         473        399
 Prepaid expenses                                     1,233      2,707
 Other                                                  570        856
                                                    -------    -------
                                                    $ 2,987    $ 5,396
                                                    -------    -------
                                                    -------    -------

NOTE E - BUILDING, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, at cost, consist of the following (in thousands):

                                                       December 31,
                                                     1999       1998
                                                    -------    -------
 Buildings and land                                 $37,008    $36,151
 Equipment                                           13,531     15,092
 Leasehold improvements                              11,536     14,243
                                                    -------    -------
                                                     62,075     65,486
 Less accumulated depreciation                      (14,103)   (12,367)
                                                    -------    -------
                                                    $47,972    $53,119
                                                    -------    -------
                                                    -------    -------

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was approximately $4,912,000, $5,131,000 and $5,277,000 respectively.


NOTE F - OTHER ASSETS

Other assets consist of the following (in thousands):

                                                       December 31,
                                                     1999       1998
                                                    -------    -------
Deferred refinancing costs, net                     $1,229     $2,093
 Deposits                                              482        504
 Prepaid rent - net of current portion               3,561      3,960
 Other                                                 222      1,500
                                                    ------     ------
                                                    $5,494     $8,057
                                                    ------     ------
                                                    ------     ------

                                     F-13
                                     47

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                 December 31,
                                               1999       1998
                                              -------    -------
 Aaccrued expenses                           $ 6,727    $ 5,172
 Accrued interest                                533        942
 Accrued medical claims                        1,886      1,300
 Accrued worker's compensation claims            978        867
 Payroll and related taxes                     3,965      4,335
 Construction costs (including retainage)        728      2,371
 Accrual for disallowed costs                      -      2,002
 Accrued contract buy-out costs                    -      1,150
 Unearned revenue                              1,509          -
 Facility loss reserves                          808        595
 Other                                         1,702      4,865
                                             $18,836    $23,599


NOTE H - DEBT

SENIOR DEBT:

Senior debt consists of the following (in thousands):
                                                              December 31,
                                                            1999       1998
                                                           -------    -------
Revolving line of credit expiring August 2002.
Interest payable monthly at LIBOR plus 2.5%.
Interest rate at December 31, 1999 as 9%.                  $ 9,000    $     -

Delayed drawdown term note, principal payments due
quarterly beginning three months after the earlier of
August 31, 2000 or the date in which the credit
facility equals the $20 million commitment balance.
Interest payable monthly at prime plus 1%, 3%, and 4%
through December 31, 2000, March 31, 2001, and
thereafter, respectively.  Interest rate at
December 31, 1999 was 9.5%.                                 14,438          -

Mortgage payable due in semi-annual installments of
$17,083 which includes principal plus interest at 10%
per annum, due in full October 2006 collateralized
by land with a book value of $434,000.                         319        322

Revolving line of credit expiring April 2003
($1.5 million expired June 1999).  Interest payable
quarterly at LIBOR plus 2.5%.  Replaced in August 1999.          -     11,500

Other                                                            -         65
                                                           -------    -------
                                                            23,757     11,887
Less current portion                                         1,206         23
                                                           -------    -------
                                                           $22,551    $11,864
                                                           -------    -------
                                                           -------    -------


                                     F-14
                                     48

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - DEBT - (Continued)

SENIOR DEBT:

NationsBank N.A.

In April 1998 the Company entered into a five-year credit facility with a syndicate of banks led by NationsBank N.A. The syndicated facility provided for up to $30 million in borrowings for working capital, construction and acquisition of correctional facilities, and general corporate purposes all collateralized by the Company's accounts receivable. The line was comprised of two components, a $10 million revolving credit and $20 million operating lease facility for the construction, ownership and acquisition of correctional facilities. Borrowings under the line were subject to compliance with financial covenants and borrowing base criteria. The Company incurred rent expense under the $20 million operating lease facility at an adjusted LIBOR base lease rate as defined in the agreement. The credit facility was secured by all of the assets of the Company.

In August of 1998 the Company initiated an amendment to the credit agreement with a syndicate of banks led by NationsBank N.A. under the amendment, which was finalized on October 16, 1998, the Company received an additional $17,500,000 temporary increase in its credit facility. The amendment represented interim financing until the earlier of the date that the Company received proceeds from junior capital or June 15, 1999. as of December 31, 1998 the total amount outstanding on the revolver was $11,500,000 and the total amount outstanding on the operating lease facility was $16,652,000. This credit facility was repaid in August of 1999 with proceeds from a new credit facility with Summit Bank as described below.

Summit Bank N.A.

On August 31, 1999, the Company finalized a new $95 million financing arrangement with Summit Bank, N.A. Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria. The Company is currently in compliance with all debt covenants. This financing arrangement is secured by all of the assets of the Company and consists of the following components:

- $30 million revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At December 31, 1999 the Company has an available borrowing base of $17,000,000 and had $9,000,000 outstanding under the revolving line of credit.

- $20 million delayed drawdown credit facility which provides the Company with additional financing to be used to fund the redemption of the outstanding 7% Convertible Subordinated Debentures due March 31, 2000 that were issued by Youth Services International, Inc., a subsidiary of the Company (the "Debentures"). At December 31, 1999 the Company has $5,562,000 available under the delayed drawdown facility.

- $45 million in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating
   lease  arrangement.   The  Company currently has approximately  $24,496,000
   million available for additional property acquisition and construction under this operating lease financing facility.

Simultaneously with the closing of the new credit facilities, the Company used approximately $13,080,000 of the available credit under the revolving line of credit facility to discharge all of its outstanding line of credit banking indebtedness to NationsBank, N.A., fees related to the financing, and repayment of other indebtedness. Additionally, the Company used approximately $18,984,000 of its available credit under the lease credit facility to discharge its obligations under a similar financing vehicle previously provided by NationsBank to the Company.


                                     F-15
                                     49

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - DEBT - (Continued)

SUBORDINATED DEBENTURES:

Subordinated debentures consists of the following (in thousands):

                                                               December 31,
                                                             1999       1998
                                                            -------    -------
7% Convertible Subordinated Debentures due March 31,
2000 which includes interest payable semi-annually in
arrears.                                                    $14,190    $32,200

10% Subordinated Debentures due July 1, 1998 and extended
through June 30, 1999.  Interest payable quarterly.               -      1,101
                                                            -------    -------
                                                             14,190     33,301
Less current portion                                          3,797      1,101
                                                            -------    -------

                                                            $10,393    $32,200
                                                            -------    -------
                                                            -------    -------


7% Convertible Subordinated Debentures

During the year ended June 30, 1996, YSI issued 7% Convertible Subordinated Debentures due February 1, 2006, in the principal amount of $37,950,000. The debentures are convertible into common stock at the rate of one share of YSI common stock for each $12.47 of principal. At December 31, 1998 $32,200,000 were outstanding.

On March 31, 1999, in connection with the merger, the Company assumed the $32,200,000 Debentures. Due to certain provisions in the indenture, the change of control as a result of the merger enabled the holder to demand immediate redemption by the Company. Agreements were subsequently reached with certain holders representing $30,470,000 of the total debt to defer payment until March 31, 2000. The balance of $1,730,000 was repaid during the second quarter of 1999.

In anticipation of entering into the new credit facilities with Summit Bank, the Company agreed with certain holders of the Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the new credit facilities at a redemption price equal to 90% of the original principal amount thereof, plus accrued but unpaid interest. The Company used approximately $14,750,000 of its available credit under the delayed draw down facility to redeem $16,280,000 face value of these Debentures. An extraordinary gain of $985,000 (net of tax of $643,000) was recognized by the Company in connection with this early extinguishment (see Note I).

As a result of the above note redemptions, $14,190,000 in principal amount of these Debentures remains outstanding at December 31, 1999. Absent a new agreement, the Company will be required to redeem these remaining Debentures on March 31, 2000 at 100% of the original principal amount thereof, plus accrued but unpaid interest. The Company intends to redeem these notes on March 31, 2000 using its available financing facilities. That portion to be refinanced by the delayed drawdown instrument which is expected to be paid during 2000 is classified as current.


                                     F-16
                                     50

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H - DEBENTURES - (Continued)

SUBORDINATED DEBENTURES:

YSI incurred approximately $2,500,000 of direct costs in connection with the issuance of the 7% Convertible Subordinated Debentures. These costs were included within deferred debt issuance costs for 1998 and amortized over the life of the debentures. The remaining balance was expensed as part of the merger related charges in 1999.


10% Subordinated Debentures

Through a series of transactions that closed in July, August and September 1995, the Company issued 5,676.6 units at $1,000 per unit, in a private placement of its securities ("1995 Private Placement"). Each unit consists of
(i) a 10% subordinated promissory note due July 1, 1998 in the principal amount of $1,000, interest payable quarterly and (ii) a four year warrant to purchase 154 shares of Common Stock at $7.75 per share. The Company received proceeds of $5,676,600 in connection with the 1995 Private Placement and recorded the market value of the warrants, $365,000, as promissory note discount amortized over three years. The net proceeds from such issuance were used to purchase and renovate the Phoenix, Arizona facility. On July 1, 1998 the Company's subordinated promissory notes of $3,935,760 became payable. Management granted note holders the option to extend their notes through June 30, 1999. In July 1998, the Company repaid a total of $2,834,382 for those options not exercised. The remaining balance of $1,101,378 was paid in full in October 1999.

At December 31, 1999, aggregate maturities of senior debt and subordinated debentures were as follows (in thousands):

       YEAR ENDING DECEMBER 31,
       -----------------------
                2000                             $ 5,003
                2001                               6,666
                2002                              24,299
                2003                               1,671
                2004                                   3
                Thereafter                           305
                                                 -------
            TOTAL                                $37,947
                                                 -------
                                                 -------


NOTE I - EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

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


                                     F-17
                                     51

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - RENTAL AGREEMENTS

The Company has operating leases for certain of its facilities and certain machinery and equipment which expire at various dates. Substantially all the facility leases provide for payment by the Company of all property taxes and insurance.

Future minimum rental commitments under both cancelable and non-cancelable leases as of December 31, 1999 are as follows (in thousands):

                                                   Related
                                     Total        Companies
                                   -------        ---------
     Year Ending December 31,
     -----------------------
                2000               $ 6,388          $   884
                2001                 5,101              629
                2002                 3,068              480
                2003                 2,211              480
                2004                 1,461                -
                Thereafter           3,661                -
                                   -------          -------
                                   $21,890          $ 2,473
                                   -------          -------
                                   -------          -------

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

Rental expense for the years ended December 31, 1999, 1998 and 1997 aggregated $6,767,000, $6,192,000 and $5,649,000, respectively. Rent to related companies aggregated $1,295,000, $1,260,000, and $1,260,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


                                     F-18
                                     52

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE K - INCOME TAXES

The income tax expense (benefit) consists of the following (in thousands):

                                      Years Ended December 31,
                                       -----------------------
                                     1999       1998       1997
                                    -------    -------    -------
 Current:
   Federal                          $  (335)   $(1,159)   $ 1,157
   State and local                      286       (107)       (23)

 Deferred:
   Federal, state and local             945     (3,507)    (2,196)
                                    -------    -------    -------
                                    $   896    $(4,773)   $(1,062)
                                    -------    -------    -------
                                    -------    -------    -------

The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income:

                                               Years Ended December 31,
                                               -----------------------
                                                1999     1998     1997
                                               ------   ------   ------
 Statutory federal rate                        (34.0)%  (34.0)%  (34.0)%
 State taxes, net of federal tax benefit        (5.1)    (5.0)    (5.0)
 Non-deductible items                           37.3      2.1     28.4
 Valuation Allowance                            35.0     15.6        -
 Other                                           0.8     (1.0)     3.5
                                               -----    -----    -----
                                                34.0%   (22.3)%  ( 7.1)%
                                               -----    -----    -----
                                               -----    -----    -----

At December 31, 1999, The Company had net operating loss carryforwards of approximately $11,500,000 and $17,000,000 for federal and state income tax purposes, respectively, that expire through 2019. At December 31, 1999, the Company also had an Alternative Minimum Tax (AMT) credit of approximately 374,000, which does not expire.

The net operating loss carryforwards are subject to IRS Section 382 limitations and other limitations, which limit the utilization of the federal and state net operating loss carryforwards in any given year. The tax net operating loss carryforwards begin to expire in 2006. Realization of the portion of the deferred tax asset resulting from the Company's net operating loss carryforward in Puerto Rico is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of that deferred tax asset. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the remaining deferred tax assets will be realized.


                                     F-19
                                     53

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE K - INCOME TAXES - (Continued)

Deferred income taxes reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                 December 31,
                                                1999      1998
                                              -------   -------
 Facility closure costs                       $   648   $   320
 Vacation accrual                                 289       180
 Startup and development costs                  2,148     3,355
 Accrued expenses                               1,874     3,894
 Depreciation                                     249       639
 Net operating loss carryforwards               4,880     4,165
 Alternative minimum tax credit                   374       375
 Other                                          1,310    (1,133)
                                              -------   -------
                                               11,772    11,795
 Valuation allowance                           (1,485)     (563)
                                              -------   -------
                                              $10,287   $11,232
                                              -------   -------
                                              -------   -------


NOTE L - COMMON STOCK WARRANTS

Previously the Company issued to individuals and sold to certain underwriters' warrants associated with the 1994 public offering and the 1995 Private Placement. The following represents all warrant activity for the years presented:

                                     Public     Underwriter     Total
                                     -------    -----------    -------
Balance at January 1, 1998           650,545      115,556      766,101

Warrants exercised                        35       82,007       82,042
                                     -------      -------      -------
Balance at December 31, 1998         650,510       33,549      684,059
                                     -------      -------      -------
Warrants exercised                   350,589        5,906      356,495

Warrants expired                     299,921            -      299,921
                                     -------      -------      -------
Balance at December 31, 1999               -       27,643       27,643
                                     -------      -------      -------
                                     -------      -------      -------


                                     F-20
                                     54

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - COMMITMENTS AND CONTINGENCIES

1(a). Fort Worth and New York Closures

     During 1996, the Company committed to plans to close its Fort Worth, Brooklyn and Manhattan facilities and accordingly incurred certain costs in 1996 associated with the closure of these facilities. The facilities continued to be operated throughout 1999 and, with the exception of
     Brooklyn, will be closed in 2000. The plan to close the Brooklyn facility was terminated based on its increased operations and profitability. Additionally, during 1999, the Company closed three other facilities and planned to close two additional facilities in 2000. There are no incremental costs associated with the closures of these additional five facilities.

     Facility loss reserves, excluding those for the College Station facility discussed in Note O, are as follows (in thousands):

                                                          December 31,
                                                        1999        1998
                                                        ----        ----
          Facility loss reserves                        $224        $819
          Less current portion                           224         595
                                                        ----        ----
          Long-term portion of facility loss reserves   $  -        $224
                                                        ----        ----
                                                        ----        ----

     For each of the aforementioned programs, the operating losses incurred until the facilities are closed will be reflected in the financial statements applicable to those periods.

     Revenues and operating income (loss) for the aforementioned programs for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                 December 31,
                                                 -----------
                                          1999       1998       1997
                                        -------    -------    -------
          Revenues                      $15,163    $21,985    $15,847
          Operating income (loss)       $(1,144)   $(5,759)   $(1,140)

     Operating income (loss) for the year ended December 31, 1999, 1998 and 1997 is net of amortization of contract loss reserves costs totaling approximately $595,000, $919,000 and $829,000, respectively.

1(b). New Jersey Facility Closure

     Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and the INS moved all detainees located therein to other facilities. On December 15, 1995, the Company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6,223,000. The purchase price is payable in non-interest bearing monthly installments of $123,000 (through August 1999) effective January 1997, the month the Buyer commenced operations of the facility. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility. According to the terms of the asset purchase agreement, the monthly payments beginning September 1999 are contingent upon the renewal of the contract by the INS and the Buyer. The INS did re-award the contract to the Buyer in 1999. Therefore, the Company will continue to receive up to approximately 8 monthly non-interest bearing payments of $123,000, beginning September 1999, and will recognize income ratably over this period.


                                     F-21
                                     55

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE M - COMMITMENTS AND CONTINGENCIES - (Continued)

     The receivable from sale of the equipment and leasehold improvements reflected in the balance sheet at December 31, 1998, representing the present value of the consideration to be received through August 1999, is $994,082.

2.   Legal Matters

     In May 1993, a former employee of the Company filed suit in the United States District Court, Southern District of New York, claiming he was intentionally assaulted by employees of the Company and claiming $5,000,000 in damages on each of six causes of action.

     In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500,000,000 each for compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In June 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996. In June 1997, former detainees of the Company's Elizabeth, New Jersey facility filed suit in the United States District Court for the District of New Jersey. The suit claims violation of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of the Company. No monetary damages have been stated. Through stipulation, all these actions will now be heard in the United States District Court for the District of New Jersey. This will streamline the discovery process, minimize costs and avoid inconsistent rulings.

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

4.   Disputed Receivable

     In April 1999, immediately following the merger with YSI, a non-profit entity chose to exercise their right under the change in control clause of their contract with YSI and elected to discontinue all contracted services. Upon this determination, the non-profit entity claimed that it had been billed incorrectly for years prior to 1997. The Company is currently investigating this claim and based on currently available information has reserved approximately $700,000 at December 31, 1999.


                                     F-22
                                     56

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE M - COMMITMENTS AND CONTINGENCIES - (Continued)

5.   Officers' Compensation

     The Company has entered into an employment agreement with its President which expires February 17, 2001 and provides for minimum annual compensation of $270,000, cost of living increases, use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $200,000.

     The Company has entered into an employment agreement with its Chief Operating Officer (COO) which expired on January 20, 1999 and provided for minimum annual compensation of $115,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, related benefits, a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000, and a grant of options to purchase 100,000 shares of the Company's common stock. The company is currently finalizing a new employment agreement with the COO.

     The Company's current employment agreement with its Chief Financial Officer (CFO) was extended in July 1997 and has a term of three years with automatic annual renewal provisions. The CFO receives minimum annual compensation of $135,000, annual salary increases, automobile allowances and a bonus equal to 3% of pre-tax profits in excess of $1,000,000, such bonus not to exceed $75,000. The agreement provides for the negotiation of the CFO's annual compensation for the period after February 24, 1999 at an amount not less than $149,000. In January 1999, as part of the renegotiations of compensation for the period commencing February 26, 1999, the Company increased the CFO's base compensation to $200,000 with an annual bonus not to exceed $100,000. In addition the CFO was granted five-year options to purchase 25,000 shares of the Company's common stock at $11.125 per share. The options become exercisable at the annual rate of 8,333 shares, commencing on the date of grant.

6.   Concentrations of Credit Risk

     The Company's contracts in 1999, 1998 and 1997 with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were as follows:

                                                   Years Ended December 31,
                                                   -----------------------
                                                      1999   1998   1997
                                                      ----   ----   ----
 Florida Department of Juvenile Justice                13%    15%    13%
 Texas Department of Criminal Justice                  10%    -       -
 Various Agencies in the State of Texas                11%    10%     -
 State of Maryland Department of Juvenile Justice      10%    13%    15%



7.   Fiduciary Funds

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


                                     F-23
                                     57

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE M - COMMITMENTS AND CONTINGENCIES - (Continued)

8.   Construction Commitments

     The Company has various construction contracts related to ongoing projects totaling approximately $3,704,000 as of December 31, 1999.

9.   Letter of Credit

     In  connection  with  the  Company's   workmen's  compensation  insurance
     coverage requirements, the Company has obtained a $269,000 Letter of Credit from its bank in favor of the insurance carrier.


NOTE N - CONTRACT WITH THE STATE OF LOUISIANA

In December 1998 the Company entered into a contract with the State of Louisiana (`the State") to operate the Tallulah Correctional Center for Youth. This contract obligated the State to maintain the facility at a full population of 686. Conditioned upon the State maintaining the 686 population level for the remaining term of the contract, the Company entered into a verbal understanding with the State indicating it would only invoice the State for the actual monthly population for a period of six-months from the commencement of operations by the Company. At the end of the six-month period, the State was to increase the population to the full capacity or pay for its full utilization. In July 1999, the Company began billing the State at the 686 population level of the original contract. Revenues, however, were only recognized for a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company). In September 1999, the State unexpectedly indicated it could not commit to achieve the population levels required by the contract for its remaining term and subsequently, the Company discontinued operations of the facility on September 24, 1999. The Company is currently pursuing payment of all funds that would be owed under the original contract from the commencement of operation. The Company did not incur any material losses in conjunction with this closure.


                                     F-24
                                     58

                {CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O - DISPOSITION OF BEHAVIORAL HEALTH BUSINESS

During the period January 1, 1994 through January 1, 1997, the Company acquired the operating assets or stock of the following companies:

  - Western Youth Inc.
  - Parc Place, Limited Partnership
  - Promise House, Inc.
  - Developmental Behavioral Consultants, Inc.
  - Desert Hills Center for Youth and Families of New Mexico, Inc.
  - Desert Hills of Texas, Inc. ("College Station")
  - Tampa Bay Academy, Ltd.
  - Youth Quest Inc.
  - Introspect Healthcare, Corporation
  - Texas Children's Health Services Inc. ("Los Hermanos")

Following their respective acquisitions, the Company operated each of the companies listed above as distinct businesses. Due to their related nature, however, these businesses comprised the Company's behavioral health business. The total acquisition price for these companies, including assumed liabilities and acquisition costs, was approximately $41.1 million with approximately $19.8 million of the total purchase price being allocated to goodwill in connection with purchase accounting.

In March 1997, the Board of Directors of the Company approved, and management committed to, a plan to sell the programs that comprised the Company's behavioral health business. On October 31, 1997, the Company consummated the sale of the behavioral health business, other than the two behavioral health programs in Texas, for $20.4 million resulting in a loss on sale of $20.9 million. In September 1998, the Company closed the College Station program. In December of 1999 the Company closed the Los Hermanos program.

Unaudited revenues and contribution from operations for the behavioral health businesses including the Texas Programs for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                          Year Ended     Year Ended
                                          December 31,   December 31,
                                             1998             1997
                                           -------         --------
        Revenues                           $  1,566        $ 34,733
        Contribution from Operations           (787)             95


As of December 31, 1998 the Company recorded a liability of $2,327,000 to provide for the anticipated future losses related to the College Station facility. The major components of the charge are as follows:

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
                                                                   ----------
                                                                   $2,327,000
                                                                   ----------
                                                                   ----------

The charge was recorded as College Station closure costs in the accompanying consolidated statements of operations for the year ended December 31, 1998.


                                     F-25
                                     59

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE P - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

                                                    Years ended December 31,
                                                    1999      1998      1997
                                                  -------  --------  --------
Numerator:
   Net loss                                       $(3,528) $(16,596) $(14,051)
                                                  -------  --------  --------
                                                  -------  --------  --------
Denominator:
   Basic earnings per share:
   Weighted average shares outstanding             11,219    10,860    10,676

   Effect of dilutive securities - stock options
      and warrants                                      -         -         -
                                                  -------  --------  --------

   Denominator for diluted earnings per share      11,219    10,860    10,676
                                                  -------  --------  --------
                                                  -------  --------  --------

   Net loss per common share - basic              $ (0.31) $  (1.53) $  (1.32)
                                                  -------  --------  --------
                                                  -------  --------  --------
   Net loss per common share - diluted              (0.31)    (1.53)    (1.32)
                                                  -------  --------  --------
                                                  -------  --------  --------

The effect of dilutive securities was not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive in all years presented.


NOTE Q - STOCK OPTIONS

In October 1993, the Company adopted a stock option plan (the "Stock Option Plan"). This plan as amended, provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-qualified options to consultants, directors, employees or officers of the Company. The total number of shares that may be sold pursuant to options granted under the stock option plan is 1,500,000. The Company, in June 1994, adopted a Non-employee Directors Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 150,000 shares of the Company's Common Stock. In May 1999, the Company adopted the 1999 Non-Employee Director Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 300,000 shares of the Company's Common Stock.

Options granted under all plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under the all plans will expire not more than ten years from the date of grant.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss per share would be adjusted to the pro forma amounts indicated below:


                                     F-26
                                     60

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE Q - STOCK OPTIONS - (Continued)

                                                  Years Ended December 31,
                                                  -----------------------
                                                    1999     1998     1997
                                                  -------  --------  --------
Net loss
  As reported                                     $(3,528) $(16,596) $(14,051)
  Pro forma (unaudited)                            (4,454)  (22,102)  (16,681)

Loss per common share - basic
  As reported                                     $ (0.31) $  (1.53) $  (1.32)
  Pro forma (unaudited)                             (0.40)    (2.04)    (1.56)

Loss per common share - diluted
   As reported                                    $ (0.31) $  (1.53) $  (1.32)
   Pro forma (unaudited)                            (0.40)    (2.04)    (1.56)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997.

                                                  Years Ended December 31,

                                           1999        1998        1997
 Volatility                                62%         77%         72%
 Risk free rate                            5.00%       5.75%       6.00%
 Expected life                             3 years     3 years     3 years


The weighted average fair value of options granted during 1999, 1998 and 1997 for which the exercise price equals the market price on the grant date was $3.51, $18.19 and $11.85, respectively.

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


                                     F-27
                                     61

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE Q - STOCK OPTIONS - (Continued)

Stock option activity during 1999, 1998 and 1997 is summarized below:

                                                   Weighted-Average
                                   Options          Exercise Price
                                  ----------        ----------------

 Balance, January 1, 1997           939,273            $19.66
    Granted                         254,676             21.15
    Exercised                      (230,190)            17.17
    Canceled                        (67,052)            44.40
                                  ---------            ------
 Balance, December 31, 1997         896,707             15.49
    Granted                         351,544             26.12
    Exercised                       (44,061)            20.67
    Canceled                       (113,012)            31.96
                                  ---------            ------
 Balance, December 31, 1998       1,091,178             16.58
    Granted                         319,001              7.72
    Exercised                      (108,501)             4.67
    Canceled                       (369,553)            28.24
                                  ---------            ------
 Balance, December 31, 1999         932,125            $10.34
                                  ---------            ------
                                  ---------            ------


                                     F-28
                                     62

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE Q - STOCK OPTIONS - (Continued)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 1999:

                                         Weighted-Average
                                            Remaining
    Range of             Number          Contractual Life     Weighted-Average
 Exercise Prices      Outstanding             (Years)          Exercise Price
 ---------------      -----------        ----------------     ----------------
 $ 2.06 -  4.12          3,000                 5.0                $ 3.75
   4.12 -  6.18          4,000                 4.9                  4.45
   6.18 -  8.25        270,000                 4.5                  7.49
   8.25 - 10.31        245,000                 1.4                  8.96
  10.31 - 12.37        153,875                 2.6                 11.41
  12.37 - 14.44        190,250                 3.2                 12.97
  14.44 - 16.50         21,000                 1.5                 15.25
  16.50 - 18.56         20,000                 1.4                 17.81
  18.56 - 20.63         25,000                 0.5                 19.50
                       -------                 ---                ------
                       932,125                 2.9                $10.34
                       -------                 ---                ------
                       -------                 ---                ------

    Range of             Number           Weighted-Average
 Exercise Prices        Exercise         Exercisable Price
 ---------------        --------         -----------------
 $ 8.25 - 10.31          227,667              $ 8.91
  10.31 - 12.37           81,459               11.42
  12.37 - 14.44           63,751               12.97
  14.44 - 16.50           21,000               15.25
  16.50 - 18.56           20,000               17.81
  18.56 - 20.63           25,000               19.50
                         -------              ------
                         438,877              $11.28
                         -------              ------
                         -------              ------


NOTE R - EMPLOYEE BENEFIT PLANS

On July 1, 1996, the Company  adopted  a  contributory  retirement  plan under
Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $10,000 in 1999 and 1998 and $9,500 in 1997. The Company's contribution under the plan amounts to 20% of the employees' contribution. In 1999 and 1998, the Company contributed $322,000 and $127,000, respectively, to the plan.


NOTE S - SELF INSURANCE

The Company is self-insured for workers' compensation. The Company has obtained an aggregate excess policy, which limits the Company's exposure to a maximum of $1,150,000 and $750,000 as of December 31, 1999 and 1998,
respectively. The estimated insurance liability totaling $909,000 and $744,000 on December 31, 1999 and 1998, respectively is based upon review by the Company of claims filed and claims incurred but not reported.

The Company maintains a group health plan subject to a self-insured retention and subject to a loss limit of $100,000 per individual. At December 31, 1999 the plan had 3,374 participants and medical insurance liability of $1,885,000. This liability represents the maximum claim exposure under the plan less actual payments made during 1999. In addition, the Company is subject to a maximum terminal liability of $353,000. Since termination is not anticipated, no terminal accruals were made at December 31, 1999.


                                     F-29
                                     63
<PAGE