Form 10-K/A
period 1999-12-31
CORRECTIONAL SERVICES CORP
filed 2000-05-01
CIK 914670

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

Securities registered pursuant to Section 12(g) of the Act:
TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share                 Nasdaq National Market


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

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 29, 2000:

     Common Stock, $.01 par value                     11,373,064 Shares

INFORMATION NOTE:

    This Form 10-K/A is being filed to correct 1999 stock price information in Item 5 and to include Items required in Part III of a Form 10-K.

                                  Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters.

    The common stock of CSC is traded on the Nasdaq National Market. The following table sets forth, for the calendar quarters indicated, the high and low sale prices per share on the Nasdaq National Market, based on published financial sources.

                                 CSC COMMON
                                   STOCK
                                 SALE PRICE
                               HIGH        LOW
1998
       First Quarter          15 3/4      10 3/16
       Second Quarter         16 7/8      12 1/2
       Third Quarter          15 1/2       8 7/8
       Fourth Quarter         14 1/4       6 3/4

1999
       First Quarter          12 1 1/8     7 5/8
       Second Quarter          9 11/16     7 3/8
       Third Quarter           9 1/4       4 13/16
       Fourth Quarter          6 6/16     3 17/32



On the record date there were 199 holders of record and approximately 4,275 beneficial shareholders registered in nominee and street name.

                             Part III

Item 10.  Directors and Executive Officers of the Registrant.

Information Regarding Directors and Officers

     The following table sets forth the Directors and Executive Officers of the Company, together with their respective ages and positions.

NAME                            AGE   OFFICE
James F. Slattery (3)           50    President, Chief Executive Officer
                                       and Chairman of the Board
Michael C. Garretson            52     Executive Vice President, Chief Operating Officer
Ira M. Cotler                   36     Executive Vice President, Chief Financial Officer
Aaron Speisman                  52     Executive Vice President and Director
Richard P. Staley               68     Senior Vice President and Director
Stuart M. Gerson (1)(2)(3)      56     Director
Shimmie Horn                    27     Director
Bobbie L. Huskey(2)             51     Director
Melvin T. Stith (1)(2)          53     Director


(1) Member of the Audit Committee and Compensation Committee
(2) Member of the Stock Options Committee
(3) Member of the Rights Committee

     James F. Slattery co-founded CSC in October 1987 and has been its President, Chief Executive Officer and a director since CSC's inception, and Chairman since August 1994. Prior to co-founding CSC, Mr. Slattery had been a managing partner of Merco Properties, Inc., a hotel operation company, Vice President of Coastal Investment Group, a real estate development company, and had held several management positions with the Sheraton Hotel Corporation.

     Michael C. Garretson joined the Company in August 1994 as its Vice President of Business Development. In October 1995, he became the Director of Planning and Economic Development for the City of Jacksonville, Florida and served in such position until rejoining the Company in January 1996, during which period he also acted as a consultant to the company. Mr. Garretson was elected Executive Vice President and Chief Operating Officer in March 1996. From September 1993 to August 1994, Mr. Garretson was Senior Vice President of Wackenhut Corrections Corp. and from August 1990 to August 1993 was Director of Area Development for Euro Disney S.C.A., the operator of a European theme park.

     Ira M. Cotler was elected Chief Financial Officer in January 1998, having served as the Company's Executive Vice President-Finance since joining CSC in March 1996. Prior to joining the Company, from June 1989 to February 1996, Mr. Cotler was employed by Janney Montgomery Scott Inc., an investment banking firm, serving in several capacities, most recently as Vice President of Corporate Finance.

     Aaron Speisman co-founded CSC in October 1987 and has been its Executive Vice President, Secretary and a director since CSC's inception. From October 1987 to March 1994, Mr. Speisman also served as Chief Financial Officer of the Company. Since June 1, 1996, Mr. Speisman has been employed by the Company on a part-time basis.

     Richard P. Staley has served as a Director since May 1994. From 1988 to 1998, Mr. Staley was the company's Senior Vice President of Operations and in 1999 was named Senior Vice President of Strategic Planning. From 1984 to 1987, Mr. Staley was the Evaluation and Compliance Director for Corrections Corporation of America and, from 1953 to 1983, held various positions with the United States Department of Justice, Immigration and Naturalization Service. Mr. Staley is a certified American Correctional Association standards auditor for jail and detention facilities.

     Stuart M. Gerson was elected a director of CSC in June 1994. Since March 1993, Mr. Gerson has been a member of the law firm of Epstein Becker & Green, P.C. From January 1993 to March 1993, he was acting Attorney General of the United States. From January 1989 to January 1993, Mr. Gerson was the Assistant U.S. Attorney General for the Civil Division of the Department of Justice.

      Shimmie Horn was elected a director of CSC in June 1996. Mr. Horn is President of Iroquois Properties, Inc. a real estate holding company. Mr. Horn, received a B.A. degree in Economics from Yeshiva College in 1993, and graduated from the Benjamin Cardozo School of Law in 1996. He is the son of the late Morris Horn, the former Chairman of the Board and a founder of CSC, and Esther Horn, a principal stockholder of CSC.

     Bobbie L. Huskey was a director of Youth Services International, Inc., which was acquired by CSC in March 1999, at which time Ms. Huskey became a director of the Company. Ms. Huskey has been president of Huskey & Associates since 1984 and has 27 years in corrections, specializing in juvenile justice planning, facilities and program development. She has led more than 60 needs assessments and planning studies in 20 states. Ms. Huskey has hands-on experience in juvenile justice facilities, having worked with delinquent girls in a treatment facility in Kentucky and has served in executive leadership positions in corrections in Virginia, Indiana and Chicago. She has held every elective office in the American Correctional Association, including president, and was a member of the association's executive committee for 12 years. Ms. Huskey has authored numerous articles and appeared on national news programs discussing corrections and juvenile justice issues. She has won national awards including the E.R. Cass Award for outstanding achievement in the correctional field.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended December 31, 1999, the Company believes that the Reporting Persons complied with all filing requirements applicable to them, with the exception of Messrs. Staley and Slattery, directors of the Company. [After a review of documentation available to the Company, it is the Company's belief that] Mr. Staley failed to timely file one Form 4 comprising one transaction and Mr. Slattery failed to timely file two Form 4s comprising three transactions during 1999.

Item 11.  Executive Compensation.

     The following table sets forth a summary of the compensation paid or accrued by CSC during the three fiscal years ended December 31, 1999, 1998 and 1997 with respect to CSC's Chief Executive Officer and for CSC's executive officers whose total cash compensation for 1999 exceeded $100,000 (the "Named Executives"):

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

                                                                 Long Term
                               Annual Compensation               Compensation
                                                                 Number of
                                                    Other Annual Securities      All Other
                                    Salary  Bonus   Compensation Underlying      Compensation
Name and Principal Position    Year ($)     ($)     ($)(1)       Options         (2)

James F. Slattery              1999 270,000 200,000 11,815       40,000          9,625
 Chairman, Chief               1998 260,519 200,000 11,815       150,000         18,365
 Executive Officer             1997 208,373 200,000 17,988       0               27,270
 and President

Michael Garretson(3)           1999 194,307 0       12,000(3)    0               292
 Executive Vice President      1998 128,814 75,000  12,000(3)    0               292
                               1997 118,834 75,000  12,000(3)    0               288

Ira Cotler                     1999 191,077 82,827  6,000        25,000          67
 Executive Vice President      1998 141,431 75,000  6,000        0               67
 Chief Financial               1997 135,115 75,000  6,000        0               54


(1)  Consists of car lease payments.
(2)  Consists of life insurance premiums.
(3)  Also includes housing allowance.

Employment Agreements

     On September 29, 1999, CSC entered into an employment agreement with its Chief Executive Officer, James F. Slattery, replacing the existing employment agreement between the Company and Mr. Slattery dated February 17, 1998. The new agreement has a term of three years with automatic annual renewal provisions. Mr. Slattery's minimum annual compensation is $270,000 until September 29, 2000, thereafter the base compensation will be adjusted through annual costs of living increases of at least 3.5%. Mr. Slattery also receives use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of CSC's pre-tax profits in excess of $1,000,000, such bonus not to exceed $200,000.

     Also, on September 29, 1999, CSC entered into a Change in Control Agreement with Mr. Slattery which provides for payments of specified benefits to Mr. Slattery in the event his employment terminates under specified circumstances following a change in control of CSC. For the purposes of this agreement, a change in control is deemed to take place whenever:

     for any period of two consecutive years beginning on any date from and after September 29, 1999, if the Board of Directors at any time during or at the end of such period is not comprised so that a majority of the directors are either (i) individuals who constitute the Board of Directors at the beginning of such period or (ii) individuals who joined the Board during such period who were elected or nominated for election pursuant to a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved (but not including, for purposes of (i) or (ii), a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (B) of Subsection 1(b) of the Change in Control Agreement relating to stockholder approval of a merger, share exchange or consolidation of the Company);

      the stockholders of CSC approve a merger, share exchange or consolidation of CSC with or into any other corporation wherein immediately following such merger, the stockholders of CSC prior to the transaction own less than 51% of the outstanding voting stock of CSC (if it is the survivor of the transaction) or the surviving entity; or

     the stockholders of CSC approve a plan of complete liquidation of CSC or an agreement for the sale or disposition by CSC of all or substantially all CSC's assets.

     Benefits made available to Mr. Slattery under the terms of the change in control agreement in the event that his employment is terminated under the above specified circumstances may include:

     Payment of his full base salary through the date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which Mr. Slattery is entitled under his employment agreement or pursuant to any plan of CSC in which he is participating at the time of termination,

     A lump sum severance payment equal to the sum of (A) three times Mr. Slattery's annual base salary and incentive bonus in effect immediately prior to the occurrence of the change in control and (B) $1,000,000 as payment for Mr. Slattery's agreement to extend his agreement not to compete under his employment agreement to four years following the date of termination,

     Any deferred compensation allocated or credited to Mr. Slattery or his account as of the date of termination,

     Certain additional payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code,

      Maintenance of life, disability, accident and health insurance benefits substantially similar to those that Mr. Slattery was receiving immediately prior to the notice of termination, for the period beginning on the date of termination and ending on the earlier of (A) the end of the 36th month after the date of termination or (B) the date Mr. Slattery becomes eligible for such benefits under any plan offered by an employer with which he is employed on a full-time basis, and

     All benefits payable to Mr. Slattery under any applicable retirement, thrift, and incentive plans as well as any other plan or agreement sponsored by CSC or any of its subsidiaries relating to retirement benefits.

      On December 5, 1998 CSC entered into a new three year employment agreement with Mr. Garretson, which provides for minimum annual compensation of $200,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, and related benefits. The agreement also entitles Mr. Garretson to an annual bonus of $100,000 in the first year and $110,000, and $120,000 in the second and third years respectively, provided that the CSC's total bed count at each year-end exceeds certain amounts.

      On May 3, 1999, CSC amended the employment agreement with its Chief Financial Officer, Ira Cotler, dated July 9, 1997 to provide for a term of three years with automatic annual renewal provisions. Mr. Cotler's minimum annual compensation is $200,000 until February 26, 2000, $210,000 until February 26, 2001 and an amount to be renegotiated by the parties, but in no event less than $210,000 until February 26, 2002. Mr. Cotler also receives automobile allowances and a bonus equal to four tenths of 1% of CSC's earnings before interests, taxes, depreciation, amortization and start-up, such bonus not to exceed $100,000. Mr. Cotler is entitled to terminate his employment with CSC and to receive in a lump sum payment three times his annual base salary plus a bonus at the bonus cap ($100,000 per annum or the pro rata amount) if he is required to relocate to a location not within 50 miles of his present office, except for required travel on CSC's business to an extent substantially consistent with his present travel obligations.

     Also, on May 3, 1999, CSC entered into a Change in Control Agreement with Ira Cotler which provides for payments to Mr. Cotler of specified benefits in the  event  that his employment terminates under specified circumstances
following a change  in  control  of  CSC.   The  definition  of a change in
control is substantially similar to that set forth in Mr. Slattery's change in control agreement previously described.

     Benefits made available to Mr. Cotler under the terms of the change in control agreement in the event that his employment is terminated under the above specified circumstances may include:

     Payment of his full base salary through the date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which Mr. Cotler is entitled under his employment agreement or pursuant to any plan of CSC in which he is participating at the time of termination,

     A lump sum severance payment equal to the sum of (A) 2.99 times Mr. Cotler's annual base salary in effect immediately prior to the occurrence of the change in control and (B) $600,000 as payment for Mr. Cotler's agreement to extend his agreement not to compete under his employment agreement to three years following the date of termination,

     Any deferred compensation allocated or credited to Mr. cotler or his account as of the date of termination,

     Certain additional payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code,

      Maintenance of life, disability, accident and health insurance benefits substantially similar to those that Mr. Cotler was receiving immediately prior to the notice of termination, for the period beginning on the date of termination and ending on the earlier of (A) the end of the 36th month after the date of termination or (B) the date Mr. Cotler becomes eligible for such benefits under any plan offered by an employer with which he is employed on a full-time basis, and

      All benefits payable to Mr. Cotler under any applicable retirement, thrift, and incentive plans as well as any other plan or agreement sponsored by CSC or any of its subsidiaries relating to retirement benefits.

Stock Options

     The following table sets forth information relating to options granted to the only executive officers named in the Summary Compensation Table who was granted options during CSC's fiscal year ended December 31, 1999:

                           OPTION GRANTS IN 1999

Potential Realizable
Individual Grants                                                  Value At Assumed
                                                                   Annual Rates
                                                                   of Stock Price
                                                                   Appreciation For
                                                                   Option Term


                                                                     5% ($)    10% ($)

                                  Percent Of
                                  Total
                       Number Of  Options    Exercise
Name                   Securities Granted to Of
                       Underlying Employees  Base
                       Options    In Fiscal  Price     Expiration
                       Granted(1) Year       ($/sb)    Date
James F. Slattery      40,000     8.5%       $7.43     6/25/09       186,907   473,660
Ira Cotler             25,000     5.3%       $11.13    2/01/04       174,990   443,459

     (1) Exercisable at the annual rate of 50% of the underlying shares, commencing one year after the date of grant.

     The following table sets forth the value of unexercised stock options held by the Named Executives. No options were exercised by the Named Executives in 1999:

Option Values at December 31, 1999

Name                     Number of Shares             Vaue of In-The Money
                         Underlying Options at        Options at Year End
                         Year End                     Exercisable/Unexercisable
                         Exercisable/Unexcercisable
James F. Slattery        175,000/20,000               $0/$0
Mike Garretson           90,000/0                     $0/$0
Ira Cotler               121,666/3,334                 $0/$0


Item 12. Security Ownership of Certain Beneficial Ownership and Management.

     The following table sets forth the beneficial ownership of the Common Stock on April 30, 2000 by (i) each person known by the Company to own beneficially more than five percent of such shares, (ii) each director,
(iii) each person named in the Summary Compensation Table under "Executive Compensation" of this Annual Report on Form 10-K, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:



                 Amount and Nature of Beneficial Ownership
                                                       Acquirable
Name and Address of                       Number of    Within 60    Percent
Beneficial Owner                          Shares       Days**       Outstanding
Esther Horn(1)                            637,175                   5.6%
James F. Slattery(1)                      806,500      175,000      8.6
Aaron Speisman(1)                         427,485      25,000       4.0
Jennifer Anna Speisman 1992 Trust         83,438          -          *
Joshua Israel Speisman 1992 Trust         83,438          -          *
Ira M. Cotler                             18,518    (2) 121,666 *** 1.2
Richard P. Staley                          9,450         26,340      *
Michael C. Garretson                         -           90,000      *
Stuart Gerson                              1,000         45,850      *
Melvin T. Stith                              -           30,850      *
Shimmie Horn                               14,312        22,500      *
Bobbie L. Huskey                             -           15,800      *
Gilder, Gagnon, Howe & Co. (3)             2,043,351     -          18.0
Greenville Capital Management              480,466       -          4.2
Inc.(4)
All officers and directors as a            1,444,141     553,006    17.6
group (eight persons)

*     Less than 1%
**    Consists  of  shares  issuable  upon exercise of options unless otherwise noted.
*** Includes 5,000 shares issuable upon exercise of warrants.
(1) Address is c/o Correctional Services Corporation, 1819 Main Street, Suite 1000, Sarasota, Florida 34236.
(2) Includes 2,612 shares of CSC common stock owned by his wife, as to which he disclaims beneficial ownership.
(3) Address is 1775 Broadway, 26th Floor, New York, New York 10019. Based on a Schedule 13G filed with the SEC by Gilder, Gagnon, Howe & Co. ("Gilder, Gagnon") on March 14, 2000, Gilder, Gagnon has shared power to dispose or to direct the disposition of 2,043,351 shares and has shared power to vote or to direct the vote of 14,775 shares. The shares reported include 1,979,083 shares held in customer accounts over which partners and/or employees of Gilder, Gagnon have discretionary authority to dispose of or direct the disposition of the shares. 49,493 shares held in accounts owned by the partners of Gilder, Gagnon and their families, and 6,700 shares held in the account of the profit-sharing plan of Gilder, Gagnon.
(4) Address is P.O. Box 220, Rockland, Delaware 19732. Based on a Schedule 13G filed with the SEC by Greenville Capital Management Inc. on February 10, 1999, Greenville Capital Management Inc., an investment adviser, has sole dispositive power over these shares.

Item 13.  Certain Related Transaction.

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

     The Company leases the entire building located at 988 Myrtle Avenue, Brooklyn, New York from Myrtle Avenue Family Center, Inc. ("MAFC") pursuant to a lease which commenced January 1, 1994 and expired on December 31, 1998. The lease established a monthly rental of $40,000 and contained three five-year renewal options. The Company is currently in its first option period, which runs from January 1, 1999 through December 31, 2003. The monthly rental payment during the first option period is $40,000. The monthly rental for the second option period, which runs from January 1, 2004 through December 31, 2008, is $45,000, and the monthly rental for the third option period, which runs from January 1, 2009 through December 31, 2013, is $50,000. In addition, the Company pays taxes, insurance, repairs and maintenance on this building. MAFC is a corporation owned by Mrs. Horn (27.5%) and Messrs. Slattery (8%) and Speisman (27.5%). The terms of the lease were not negotiated at arm's length due to their relationship with MAFC and the Company. Messrs. Slattery and Speisman participated in such negotiations.

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

     Stuart M. Gerson, a director of CSC, is a member of Epstein Becker & Green, CSC's legal counsel, which has received fees for legal services rendered to CSC during the last fiscal year.

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

      In October 1989, a subsidiary of the Company, entered into an employment agreement with William Banks. Under this agreement, Mr. Banks was responsible for developing and implementing community relations projects on behalf of the Company and for acting as a liaison between the Company and local community and civic groups who may have concerns about Company's facilities being established in their communities, and with government officials throughout the State of New York. As compensation, Mr. Banks received 3% of the gross revenue from all Federal Bureau of Prisons, state and local correctional agency contracts within the State of New York with a guaranteed minimum monthly income of $4,500. In December 1993, Mr. Banks agreed to become a consultant to the Company upon the same terms and conditions in order to accurately reflect the level and nature of the services he provided. In 1998 and 1999, Mr. Banks earned approximately $300,000 and $272,000 respectively.

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

Dated: May 1, 2000