Form 10-Q
period 2000-03-31
CORRECTIONAL SERVICES CORP
filed 2000-05-11
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended                        Commission File Number
      March  31, 2000			                           			   0-23038
     ----------------                    		          ----------------


                     CORRECTIONAL SERVICES CORPORATION
            ---------------------------------------------------
          (Exact name of Registrant as specified in its charter)


                 DELAWARE                             11-3182580
                -----------                         --------------
       (State of Incorporation)       (I.R.S. Employer Identification Number)

          1819 MAIN STREET, SUITE 1000, SARASOTA, FLORIDA  34236
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

Number of shares of common stock outstanding on  May  11, 2000:  11,373,064

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

                     CORRECTIONAL SERVICES CORPORATION

                                   INDEX
                                                      	            PAGE NO.

                       PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

     Condensed Consolidated Balance Sheets March 31, 2000 (unaudited) and December 31, 1999

     Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2000 and 1999

     Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitiate and Qualitative Disclosures About Market Risk

                          PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

                     PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                     CORRECTIONAL SERVICES CORPORATION
                            AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      MARCH 31, 2000  	DECEMBER 31
                                                      2000 (unaudited)     1999
                                                      ---------------  -----------
                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $  2,068  	   $  7,070
  Restricted cash                                             92   	       192
  Accounts receivable, net                                38,108   	    35,768
  Deferred tax asset                                       3,227     	   3,227
  Prepaid expenses and other current assets                3,526     	   2,987
                                                         -------       -------
     Total current assets                                 47,021     	  49,244

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET       47,047        47,972
OTHER ASSETS
  Deferred tax asset                                       6,253     	   7,060
  Goodwill, net                                            1,334     	   1,428
  Other                                                    5,301     	   5,494
                                                        --------      --------
                                                        $106,956      $111,198
                                                        --------      --------
                                                        --------      --------

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $ 870  	   $  3,124
  Accrued liabilities                                     18,271     	  18,836
  Current portion of subordinated debt                       475    	    3,797
  Current portion of long-term senior debt		               6,669     	   1,206
                                                        --------      --------
     Total current liabilities                            26,285    	   26,963

COMMITMENTS AND CONTINGENCIES                                  -            -
LONG-TERM SENIOR DEBT                                     27,647    	   22,551
SUBORDINATED DEBENTURES                                        -    	   10,393
LONG-TERM PORTION OF FACILITY LOSS RESERVE                   496           553
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized none issued and outstanding                      -             -
  Common stock, $.01 par value, 30,000,000 shares
   authorized 11,373,064  shares issued and outstanding      114 	         114
  Additional paid-in capital                              82,797     	  82,807
  Accumulated deficit                                    (30,383)	  	  (32,183)
                                                        --------      --------
                                                          52,528  	     50,738
                                                        --------      --------
                                                        $106,956  	   $111,198
                                                        --------      --------
                                                        --------      --------

           The accompanying notes are an integral part of these statements.

                      CORRECTIONAL SERVICES CORPORATION
                              AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                          2000      1999
                                                        --------  --------

Revenues                                                $53,709   $58,934
                                                        --------  --------
Facility expenses:
     Operating                                           46,711    52,329
     Startup costs                                            6       729
                                                        --------  --------
                                                         46,717    53,058
                                                        --------  --------
Contribution from operations                              6,992     5,876
Other operating expenses:
     General and administrative                           3,172     3,708
     Merger costs and related restructuring charges         -      13,813
                                                        --------  --------
Operating income (loss)                                   3,820   (11,645)

Interest and other expense, net                            (844)     (756)
                                                        --------  --------
Income (loss)  before income taxes                        2,976   (12,401)
Income tax (expense) benefit                             (1,176)    2,976
                                                        --------  --------
Net income (loss)                                        $1,800   $(9,425)
                                                        --------  --------
                                                        --------  --------

Basic earnings (loss) per share:
          Net income (loss) per share                     $0.16    $(0.86)
                                                        --------  --------
                                                        --------  --------
Diluted earnings (loss) per share:
          Net income (loss) per share                     $0.16   $ (0.86)
Number of shares used to compute EPS:
       Basic                                             11,373    11,018
       Diluted                                           11,391    11,018

        The accompanying notes are an integral part of these statements.

                      CORRECTIONAL SERVICES  CORPORATION
                              AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (IN THOUSANDS)

                                             				     		THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------
                                        									           		2000         1999
                                                            --------     --------
Cash flows from operating activities:
  Net income (loss) 				                         		    	    		$  1,800    	$ (9,425)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization				                    	 	   1,292    	   1,526
      Merger related asset writedown                       		      357        5,245
      Deferred income tax expense (benefit)		               	      807       (2,877)
      Gain on disposal of fixed assets, net					                   (93)         -
      Changes in operating assets and liabilities:
          Restricted cash								                                  101	         (10)
          Accounts receivable		                    					        (2,340)	      1,925
          Prepaid expenses and other current assets		  	          (539)         951
          Accounts payable, accrued liabilities and
   facility loss reserve                      	        	        (2,876)       3,712
                                                               --------     --------
            Net cash provided by(used in)operating activities:		(1,491)       1,047
                                                               --------     --------
Cash flows from investing activities:
    Capital expenditures                                          (509) 	    (1,289)
    Proceeds from the sale of property, equipment and
     improvements                                                  	98	           -
    Other assets      								                                     (32)  	        -
                                                               --------     --------
                        Net cash used in investing activities:  	 (443)      (1,289)
                                                               --------     --------
Cash flows from financing activities:
    Proceeds (Payment) on short-term and long-term borrowings
         and capital lease obligations                 		        10,557      (2,568)
    Payment of subordinated debt                                (13,715)          -
    Proceeds from sale of equipment of leasehold improvements 		      -	        115
    Proceeds from exercise of stock options and warrants        	     -	      1,737
    Long-term portion of prepaid lease                        		    100         100
    Adjustment to paid-in capital                             	 	   (10)          -
    Dividend distribution                                      	    	 -         (54)
                                                                --------    --------
                        Net cash used in financing activities:   (3,068)       (670)
                                                                --------    --------
Net decrease in cash and cash equivalents                  		    (5,002)       (912)
Cash and cash equivalents at beginning of period        			       7,070       7,639
                                                                --------    --------
Cash and cash equivalents at end of period					                 $ 2,068     $ 6,727
                                                                --------    --------
                                                                --------    --------
Supplemental disclosures of cash flows information:
   Cash paid during the period for:
      Interest		                                     								   $ 1,434     $ 1,366
                                                                --------    --------
                                                                --------    --------

      Income taxes			                                  						   $   620     $     7
                                                                --------    --------
                                                                --------    --------

           The accompanying notes are an integral part of these statements.

                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 2000



NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries. Due to the pooling of interests business combination consummated on March 31, 1999, described in Note 2, the condensed consolidated financial statements also include the accounts of Youth Services International, Inc. and its subsidiaries ("YSI") for the 1999 period presented.

     In the opinion of management of Correctional Services Corporation and its subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report and Form 10-K for the year ended December 31, 1999.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - POOLING OF INTERESTS BUSINESS COMBINATION

     On March 31, 1999, the Company exchanged 3,114,614 shares of the Company's common stock for all of the common stock of YSI. YSI operates juvenile justice facilities and also provides aftercare services to adjudicated youth. The above transaction has been accounted for as a pooling of interests and, accordingly the condensed consolidated financial statements for the 1999 period presented have been restated to include the accounts of YSI.

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

     Merger costs and related restructuring charges are comprised of the following (in thousands):

Direct merger costs                                  		  $ 6,111
Restructuring charges:
     Employee severance and change in control payments     2,339
     Exit costs                                            4,410
     Other                                                   953
                                                         --------
Total                                                 	  $13,813
                                                         --------
                                                         --------

    	In addition, in  connection   with  the   merger, the Company  assumed
$32,200,000 of 7% convertible subordinated debentures originally issued by YSI during the year ended June 30, 1996. Under the terms of the indenture pursuant to which YSI issued the debentures, the acquisition of YSI by
the  Company constituted a  "change   of   control"  thereby  enabling  the
holders  of  the   debentures  to demand  redemption  by  the Company.  The
applicable portion of the unamortized costs related to the issuance of these debentures have been appropriately written of and are included in the direct merger costs.

NOTE 3-DEBT

     On August 31, 1999, the Company finalized a new $95 million financing arrangement with Summit Bank, N.A. Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria. The Company is currently in compliance with all debt covenants. This financing arrangement is secured by all of the assets of the Company and consists of the following components:

     - $30 million revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At March 31, 2000 the Company had $14 million outstanding under the revolving line of credit and had an available borrowing base of $15.1 million due to borrowing base limitations.

     - $20 million delayed drawdown credit facility which provides the Company with additional financing to be used to fund the redemption of the outstanding 7% convertible subordinated debentures due March 31, 2000 that were issued by Youth Services International, Inc., a subsidiary of the Company (the "debentures"). At March 31, 2000 the Company has fully utilized the credit available under the delayed drawdown facility.

     - $45 million in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating lease arrangement. The Company currently has approximately $23 million available for additional property acquisition and construction under this operating lease financing facility.

     Upon maturity on March 31, 2000, the Company redeemed $13.7 million of the 7% Convertible Subordinated Debentures at face value plus accrued but unpaid interest. The Company used the balance available on its Delayed Drawdown credit facility of $5.6 million and an additional $8.0 million from the revolving credit agreement to redeem these debentures. The balance ($475,000) of the 7% Convertible Subordinated Debentures plus accrued but unpaid interest was redeemed on April 5, 2000 upon receipt of original debentures from the debenture holders.

NOTE 4 - INCOME TAXES

     Deferred tax assets consisting of a current portion of $3,227,000 and a long-term portion of $6,253,000 reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized.

NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

Three Months Ended March 31, 1999

     The effect of dilutive securities is anti-dilutive therefore; the reconciliation has not been presented

Three Months Ended March 31, 2000

Numerator:
     Net Income                       				                          $ 1,800
                                                                    -------
                                                                    -------
Denominator:
     Basic earnings per share:
     Weighted average shares outstanding 				                       	11,373
     Effect of dilutive securities - stock options and warrants          18
                                                                    -------

Denominator for diluted earnings per share   		                    		11,391
                                                                    -------
                                                                    -------


     The effect of additional dilutive securities of 906,643 for the three months ended March 31, 2000 were not included in the calculation of diluted net income per common share as the effect would have been anti-dilutive.

NOTE 6 - STOCKHOLDER RIGHTS PLAN

     On January 5, 2000, the Company declared a dividend of one preferred share purchase right for each outstanding share of Common Stock, par value $.01 per share of the Company. The dividend is payable to the stockholders of record on January 11, 2000 and is payable with respect to Common Shares issued thereafter until the Distribution Date. The Distribution Date is defined as the first date of public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 10% or more of the outstanding Common Shares or ten business days (or such later date as the Board of Directors of the Company may determine) following the commencement or announcement of an intention to commence, a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------
     This document contains  forward  looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which are not historical facts and involve risks and
uncertainties.   These   include  statements  regarding  the  expectations,
beliefs, intentions or strategies regarding the future. The Company intends
that  all  forward-looking  statements   be   subject  to  the  safe-harbor
provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual
results  of   the Company to differ materially  from  any  future  results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: occupancy levels;
the renewal of contracts, the ability to secure new contracts; and public resistance to privatization. Additional risk factors include those dis-cussed in the Company's Annual Report and Form 10K for the year ended
December 31, 1999.   The  Company  does  not  undertake  any obligation to
update any forward-looking statements.

General

     The Company (defined as Correctional Services Corporation and all of its wholly owned subsidiaries) is one of the largest and most comprehensive providers of juvenile rehabilitative services with 36 facilities and over 4,400 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 18 facilities representing approximately 7,100 beds. On a combined basis, as of March 31, 2000, the Company provided services in 20 states and Puerto Rico, representing approximately 11,500 beds including aftercare services.

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

Recent Developments

     On December 15, 1999 the Company announced that it had engaged Wasserstein Perella & Co. to assist the Company in exploring a broad range of business alternatives and financial strategies to enhance shareholder value.

     On January 5, 2000 the Company declared a dividend of one preferred share purchase right for each outstanding share of Common Stock of the Company.

     On February 12, 2000 the Company received a two year renewal for its Management and Operation Agreement for the 64 bed Judge Roger Hashem Juvenile Center.

     On March 31, 2000 the Company redeemed $13.7 million of the 7% Convertible Subordinated Debentures at face value plus accrued, but unpaid interest. The balance ($475,000) of the 7% Convertible Subordinated Debentures plus accrued but unpaid interest was redeemed on April 5, 2000.

Results of Operation

     The following table sets forth certain operating data as a percentage of total revenues:


                                                                PERCENTAGE OF TOTAL REVENUES
                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                2000   	1999
                                                               -------  -------
REVENUES                                                       	100.0% 	100.0%
                                                               -------  -------
FACILITY EXPENSES:
     OPERATING                                                 	 87.0% 	 88.8%
     STARTUP COSTS                                             	  0.0%  	 1.2%
                                                               -------  -------
CONTRIBUTION FROM OPERATIONS                                   	 13.0%  	 10.0%
OTHER OPERATING EXPENSES:
     GENERAL AND ADMINISTRATIVE                                   5.9%  	  6.3%
     MERGER COSTS AND RELATED RESTRUCTURING CHARGES			            0.0% 	  23.4%
                                                               -------   -------
OPERATING INCOME (LOSS)                                  							  7.1%   -19.7%
INTEREST AND OTHER EXPENSE, NET					                           	 -1.6% 	 - 1.3%
                                                               -------   -------

INCOME (LOSS) BEFORE INCOME TAXES                                 5.5% 	 -21.0%
INCOME TAX (PROVISION) BENEFIT					                            	 -2.2% 	   5.0%
                                                               -------   -------
NET INCOME (LOSS) 								                                        3.3% 	 -16.0%
                                                               -------   -------
                                                               -------   -------

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenue decreased by $5.2 million or 8.9% for the year ended March 31, 2000 to $53.7 million compared to the same period in 1999 primarily due to:

     - A decrease of $10.6 million from the discontinuance of 10 facilities (2,000 beds) offset by an;

     - Increase of $2.1 million generated from a full quarter of revenues from the South Fulton, Georgia facility, 300-bed expansion of the Crowley, Colorado facility and the 45-bed expansion of the Bayamon, Puerto Rico treatment facility; and

     - A net increase of $3.3 million generated from per diem rate and occupancy level increases in existing facilities and other income of $600,000 representing additional program funding received related to the Company's New York Department of Corrections Program.

     Operating expenses decreased $5.6 million or 10.7% for the three months ended March 31, 2000 to $46.7 million compared to the same period in 1999 primarily due to the closing of the 10 facilities mentioned above.

     As a percentage of revenues, operating expenses decreased to 87.0% for the three months ended March 31, 2000 from 88.8% for the three months ended March 31, 1999 primarily due to a number of facilities that were in their early stages of operations during the first quarter of 1999 and were experiencing less than optimal utilization rates. In addition, operating costs as a percentage of revenue were reduced due to the implementation of enhanced financial controls and oversight of the facilities acquired in the merger.

     Startup costs were approximately $6,000 for the three months ended March 31, 2000 compared to $729,000 for the three months ended March 31, 1999. Startup for the three months ended March 31, 1999 related to the startup of the South Fulton, Georgia facility (288 beds), 300-bed expansion of the Crowley, Colorado facility and the 45 bed expansion of the Bayamon, Puerto Rico treatment facility.

     General and administrative expenses decreased from $3.7 million for the three months ended March 31, 1999 to $3.2 million for the three months ended March 31, 2000. The decrease of $0.5 million in general and administrative expenses was primarily attributable to:

     - The reduction of the administrative staff of the YSI subsidiary and corporate overhead expenses; and

     - The synergies realized from the merger including costs for insurance, office expenses and travel.

     As a percentage of revenues, general and administrative expenses decreased to 5.9% for the three months ended March 31, 2000 from 6.3% for the three months ended March 31, 1999. The decrease in general and administrative expenses as a percentage of revenue is a result of the items noted above.

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

     Interest expense, net of interest income, was $844,000 for the three months ended March 31, 2000 compared to $756,000 for the three months ended March 31, 1999, a net increase in interest expense of $88,000. This increase resulted from borrowings on the Company's credit facility to finance the growth of the Company.

     For the three months ended March 31, 2000 the Company recognized an income tax provision of $1.2 million. For the three months ended March 31, 1999 the Company recognized a benefit for income taxes of $3.0 million. The reduction in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

     As a result of the foregoing factors, for the three months ended March 31, 2000 the Company had a net income of $1.8 million or $0.16 per diluted share. For the three months ended March 31, 1999 the Company had a net loss of $9.4 million or ($0.86) per diluted share.

Liquidity and Capital Resources

     At March 31, 2000 the Company had $2.1 million of cash and working capital of $20.7 million compared to December 31, 1999 when the Company had $7.1 million in cash and working capital of $22.3 million. The decrease in cash was primarily a result of paying down the Company's revolving line of credit.

      Net cash used in operating activities was $1.5 million for the three months ended March 31, 2000 compared to net cash provided by operating activities of $1.0 million for the three months ended March 31, 1999. The decrease in cash provided by operations was attributed primarily to:

     - An increase in accounts receivable resulting from the timing of collections. During the first two weeks subsequent to the quarter ended March 31, 2000, the Company collected approximately $8.8 million in cash related to accounts receivable included in the March 31, 2000 balance; and

     - A decrease in accounts payable resulting from the timing of payments.

     Net cash of $0.4 million was used in investing activities during the three months ended March 31, 2000 as compared to $1.3 million being used in the three months ended March 31, 1999. In the three months ended March 31, 2000 such cash was used primarily for:

     - The purchase of property and equipment at existing facilities; and

     - Expenditures for leasehold improvements in existing facilities.

     In the comparable period for 1999, the principal investing activities of the Company were:

     - Capital expenditures related to the opening of new facilities; and

     - The purchase of land and land improvements for future development.

     Net cash of $3.1 million was used in financing activities for the three months ended March 31, 2000 as compared to $0.7 million used in financing activities for the three months ended March 31, 1999. In the three months ended March 31, 2000 such cash was used primarily to pay down $3 million on the Company's revolving credit agreement. During the 1999 period the Company's primary uses of funds were net repayments of $2.5 million on the Company's revolving credit agreement offset by proceeds of $1.7 million from the exercise of stock options and warrants.

     Upon maturity on March 31, 2000, the Company redeemed $13.7 million of the 7% Convertible Subordinated Debentures at face value plus accrued but unpaid interest. The Company used the balance available on its Delayed Drawdown credit facility of $5.6 million and an additional $8 million from the revolving credit agreement to redeem these debentures. The balance of the 7% Convertible Subordinated Debentures plus accrued but unpaid interest was redeemed on April 5, 2000 upon receipt of original debentures from the debenture holders.

     As a result of the above note redemption, the balance outstanding on the Company's revolving credit agreement at March 31, 2000 was $34 million of which $20 million was on the Delayed Drawdown line. The Company is required to pay the outstanding principal balance on the Delayed Drawdown line in twelve equal quarterly installments beginning on June 30, 2000. Consequently $6.7 million has been classified as current portion. At March 31, 2000 approximately $14.8 million is available under the revolving credit agreement.

     At March 31, 2000 the Company had $21.9 million outstanding on its available credit under the lease credit facility. As a result, the Company currently has approximately $23.1 million available for additional property acquisition and construction under this operating lease financing facility. At March 31, 2000 the Company had construction commitments of approximately $1.8 million.

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


                                                 EXPECTED MATURITY DATES
                                                 -----------------------

                                                                                THERE                FAIR
                          2000     	 2001      	 2002        2003       2004    AFTER    TOTAL       VALUE
                          ----       ----        ----        ----       ----    -----    -----       -----

Fixed rate debt           5,476,117   6,669,071  6,669,318   1,669,590  3,222  303,779   20,791,096  20,791,096
                          ---------  ----------  ---------   ---------  -----  -------   ----------  ----------
                          ---------  ----------  ---------   ---------  -----  -------   ----------
Weighted average
 Interest Rate at
  March 31, 2000   11.48%
                   ------
                   ------
  Variable rate                   -          -  14,000,000           -      -       -    14,000,000  14,000,000
                             ======      ------ ----------      ------  -----   ------   ----------  ----------
                                         ------ ----------      ------  -----   ------   ----------
LIBOR debt
Weighted average
 interest Rate at
March 31, 2000      8.49%
                   ------
                   ------

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

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to security holders for a vote during the first quarter of 2000.

ITEM 5.  Other Information
         None

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         27. Financial Data Schedule

    (b)  Reports on Form 8-K

         Form 8-K filed   on   January   11,  2000  relating  to  the  Board of
         Director's Adoption of a Stockholder Rights Plan.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CORRECTIONAL SERVICES CORPORATION
Registrant


By:		/s/Ira M. Cotler
     Ira M. Cotler, Executive Vice President
     Chief Financial Officer


Dated:   May 11, 2000