Form 10-Q
period 2000-06-30
CORRECTIONAL SERVICES CORP
filed 2000-08-11
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended                        Commission File Number
          June 30, 2000                                   0-23038
       ----------------                             ------------------

                     CORRECTIONAL SERVICES CORPORATION
            ---------------------------------------------------
          (Exact name of Registrant as specified in its charter)


                 DELAWARE                                 11-3182580
                -----------                              ------------
       (State of Incorporation)          (I.R.S. Employer Identification Number)

          1819 MAIN STREET, SUITE 1000, SARASOTA, FLORIDA  34236
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

Number of shares of common stock outstanding on August 4, 2000:  11,373,064

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes X      No
                                                  ---    ----

                      PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CORRECTIONAL SERVICES CORPORATION
                                 AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      JUNE 30, 2000    DECEMBER 31, 1999
                       ASSETS                         (UNAUDITED)
                                                      -------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                           $      310      $  7,070
  Restricted cash                                             92           192
  Accounts receivable, net                                35,494        35,768
  Deferred tax asset                                       3,227         3,227
  Prepaid expenses and other current assets                2,570         2,987
                                                      -------------   ------------------
     Total current assets                                 41,693        49,244

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET       46,655        47,972
OTHER ASSETS
  Deferred tax asset                                       6,702         7,060
  Goodwill, net                                            1,241         1,428
  Other                                                    5,330         5,494
                                                      -------------   ------------------
                                                        $101,621      $111,198
                                                      =============   ==================
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $  1,026      $  3,124
  Accrued liabilities                                     15,577        18,836
  Current portion of subordinated debt                        10         3,797
  Current portion of senior debt                           6,669         1,206
                                                        -----------   ------------------
     Total current liabilities                            23,282        26,963

COMMITMENTS AND CONTINGENCIES                               -             -
LONG-TERM SENIOR DEBT                                     23,980        22,551
SUBORDINATED DEBENTURES                                     -           10,393
LONG-TERM PORTION OF FACILITY LOSS RESERVE                   495           553
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding                  -             -
  Common stock, $.01 par value, 30,000,000 shares
   authorized, 11,373,064  shares issued and outstanding     114           114
  Additional paid-in capital                              82,797        82,807
  Accumulated deficit                                    (29,047)      (32,183)
                                                        -----------   ------------------
                                                          53,864        50,738
                                                        -----------   ------------------
                                                        $101,621      $111,198

           The accompanying notes are an integral part of these statements.

                          CORRECTIONAL SERVICES  CORPORATION
                                   AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        SIX MONTHS ENDED JUNE 30,
                                                        -------------------------
                                                          2000          1999
                                                       --------         ---------
Revenues                                               $106,066         $119,813
                                                       --------         ---------
Facility expenses:
     Operating                                           92,976          106,058
     Startup costs                                           16              757
                                                       --------         ---------
                                                         92,992          106,815
                                                       --------         ---------
Contribution from operations                             13,074           12,998
Other operating expenses:
     General and administrative                           6,234            6,745
     Merger costs and related restructuring charges        -              13,813
                                                       ---------        ---------
Operating income (loss)                                                   (7,560)
                                                       ---------
                                                           6,840
Interest and other expense, net                          (1,654)          (1,482)
                                                       ---------        ---------
Income (loss)  before income taxes                         5,186          (9,042)
Income tax (expense) benefit                             (2,049)           1,649
                                                       ---------        ---------
Net income (loss)                                         $3,137        $ (7,393)
                                                       =========        =========
Basic earnings (loss) per share                            $0.28        $ (0.67)
                                                       =========        =========
Diluted earnings (loss) per share                          $0.28        $ (0.67)
Number of shares used to compute EPS:
       Basic                                              11,373          11,098
       Diluted                                            11,378          11,098

          The accompanying notes are an integral part of these statements.

                         CORRECTIONAL SERVICES  CORPORATION
                                  AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------
                                                  2000            1999
                                                  -------------   -----------
Revenues                                          $52,357         $60,878
Facility expenses:
     Operating                                     46,265          53,730
     Startup costs                                     11              28
                                                  -------------   -----------
                                                   46,276          53,758
                                                  -------------   -----------
Contribution from operations                        6,081           7,120
Other operating expenses:
     General and administrative                     3,062           3,037
                                                  -------------   -----------
Operating income                                    3,019           4,083

Interest and other expense, net                      (810)           (725)
                                                  -------------   -----------
Income before income taxes                          2,209           3,358
Income tax expense                                   (872)         (1,326)
                                                  -------------   -----------
Net income                                         $1,337          $2,032
                                                  =============   ===========
Basic earnings per share                            $0.12           $0.18
                                                  =============   ===========
Diluted earnings per share                          $0.12           $0.18
                                                  =============   ===========
Number of shares used to compute EPS:
       Basic                                       11,373          11,176
       Diluted                                     11,382          11,218

           The accompanying notes are an integral part of these statements.

                          CORRECTIONAL SERVICES  CORPORATION
                                  AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------
                                                                          2000         1999
                                                                          --------     ----------
Cash flows from operating activities:
  Net income (loss)                                                       $  3,137     $  (7,393)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                          2,523         2,977
      Merger related asset writedown                                           357         4,895
      Deferred income tax expense (benefit)                                    358        (2,878)
      Gain on disposal of fixed assets, net                                    (81)         -
      Changes in operating assets and liabilities:
          Restricted cash                                                      100          (129)
          Accounts receivable                                                  274        (3,214)
          Prepaid expenses and other current assets                            417         1,468
          Accounts payable, accrued liabilities and facility loss reserve   (5,242)        2,619
                                                                            -------       -------
                 Net cash provided by  (used in) operating activities:       1,843        (1,655)
                                                                            -------       -------
Cash flows from investing activities:
    Capital expenditures                                                    (1,374)       (2,273)
    Proceeds from the sale of property, equipment and improvements              96          -
    Other assets                                                              (225)           44
                                                                            -------       -------
                        Net cash used in investing activities:              (1,503)       (2,229)
                                                                            -------       -------
Cash flows from financing activities:
    Proceeds (repayments) on senior debt, net                                6,890        (2,502)
    Payment of subordinated debt                                           (14,180)       (1,796)
    Proceeds from sale of equipment of leasehold improvements                  -             460
    Proceeds from exercise of stock options and warrants                       -           1,736
     Debt issuance costs                                                       -            (125)
    Long-term portion of prepaid lease                                         200           200
    Adjustment to paid-in capital                                              (10)         -
                                                                           --------       -------
                        Net cash used in financing activities:              (7,100)       (2,027)
                                                                           --------       -------
Net decrease in cash and cash equivalents                                   (6,760)       (5,911)
Cash and cash equivalents at beginning of period                             7,070         7,639
                                                                           --------      --------
Cash and cash equivalents at end of period                                  $  310       $ 1,728
                                                                           ========      ========
Supplemental disclosures of cash flows information:
   Cash paid during the period for:
      Interest                                                             $ 2,207       $ 1,536
                                                                           =======       =======
      Income taxes                                                         $ 1,167       $   146
                                                                           =======       =======

           The accompanying notes are an integral part of these statements.


                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2000



NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries. (the "Company"). Due to the pooling of interests business combination consummated on March 31, 1999, described in Note 2, the condensed consolidated financial statements also include the accounts of Youth Services International, Inc. and its subsidiaries ("YSI") for the 1999 period presented.

     In    the  opinion  of  the   Company's   management, the accompanying
unaudited condensed consolidated financial statements as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements here-in are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - POOLING OF INTERESTS BUSINESS COMBINATION

     On March 31, 1999, the Company issued 3,114,614 shares of the Company's common stock in eschange for all of the common stock of YSI. YSI operates juvenile justice facilities and also provides aftercare services to adjudicated youth. The above transaction has been accounted for as a pooling of interests and, accordingly the condensed consolidated financial statements for the 1999 period presented, have been restated to include the accounts of YSI.

     In connection with the merger, during the first quarter of 1999, the Company recorded a charge to operating expenses of approximately $13,813,000 ($10,279,000, after taxes) for direct costs related to the merger and certain other costs resulting from the restructuring of the newly combined operations.

     Direct merger costs consisted primarily of fees paid to investment bankers, attorneys, accountants and financial advisors as well as printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI and costs associated with the consolidation of administrative functions and the expected closure of certain facilities. Exit costs include charges resulting from the cancellation of lease agreements and other long-term commitments, the write-down of underutilized assets or assets to be disposed of and miscellaneous other costs.

Merger costs  and   related  restructuring   charges   are comprised of the
following (in thousands):

Direct merger costs                                       $ 6,111
Restructuring charges:
     Employee severance and change in control payments      2,339
     Exit costs                                             4,410
     Other                                                    953
                                                          -------
Total                                                     $13,813
                                                          =======

In addition, in connection with the merger, the Company assumed $32,200,000 of 7% convertible subordinated debentures (the "Debentures") originally issued by YSI during the year ended June 30, 1996. Under the terms of the indenture pursuant to which YSI issued the Debentures, the acquisition of YSI by the Company constituted a "change of control" thereby enabling the holders of the Debentures to demand redemption by the Company. The applicable portion of the unamortized costs related to the issuance of these Debentures have been appropriately written off and are included in the direct merger costs.

NOTE 3-DEBT

     On August 31, 1999, the Company finalized a new $95 million financing arrangement with Summit Bank, N.A. This financing arrangement is subject to compliance with various financial covenants and borrowing base criteria. The Company is currently in compliance with all debt covenants. This financing arrangement is secured by all of the assets of the Company and consists of the following components:

     - $30 million revolving line of credit to be used by the Company for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At June 30, 2000 the Company had $12 million outstanding under the revolving line of credit and had an available borrowing base of $14.4 million due to borrowing base limitations.

     - $20 million delayed drawdown credit facility which provides the Company with additional financing used to fund the redemption of the outstanding Debentures. Principal payments of $1,667,000 are due quarterly beginning the earlier of August 31, 2000 or the date on which the outstanding balance under the credit facilty is equal to $20 million. On June 30, 2000 the Company made its first principal payment and the remaining balance outstanding was $18.3 million. As of June 30, 2000, the Company has classified $6.7 million of the outstanding balance as a current obligation.

     - $45 million in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating lease arrangement. The Company currently has approximately $21 million available for additional property acquisition and construction under this operating lease financing facility.

     Upon maturity on March 31, 2000, the Company redeemed $13.7 million of the Debentures at face value plus accrued but unpaid interest. The Company used the balance available on its delayed drawdown credit facility of $5.6 million and an additional $8.0 million from the revolving line of credit to redeem the Debentures. On April 5, 2000 the Company redeemed $465,000 of the 7% Convertible Subordinated Debentures plus accrued but unpaid interest. As of June 30, 2000 $10,000 remains outstanding, pending receipt of the original Debentures from the debenture holders.

NOTE 4 - INCOME TAXES

     Deferred tax assets consisting of a current portion of $3,227,000 and a long-term portion of $6,702,000 reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized.

NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

Six Months Ended June 30, 2000

Numerator:
     Net Income                                                     $3,137
Denominator:                                                        ======
     Basic earnings per share:
     Weighted average shares outstanding                            11,373
     Effect of dilutive securities - stock options and warrants          5
                                                                    ------
Denominator for diluted earnings per share                          11,378
                                                                    ======

Six Months Ended June 30, 1999

     The effect of dilutive securities is anti-dilutive and, therefore, the reconciliation has not been presented.

Three Months Ended June 30, 2000

Numerator:
     Net Income                                                     $1,337
Denominator:                                                        ======
     Basic earnings per share:
     Weighted average shares outstanding                            11,373
     Effect of dilutive securities - stock options and warrants          9
                                                                    ------
Denominator for diluted earnings per share                          11,382
                                                                    ======

Three Months Ended June 30, 1999

Numerator:
     Net Income                                                     $2,032
Denominator:                                                        ======
     Basic earnings per share:
     Weighted average shares outstanding                            11,173
     Effect of dilutive securities - stock options and warrants         45
                                                                    ------
Denominator for diluted earnings per share                          11,218
                                                                    ======

NOTE 6 - DISPUTED RECEIVABLE

      In April 1999, immediately following the merger with YSI, a non-profit entity chose to exercise their right under the change in control clause of their contract with YSI and elected to discontinue all contracted services. Upon this determination, the non-profit entity claimed that it has been billed incorrectly for years prior to 1997. The Company is currently investigating this claim and based on currently available information has reserved approximately $700,000 at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: occupancy levels; the renewal of contracts; the ability to secure new contracts; and public resistance to privatization. These forward-looking statements may be affected by a number of factors, including the risk factors contained in the Company's Annual Report on Form 10K for the year ended December 31, 1999. The Company does not undertake any obligation to update any forward-looking statements.

GENERAL

     Correctional Services Corporation and its wholly owned subsidiaries (the "Company") is one of the largest and most comprehensive providers of juvenile rehabilitative services with 35 facilities and over 4,400 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 18 facilities representing approximately 7,100 beds. On a combined basis, as of June 30, 2000, the Company provided services in 20 states and Puerto Rico, representing approximately 11,500 beds including aftercare services.

     The Company's primary source of revenue is generated from the operation of its facilities pursuant to contracts with federal, state and local governmental agencies, and management agreements with third parties that contract directly with governmental agencies. Generally, the Company's contracts are based on a daily rate per resident, some of which have guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of residents. In addition, the Company receives revenue for educational and aftercare services. The Company recognizes revenue at the time the Company performs the services pursuant to its contracts.

     The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility which include salaries and benefits of administrative and direct supervision personnel and costs associated with the care of the residents, which include food,
clothing,  medical   services  and  personal   hygiene   supplies.    Other
operating expenses are comprised of fixed costs, which consist of rent and lease payments, utilities, insurance, depreciation and professional fees.

     The Company also incurs costs relating to the start-up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal expenses and other costs incurred after a contract has been awarded.

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

RECENT DEVELOPMENTS

     On May 15, 2000 the Company received a notice of re-award from the Federal Bureau of Prisons for the Community Corrections Center services in the Borough of Manhattan, New York for a two-year 60 bed contract effective September 1, 2000.

     On May 31, 2000 the Company closed its 64 bed La Salle County Juvenile Justice Center in Cotulla, Texas and relocated the majority of its residents to the Company's Colorado County Boot Camp in Eagle Lake, Texas.

     On May 31, 2000 the Company discontinued operations at the 102 bed Everglades Academy located in Florida City, Florida.

     On June 1, 2000 the Company commenced operations at the 100 bed Summit View Youth Correctional Center located in Las Vegas, Nevada.

RESULTS OF OPERATIONS

     The   following    table    sets  forth certain  operating  data as  a
percentage of total revenues:

                                                   PERCENTAGE OF TOTAL REVENUE
                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                   ---------------------------
                                                          2000          1999
REVENUES                                                  100.0%        100.0%
EXPENSES:
  OPERATING                                                87.7%         88.5%
  STARTUP COSTS                                             0.0%          0.7%
                                                          ------        ------
                                                           87.7%         89.2%
                                                          ------        ------
CONTRIBUTION FROM OPERATIONS                               12.3%         10.8%
                                                          ------        ------
OTHER OPERATING EXPENSES:
       GENERAL AND ADMINISTRATIVE                           5.9%          5.6%
       MERGER COSTS AND RELATED RESTRUCTURING CHARGES       0.0%         11.5%
                                                          ------        ------
                                                            5.9%         17.1%
                                                          ------        ------
OPERATING INCOME (LOSS)                                     6.4%         -6.3%
INTEREST INCOME (EXPENSE), NET                             -1.5%         -1.2%
                                                          ------        ------
INCOME (LOSS) BEFORE INCOME                                 4.9%         -7.5%
INCOME TAX (PROVISION) BENEFIT                             -1.9%          1.4%
                                                          ------        ------
NET INCOME (LOSS)                                           3.0%         -6.1%

The following table sets forth certain operating data as a percentage of total revenues:

                                                            PERCENTAGE OF TOTAL REVENUE
                                                                THREE MONTHS ENDED
                                                                      JUNE 30,
                                                            ---------------------------
                                                                2000        1999
REVENUES                                                        100.0%      100.0%
EXPENSES:
   OPERATING                                                     88.4%       88.3%
   STARTUP COSTS                                                  0.0%        0.0%
                                                            ----------      ------
                                                                 88.4%       88.3%
                                                            ----------      ------
CONTRIBUTION FROM OPERATIONS                                     11.6%       11.7%
OTHER OPERATING EXPENSES:
    GENERAL AND ADMINISTRATIVE                                    5.8%        5.0%
                                                            ----------      ------
OPERATING INCOME                                                  5.8%        6.7%
INTEREST INCOME (EXPENSE), NET                                   -1.6%       -1.2%
                                                            ----------      ------
INCOME BEFORE INCOME TAXES                                        4.2%        5.5%
INCOME TAX PROVISION                                             -1.6%       -2.2%
                                                            ----------      ------
NET INCOME                                                        2.6%        3.3%
                                                            ==========      ======

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenue decreased by $13.7 million or 11.5% for the six  months   ended
June 30, 2000 to $106.1 million compared to the same period in 1999 due primarily to:

     - A decrease of $20.3 million generated from the discontinuance of operations at 12 facilities (2,167 beds) offset by an:

     - Increase of $3 million generated from a full six months of revenues from the South Fulton, Georgia facility, 300-bed expansion of the Crowley, Colorado facility and the 45-bed expansion of the Bayamon, Puerto Rico treatment facility and;

     - A net increase of $3.6 million generated from per diem rate and occupancy level increases in existing facilities and other income which includes $600,000 representing additional program funding received related to the Company's New York Department of Corrections program. Also included is $677,000 representing monthly installment payments of $123,000 received by the Company related to the sale of assets in December 1995, at its Elizabeth, New Jersey facility.

     Operating expenses decreased $13.1 million or 12.3% for the six months ended June 30, 2000 to $93.0 million compared to the same period in 1999 due primarily to the closing of the twelve facilities mentioned above.

     As a percentage of revenues, operating expenses decreased to 87.7% for the six months ended June 30, 2000 from 88.5% for the six months ended June 30, 1999. The decrease was primarily due to the number of facilities that were in their early stages of operations during 1999 and were experiencing less than optimal utilization rates. In addition, operating costs as a percentage of revenue were reduced due to the implementation of enhanced financial controls and oversight of the facilities acquired in the merger with YSI.

    Startup costs were $16,000 for the six months ended June 30, 2000 compared to $757,000 for the six months ended June 30 1999. Startup costs for the six months ended June 30, 1999, related to the startup of the South Fulton, Georgia facility and 300-bed expansion of the Crowley, Colorado facility.

    General and administrative expenses decreased from $6.7 million for the period ended June 30, 1999 to $6.2 million for the six months ended June 30, 2000. The decrease was primarily attributable to:

      - The reduction of the administrative staff of YSI.

      - The reduction of YSI corporate overhead expenses.

      - The synergies realized from the merger resulting in the reduction of insurance, office and travel expenses.

     As a percentage of revenues, general and administrative expenses increased to 5.9% for the six months ended June 30, 2000 from 5.6% for the six months ended June 30, 1999. The decrease in general and administrative expenses as a percentage of revenue is a result of the decrease in revenues from the closure of the twelve facilities mentioned above.

     For the six months ended June 30, 2000 the Company incurred no merger or related structuring charges, compared to $13.8 million incurred during the six months ended June 30, 1999. The costs incurred during 1999 were associated with the YSI merger, which was completed on March 31, 1999.

     Interest expense, net of interest income, was $1.7 million for the six months ended June 30, 2000 compared to interest expense, net of interest income of $1.5 million for the six months ended June 30, 1999, a net increase in interest expense of $172,000. This increase resulted from borrowings on the Company's credit facility to redeem the Debentures which became due on March 31, 2000.

     For the six months ended June 30, 2000 the Company recognized an income tax expense of $2.0 million representing an effective tax rate of 39.5%. For the six months ended June 30, 1999 the Company recognized a benefit for income taxes of $1.6 million representing an effective tax rate of 18.2%. The increase in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

     As a result of the foregoing factors, for the six months ended June 30, 2000 the Company had net income of $3,137,000 or $0.28 per share. For the six months ended June 30, 1999 the Company had a net loss of ($7,393,000) or ($0.67) per share.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Revenue decreased by $8.5 million or 14.0% for the three months ended June 30, 2000 to $52.4 million compared to the same period in 1999 due primarily due to:

     - A decrease of $9.7 million from the discontinuance of operations at 12 facilities (2,167 beds) offset by an;

     - Increase of $977,000 from a full quarter of revenues from the 300 bed expansion of the Crowley, Colorado facility and the 45-bed expansion of the Bayamon, Puerto Rico treatment facility and;

     - An increase of $343,000 representing monthly installment payments of $123,000 received by the Company related to the sale of assets in December 1995, at its Elizabeth, New Jersey facility.

     Operating expenses decreased $7.5 million or 13.9% for the three months ended June 30, 2000 to $46.3 million compared to the same period in 1999 due primarily to the closing of the twelve facilities mentioned above.

     As a percentage of revenues, operating expenses remained consistent at 88.4% for the three months ended June 30, 2000 compared to 88.3% for the three months ended June 30, 1999.

     Startup costs were $11,000 for the three months ended June 30, 2000 compared to $28,000 for the three months ended June 30, 1999.

     General and administrative expenses remained consistent at $3.1 million for the period ended June 30, 2000 compared to $3.0 million for the three months ended June 30, 1999.

     As a percentage of revenues, general and administrative expenses increased to 5.9% for the three months ended June 30, 2000 from 5.0% for the three months ended June 30, 1999. The increase in general and administrative expenses as a percentage of revenue resulted from decreased revenues from the closure of the twelve facilities mentioned above.

     Interest expense, net of interest income, was $810,000 for the three months ended June 30, 2000 compared to interest expense, net of interest income of $725,000 for the three months ended June 30, 1999, a net increase in interest expense of $85,000. This increase resulted from borrowings on the Company's credit facility to redeem the Debentures, which became due on March 31, 2000.

     For the three months ended June 30, 2000 the Company recognized an income tax provision of $872,000 representing an effective tax rate of 39.5%. For the three months ended June 30, 1999 the Company recognized an income tax expense of $1,326,000 representing an effective tax rate of 39.5%

     As a result of the foregoing factors, for the three months ended June 30, 2000 the Company had net income of $1,337,000 or $0.12 per share. For the three months ended June 30, 1999 the Company had net income of $2,032,000 or $0.18 per share.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000 the Company had $310,000 of cash and working capital of $18.4 million compared to December 31, 1999 when the Company had $7.1 million in cash and working capital of $22.3 million. The decrease in cash was primarily a result of paying down the Company's subordinated debt.

    Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2000 compared to net cash used in operating activities of $1.7 million for the six months ended June 30, 1999. The change was attributed primarily to:

     - An increase in net income due to the recognition of cash expenses related to the merger with YSI for the six months ended June 30, 1999.

     -  A   decrease  in  accounts  receivable  due to  improved receivables turnover.

     - A decrease in accounts payable and accrued liabilities resulting from the timing of payments.

    Net cash of $1.5 million was used in investing activities during the six months ended June 30, 2000 as compared to $2.2 million used in investing activities in the six months ended June 30, 1999. In the 2000 period such cash was used principally for:

     -  The purchase  of  property  and   equipment  and  expenditures   for
     leasehold improvements at existing facilities.

     -  Deposits on land purchases for future development.

     - Costs associated with exploring business alternatives and financial strategies to enhance shareholder value.

     In the comparable period for 1999, the principal investing activities of the Company were:

     -  Capital expenditures related to the opening of new facilities.

     -  Leasehold improvements on existing facilities.

     -  Merger related computer technology and upgrades.

     -  Land improvement for future development.

     Net cash of $7.1 million was used in financing activities for the six months ended June 30, 2000 as compared to $2.0 million used in financing activities for the six months ended June 30, 1999. During the 2000 period the Company's primary uses of funds were:

     -  Repayment of subordinated debt of $14.2 million offset by;

     - Net proceeds of $6.9 million from the Company's revolver and delayed drawdown credit facilities.

     In the comparable period for 1999, the primary uses of  funds were  net
repayments  of $4.3  million on  senior and  subordinated  debt  offset   by
proceeds of $1.7 million from the exercise of stock options and warrants.

     Upon maturity on March 31, 2000, the Company redeemed $13.7 million of the 7% Debentures at face value plus accrued but unpaid interest. The Company used the balance available on its delayed drawdown credit facility of $5.6 million and an additional $8.0 million from the revolving credit agreement to redeem these Debentures. On April 5, 2000 the Company redeemed $465,000 of the Debentures plus accrued but unpaid interest. As of June 30, 2000, $10,000 remains outstanding pending receipt of the original Debentures from the Debenture holders.

     As a result of the above note redemption, the balance outstanding on the Company's revolving credit agreement at June 30, 2000 was $30.3 million of which $18.3 million was on the delayed drawdown line. The Company is required to pay the outstanding principal balance on the delayed drawdown line in twelve equal quarterly installments beginning on June 30, 2000. Consequently, $6.7 million has been classified as current portion. At June 30, 2000 approximately $14.4 million is available under the revolving credit agreement.

     At June 30, 2000 the Company had $24.0 million outstanding on its available credit under the lease credit facility. As a result, the Company currently has approximately $21.0 million available for additional property acquisition and construction under this operating lease financing facility. At June 30, 2000 the Company had construction commitments of approximately $500,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's current financing is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. The Company's subordinated debt and mortgage on property accrues interest as fixed rates of interest.

      The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights.

                                    2000        2001       2002        2003      2004      THERE      TOTAL         FAIR
                                    ----        ----       ----        ----      ----      -----      -----         -----
                                                                                           AFTER                    VALUE
                                                                                           -----                    -----

Fixed rate debt                     5,476,117  6,669,071  6,669,318   1,669,590  3,222     303,779  20,791,096   20,791,096
                                    =========  =========  =========  =========  =========  =======  ==========   ==========
Weighted Average Interest
 Rate at June 30, 2000      11.48%
                            ======
Variable rate LIBOR debt                 -          -    12,000,000       -       -           -     12,000,000   12,000,000
                                    =========   ======== ==========   =========  ========  =======  ==========   ==========
Weighted average interest
 Rate at June 30, 2000       8.49%
                            ======

                            PART II  - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not party to any legal proceedings, other than ordinary and routine litigation incidental to its business, which in the opinion of the Company are material to the Company, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES AND USER PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the second quarter of 2000.

Item 5.  Other Information

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27. Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

          None

                                SIGNATURES

Pursuant  to  the  requirements of the Securities Exchange Act of  1934, the
registrant  has duly caused  this  report   to  be  signed  on its behalf by
the undersigned thereunto duly authorized.




CORRECTIONAL SERVICES CORPORATION
Registrant


By:         /S/ Ira M. Cotler
            Ira M. Cotler, Executive Vice President
            Chief Financial Officer


Dated:   August 11, 2000

Exhibit Index

Exhibit Number             Exhibit Description          Page Number
--------------             -------------------          -----------
27                         Financial Data Schedule      -