Form 10-Q
period 2000-09-30
CORRECTIONAL SERVICES CORP
filed 2000-11-13
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended                       Commission File Number
      September 30, 2000                                 0-23038
     ---------------------                       ----------------------


                     CORRECTIONAL SERVICES CORPORATION
                     ---------------------------------
          (Exact name of Registrant as specified in its charter)

            DELAWARE                                 11-3182580
            --------                                 ----------
    (State of Incorporation)      (I.R.S. Employer Identification Number)

          1819 MAIN STREET, SUITE 1000, SARASOTA, FLORIDA  34236
          ------------------------------------------------------
                 (Address of principal executive offices)

            Registrant's telephone number, including area code:
                              (941) 953-9199
                              --------------

                              Not Applicable
             --------------------------------------------------
            (Former name, former address and former fiscal year
                       if changed since last report)


Number of shares of common stock outstanding on November 3, 2000:  11,373,064

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No
                                                       ----        ----

                     CORRECTIONAL SERVICES CORPORATION

                                   INDEX
                                                                   PAGE NO.

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements                                              3


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              11


Item 3. Quantitative and Qualitative Disclosures About Market Risk       20


                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings                                                21


Item 2. Changes in Securities and Use of Proceeds                        21


Item 3. Defaults Upon Senior Securities                                  21


Item 4. Submission of Matters to a Vote of Security Holders              21


Item 5. Other Information                                                22


Item 6. Exhibits and Reports on Form 8-K                                 22


Signatures                                                               23

                      PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2000          1999
                                                    (unaudited)    (audited)
                                                 ---------------  ------------
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $    120  $  7,070
  Restricted cash                                             93       192
  Accounts receivable, net                                36,176    35,768
  Deferred tax asset                                       3,227     3,227
  Prepaid expenses and other current assets                3,178     2,987
                                                        --------  --------
     Total current assets                                 42,794    49,244

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET       46,888    47,972

OTHER ASSETS
  Deferred tax asset                                       4,862     7,060
  Goodwill, net                                            1,147     1,428
  Other                                                    5,463     5,494
                                                        --------  --------
                                                        $101,154  $111,198
                                                        ========  ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $ 16,740  $ 21,960
  Current portion of subordinated debt                        10     3,797
  Current portion of senior debt                           6,669     1,206
                                                        --------  --------
     Total current liabilities                            23,419    26,963

COMMITMENTS AND CONTINGENCIES                                  -         -

LONG-TERM SENIOR DEBT                                     22,296    22,551
SUBORDINATED DEBENTURES                                        -    10,393
LONG-TERM PORTION OF FACILITY LOSS RESERVE                     -       553
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                    -         -
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 11,373,064  shares issued and
    outstanding                                              114       114
  Additional paid-in capital                              82,797    82,807
  Accumulated deficit                                    (27,472)  (32,183)
                                                        --------  --------
                                                          55,439    50,738
                                                        --------  --------
                                                        $101,154  $111,198
                                                        ========  ========

      The accompanying notes are an integral part of these statements.



                      CORRECTIONAL SERVICES CORPORATION
                               AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share data)
                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                          2000       1999
                                                        --------  --------
Revenues                                                $158,275  $180,277
                                                        --------  --------
Facility expenses:
     Operating                                           138,385   159,052
     Startup costs                                           116       980
                                                        --------  --------
                                                         138,501   160,032
                                                        --------  --------
Contribution from operations                              19,774    20,245
Other operating expenses:
     General and administrative                            9,556     9,993
     Write-off of deferred financing costs                     -     1,622
     Merger costs and related restructuring charges            -    13,813
                                                        --------  --------
Operating income (loss)                                   10,218    (5,183)

Interest and other expense, net                           (2,431)   (2,218)
                                                        --------  --------
Income (loss)  before income taxes and extraordinary
  gain on extinguishment of debt                           7,787    (7,401)
Income tax (expense) benefit                              (3,076)    1,001
                                                        --------  --------

Net income (loss) before extraordinary gain on
  extinguishment of debt                                   4,711    (6,400)
Extraordinary gain on extinguishment of debt,
  net of tax of $643                                           -       985
                                                        --------  --------
Net income (loss)                                         $4,711   $(5,415)
                                                        ========  ========

Basic and diluted earnings (loss) per share:
   Income (loss) before extraordinary gain on
     extinguishment of debt                                $0.41    $(0.57)
   Extraordinary gain on extinguishment of debt                -      0.09
                                                        --------  --------
   Net income (loss) per share                             $0.41    $(0.48)
                                                        ========  ========

Number of shares used to compute EPS:
       Basic                                              11,373    11,167
       Diluted                                            11,377    11,167


     The accompanying notes are an integral part of these statements.


                      CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (in thousands, except per share data)

                                                         Three Months Ended
                                                            September 30,
                                                         ------------------
                                                           2000      1999
                                                          -------  -------
Revenues                                                  $52,209  $60,464
                                                          -------  -------

Facility expenses:
     Operating                                             45,409   52,994
     Startup costs                                            100      222
                                                          -------  -------
                                                           45,509   53,216
                                                          -------  -------
Contribution from operations                                6,700    7,248
Other operating expenses:
     General and administrative                             3,324    3,248
     Write-off of deferred financing costs                      -    1,622
                                                          -------  -------
Operating income                                            3,376    2,378

Interest and other expense, net                              (774)    (736)
                                                          -------  -------
Income before income taxes and extraordinary gain
  on extinguishment of debt                                 2,602    1,642
Income tax expense                                         (1,028)    (648)
                                                          -------  -------
Net income before extraordinary gain on
  extinguishment of debt                                    1,574      994
Extraordinary gain on extinguishment of debt,
  net of tax of $643                                            -      985
                                                          -------  -------

Net income                                                 $1,574   $1,979
                                                          =======  =======

Basic and diluted earnings per share:
   Income before extraordinary gain on
     extinguishment of debt                                 $0.14    $0.09
   Extraordinary gain on extinguishment of debt                 -     0.09
                                                          -------  -------
   Net income per share                                     $0.14    $0.18
                                                          =======  =======

Number of shares used to compute EPS:
       Basic                                               11,373   11,302
       Diluted                                             11,376   11,305

     The accompanying notes are an integral part of these statements.



                    CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           2000      1999
                                                          -------  -------
Cash flows from operating activities:
  Net income (loss)                                      $ 4,711   $(5,415)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                        3,712     4,390
      Merger related asset writedown                           -     5,192
      Deferred loan costs                                      -     1,622
      Deferred income tax expense (benefit)
                                                           2,198    (2,878)
      Gain on disposal of fixed assets, net                  (80)   (1,628)
      Changes in operating assets and liabilities:
          Restricted cash                                     99      (138)
          Accounts receivable                               (407)   (4,889)
          Prepaid expenses and other current assets         (190)    1,325
          Accounts payable, accrued liabilities and
            facility loss reserve                         (5,130)       98
                                                         -------   -------
                    Net cash provided by  (used in)
                      operating activities:                4,913    (2,321)
                                                         -------   -------
Cash flows from investing activities:
    Capital expenditures                                  (2,768)   (2,822)
    Proceeds from the sale of property, equipment and
      improvements                                           116         -
    Other assets                                            (527)      (19)
                                                         -------   -------
                    Net cash used in investing
                      activities:                         (3,179)   (2,841)
                                                         -------   -------
Cash flows from financing activities:
    Proceeds on senior debt, net                           5,207    16,516
    Payment of subordinated debt                         (14,180)  (17,383)
    Proceeds from sale of equipment of leasehold
      improvements                                             -       920
    Proceeds from exercise of stock options and warrants       -     3,278
    Debt issuance costs                                        -    (2,363)
    Long-term portion of prepaid lease                       299       298
    Adjustment to paid-in capital                            (10)        -
                                                         -------   -------
                    Net cash provided by(used in)
                      financing activities:               (8,684)    1,266
                                                         -------   -------
Net decrease in cash and cash equivalents                 (6,950)   (3,896)
Cash and cash equivalents at beginning of period           7,070     7,639
                                                         -------   -------
Cash and cash equivalents at end of period                  $120    $3,743
                                                         =======   =======

Supplemental disclosures of cash flows information:
   Cash paid during the period for:
      Interest                                            $3,015    $2,627
                                                         =======   =======
      Income taxes                                        $1,201      $146
                                                         =======   =======

     The accompanying notes are an integral part of these statements.


                     CORRECTIONAL SERVICES CORPORATION
                             AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the "Company"). Due to the pooling of interests business combination consummated on March 31, 1999, described in Note 2, the condensed consolidated financial statements also include the accounts of Youth Services International, Inc. and its subsidiaries ("YSI") for the 1999 period presented.

     In the opinion of the Company's management the accompanying unaudited condensed consolidated financial statements as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - POOLING OF INTERESTS BUSINESS COMBINATION

     On March 31, 1999, the Company issued 3,114,614 shares of the Company's common stock in exchange for all of the common stock of YSI. YSI operates juvenile justice facilities and also provides aftercare services to adjudicated youth. The above transaction has been accounted for as a pooling of interests and, accordingly the condensed consolidated financial statements for the 1999 period presented, have been restated to include the accounts of YSI.

     In connection with the merger, during the first quarter of 1999, the Company recorded a charge to operating expenses of approximately $13.8 million ($10.3 million after taxes) for direct costs related to the merger and certain other costs resulting from the restructuring of the newly combined operations.

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
                                                            =======

     In addition, in connection with the merger, the Company assumed $32.2 million of 7% convertible subordinated Debentures (the "Debentures") originally issued by YSI during the year ended June 30, 1996. Under the terms of the indenture pursuant to which YSI issued the Debentures, the acquisition of YSI by the Company constituted a "change of control" thereby enabling the holders of the Debentures to demand redemption by the Company. The applicable portion of the unamortized costs related to the issuance of these Debentures have been appropriately written off and are included in the direct merger costs.


NOTE 3-DEBT

     On August 31, 1999, the Company finalized a new $95 million financing arrangement with Summit Bank, N.A. This financing arrangement is subject to compliance with various financial covenants and borrowing base criteria. The Company is currently in compliance with all debt covenants. This financing arrangement is secured by all of the assets of the Company and consists of the following components:

   - $30 million revolving line of credit to be used by the Company for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At September 30, 2000 the Company had $12 million outstanding under the revolving line of credit and had an available borrowing base of $15.3 million due to borrowing base limitations.

   - $20 million delayed drawdown credit facility which provides the Company with additional financing used to fund the redemption of the outstanding Debentures. Principal payments of $1.7 million are due quarterly beginning the earlier of August 31, 2000 or the date on which the outstanding balance under the credit facility is equal to $20 million. On September 30, 2000 the Company made its second principal payment and the remaining balance outstanding was $16.7 million. As of September 30, 2000, the Company has classified $6.7 million of the outstanding balance as a current obligation.


<PAGE  8


   - $45 million in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating lease arrangement. The Company currently has approximately $21 million available for additional property acquisition and construction under this operating lease financing facility.

     Upon maturity on March 31, 2000, the Company redeemed $13.7 million of the Debentures at face value plus accrued but unpaid interest. The Company used the balance available on its delayed drawdown credit facility of $5.6 million and an additional $8.0 million from the revolving line of credit to redeem the Debentures. On April 5, 2000 the Company redeemed $465,000 of the 7% Convertible Subordinated Debentures plus accrued but unpaid interest. As of September 30, 2000, $10,000 remains outstanding, pending receipt of the original Debentures from the Debenture holders.


NOTE 4 - INCOME TAXES

     Deferred tax assets consisting of a current portion of $3.2 million and a long-term portion of $4.9 million reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the deferred tax assets will be realized.


NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

     Nine Months Ended September 30, 2000

     Numerator:
       Net Income                                                $4,711
                                                                 ======
     Denominator:
       Basic earnings per share:
       Weighted average shares outstanding                       11,373
       Effect of dilutive securities - stock options and
         warrants                                                     4
                                                                 ------

     Denominator for diluted earnings per share                  11,377
                                                                 ======

     Nine Months Ended September 30, 1999

     The effect of dilutive securities is anti-dilutive and, therefore, the reconciliation has not been presented.

     Three Months Ended September 30, 2000

     Numerator:
       Net Income                                                $1,574
                                                                 ======
Denominator:
     Basic earnings per share:
     Weighted average shares outstanding                         11,373
     Effect of dilutive securities - stock options and
       warrants                                                       3
                                                                 ------

     Denominator for diluted earnings per share                  11,376
                                                                 ======

     Three Months Ended September 30, 1999

     Numerator:
       Net Income                                                $1,979
                                                                 ======
     Denominator:
       Basic earnings per share:
       Weighted average shares outstanding                       11,302
       Effect of dilutive securities - stock options and
         warrants                                                     3
                                                                 ------

     Denominator for diluted earnings per share                  11,305
                                                                 ======


NOTE 6 - DISPUTED RECEIVABLE

     In April 1999, immediately following the merger with YSI, a non-profit entity chose to exercise their right under the change in control clause of their contract with YSI and elected to discontinue all contracted services. Upon this determination, the non-profit entity claimed that it had been billed incorrectly for years prior to 1997. The Company is currently investigating this claim and based on currently available information has reserved approximately $700,000 of the $2.1 million receivable at September 30, 2000.


NOTE 7 - SUBSEQUENT EVENT

     On August 23, 2000, Dominion Management Group exercised their option to take over the contracts at the 1,200 bed Crowley County, Colorado and the 850 bed McLoud, Oklahoma facilities. The Company, which expects to turn over the facilities to Dominion on December 20, 2000, will receive a lump sum payment of approximately $4 million. Pending the resolution of this matter, the Company has not recognized any gain associated with this transaction.

     On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10 million. The repurchase is expected to begin during the fourth quarter of 2000 and continue over the next 12 months.


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


GENERAL

     Correctional Services Corporation and its wholly owned subsidiaries (the "Company") is one of the largest and most comprehensive providers of juvenile rehabilitative services with 34 facilities and approximately 4,300 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 16 facilities representing approximately 6,900 beds. On a combined basis, as of September 30, 2000, the Company provided services in 20 states and Puerto Rico, representing approximately 11,200 beds including aftercare services.

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

     On May 31, 2000 the Company discontinued operations at the 102 bed Everglades Academy located in Florida City, Florida.

     On June 1, 2000 the Company commenced operations at the 100 bed Summit View Youth Correctional Center located in Las Vegas, Nevada.

     In July 2000, the Company began renovating the new Washington Heights, NY facility, expected to commence operations in early 2001, which will house the residents currently at the Manhattan, New York facility.

     On August 1, 2000 the Company discontinued operations at the 70 bed Parkside Community Correctional facility located in New York City.

     On August 17, 2000 the Company discontinued operations at the 288 bed South Fulton Municipal Regional Jail in Union City, Georgia

     On August 23, 2000, Dominion Management Group exercised their option to take over the contracts at the 1,200 bed Crowley County, Colorado and the 850 bed McLoud, Oklahoma facilities. The Company, which expects to turn over the facilities to Dominion on December 20, 2000, will receive a lump sum payment of approximately $4 million. Pending the resolution of this matter, the Company has not recognized any gain associated with this transaction.

     On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10 million. The repurchase is expected to begin during the fourth quarter of 2000 and continue over the next 12 months.

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues:

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                          2000       1999
                                                         -------    -------

     Revenues                                            100.0 %    100.0 %

     Expenses:
       Operating                                          87.4 %     88.2 %
       Startup costs                                       0.1 %      0.6 %
                                                         -------   --------
                                                          87.5 %     88.8 %
                                                         -------   --------
     Contribution from operations                         12.5 %     11.2 %
                                                         -------   --------
     Other operating expenses:
       General and administrative                          6.0 %      5.5 %
       Merger costs and related restructuring charges      0.0 %      7.7 %
       Write-off of deferred financing costs               0.0 %      0.9 %
                                                         -------    -------
                                                           6.0 %     14.1 %
                                                         -------    -------
     Operating income (loss)                               6.5 %     (2.9)%

     Interest expense, net                                (1.5)%     (1.2)%
                                                         -------    -------
     Income (loss) before income taxes and
       gain on extinguishment of debt                      5.0 %     (4.1)%
     Income tax (provision) benefit                       (2.0)%      0.6 %
                                                         -------    -------
     Income (loss) before gain on extinguishment
       of debt, net of tax                                 3.0 %     (3.5)%

     Gain on extinguishment of debt                          -        1.5 %
                                                         -------    -------
     Net income (loss)                                     3.0 %     (2.0)%
                                                         =======    =======

     The following tables sets forth certain operating data as a percentage of total revenues:

                                                        Three Months Ended
                                                           September 30,
                                                         -----------------
                                                          2000       1999
                                                         -------    -------

     Revenues                                            100.0 %    100.0 %

     Expenses:
       Operating                                          87.0 %     87.6 %
       Startup costs                                       0.2 %      0.4 %
                                                         -------    -------
                                                          87.2 %     88.0 %
                                                         -------    -------
     Contribution from operations                         12.8 %     12.0 %
                                                         -------    -------
     Other operating expenses:
       General and administrative                          6.3 %      5.4 %
       Write-off of deferred financing costs               0.0 %      2.7 %
                                                         -------    -------
                                                           6.3 %      8.1 %
                                                         -------    -------
     Operating income                                      6.5 %      3.9 %

     Interest expense, net                                (1.5)%     (1.2)%
                                                         -------    -------
     Income before income taxes and gain
       on extinguishment of debt                           5.0 %      2.7 %
     Income tax provision                                 (2.0)%     (1.1)%
                                                         -------    -------
     Income before gain on extinguishment
       of debt, net of tax                                 3.0 %      1.6 %

     Gain on extinguishment of debt                          -        1.7 %
                                                         -------    -------
     Net income                                            3.0 %      3.3 %
                                                         =======    =======


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenue decreased by $22.0 million or 12.2% for the nine months ended September 30, 2000 to $158.3 million compared to the same period in 1999 due primarily to:

   - A decrease of $29.6 million generated from the discontinuance of operations at 11 facilities (2,103 beds), offset by:

   - An increase of $2.2 million generated from a full nine months of revenues from the 300-bed expansion of the Crowley County, Colorado facility;

   - A net increase of $4.5 million generated from per diem rate and occupancy level increases in existing facilities; and

   - An increase of $900,000 representing monthly installment payments of $123,000 received by the Company related to a contract novation in December 1995, at its Elizabeth, New Jersey facility.

     Operating expenses decreased $20.6 million or 13.0% for the nine months ended September 30, 2000 to $138.4 million compared to the same period in 1999 due primarily to the closing of the eleven facilities, partially offset by costs associated with new or expanding facilities, as mentioned above.

     As a percentage of revenues, operating expenses decreased to 87.4% for the nine months ended September 30, 2000 from 88.2% for the nine months ended September 30, 1999. The decrease was primarily due to the number of facilities that were in their early stages of operations during 1999 and were experiencing less than optimal utilization rates. In addition, operating costs as a percentage of revenue were reduced due to the implementation of enhanced financial controls and oversight of the facilities acquired in the merger with YSI.

     Startup costs were $116,000 for the nine months ended September 30, 2000 compared to $980,000 for the nine months ended September 30 1999. Start up costs during the nine months ended September 30, 2000 relate to the Washington Heights, NY facility and the Summit View, Nevada facility, both previously mentioned. The majority of the start up costs for the Summit View facility were funded by the contracting agency. Startup costs for the nine months ended September 30, 1999, related to the startup of the South Fulton, Georgia facility and 300-bed expansion of the Crowley, Colorado facility.

     General and administrative expenses decreased from $10.0 million for the period ended September 30, 1999 to $9.6 million for the nine months ended September 30, 2000. The decrease was primarily attributable to:

     -  The reduction of the administrative staff of YSI;

     -  The reduction of YSI corporate overhead expenses; and

     - The synergies realized from the merger resulting in the reduction of insurance, office and travel expenses.

     As a percentage of revenues, general and administrative expenses increased to 6.0% for the nine months ended September 30, 2000 from 5.5% for the nine months ended September 30, 1999. The increase in general and administrative expenses as a percentage of revenue is a result of the decrease in revenues from the closure of the eleven facilities mentioned above.

     For the nine months ended September 30, 2000 the Company incurred no merger or related restructuring charges, compared to $13.8 million incurred during the nine months ended September 30, 1999. The costs incurred during 1999 were associated with the YSI merger, which was completed on March 31, 1999.

     Interest expense, net of interest income, was $2.4 million for the nine months ended September 30, 2000 compared to interest expense, net of interest income of $2.2 million, for the nine months ended September 30, 1999. This increase resulted from borrowings on the Company's credit facility to redeem the Debentures which became due on March 31, 2000 and the general overall increase in interest rates.

     For the nine months ended September 30, 2000 the Company recognized an income tax expense of $3.1 million representing an effective tax rate of 39.5%. For the nine months ended September 30, 1999 the Company recognized a benefit from income taxes of $358,000 (net of a $643,000 charge from the extraordinary gain on the extinguishment of debt) representing an effective tax rate of 6.2%. The increase in the effective tax rate was a result of expensing certain merger costs during 1999 that are non-deductible for tax purposes.

     As a result of the foregoing factors, for the nine months ended September 30, 2000 the Company had net income of $4.7 million or $0.41 per share. For the nine months ended September 30, 1999 the Company had a net loss of $5.4 million or ($0.48) per share.


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenue decreased by $8.3 million or 13.7% for the three months ended September 30, 2000 to $52.2 million compared to the same period in 1999 due primarily due to:

   - A decrease of $10.0 million from the discontinuance of operations at eleven facilities (2,103 beds), offset by;

   - A net increase of $1.8 million from per diem rate and occupancy level increases in existing facilities.

     Operating expenses decreased $7.6 million or 14.3% for the three months ended September 30, 2000 to $45.4 million compared to the same period in 1999 due primarily to the closing of the eleven facilities, partially offset by costs associated with new or expanding facilities, as mentioned above.

     As a percentage of revenues, operating expenses decreased to 87.0% for the three months ended September 30, 2000 compared to 87.6% for the three months ended September 30, 1999 due primarily to the closing of the eleven facilities mentioned above.

     Startup costs were $100,000 for the three months ended September 30, 2000 compared to $222,000 for the three months ended September 30, 1999. Start up costs during the three months ended September 30, 2000 relate to the Summit View, Nevada facility. During the three months ended September 30, 1999, the Bayamon Puerto Rico facility incurred start up costs related to a 45 bed expansion.

     General and administrative expenses remained consistent at $3.3 million for the period ended September 30, 2000 compared to $3.2 million for the three months ended September 30, 1999.

     As a percentage of revenues, general and administrative expenses increased to 6.3% for the three months ended September 30, 2000 from 5.4% for the three months ended September 30, 1999. The increase in general and administrative expenses as a percentage of revenue resulted from decreased revenues from the closure of the eleven facilities mentioned above.

     Interest expense, net of interest income, was $774,000 for the three months ended September 30, 2000 compared to interest expense, net of interest income of $736,000 for the three months ended September 30, 1999, a net increase in interest expense of $38,000. This increase resulted from borrowings on the Company's credit facility to redeem the Debentures that became due on March 31, 2000 and the general overall increase in interest rates.

     For the three months ended September 30, 2000 the Company recognized an income tax provision of $1.0 million representing an effective tax rate of 39.5%. For the three months ended September 30, 1999 the Company recognized an income tax expense of $1.3 million (including $643,000 from the extraordinary gain on the extinguishment of debt) representing an effective tax rate of 39.5%

     As a result of the foregoing factors, for the three months ended September 30, 2000 the Company had net income of $1.6 million or $0.14 per share. For the three months ended September 30, 1999 the Company had net income of $2.0 million or $0.18 per share.


     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000 the Company had $120,000 of cash and working capital of $19.4 million compared to December 31, 1999 when the Company had $7.1 million in cash and working capital of $22.3 million. The decrease in cash was primarily a result of paying down the Company's subordinated debt.

     Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2000 compared to net cash used in operating activities of $2.3 million for the nine months ended September 30, 1999. The change was attributed primarily to:

     - An increase in net income due to the absence of certain expenses related to the merger with YSI for the nine months ended September 30, 1999; and

     - A decrease in accounts payable and accrued liabilities resulting from the closing of the eleven facilities and the timing of payments.

     Net cash of $3.2 million was used in investing activities during the nine months ended September 30, 2000 as compared to $2.8 million used in investing activities in the nine months ended September 30, 1999. In the 2000 period such cash was used principally for:

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

     Net cash of $8.7 million was used in financing activities for the nine months ended September 30, 2000 as compared to $1.3 million provided by financing activities for the nine months ended September 30, 1999. During the 2000 period the Company's primary uses of funds were:


     -  Repayment of subordinated debt of $14.2 million offset by;

     - Net proceeds of $5.2 million from the Company's revolving line of credit and delayed drawdown credit facilities.

     In the comparable period for 1999, the primary uses of funds were net repayments of $867,000 on senior and subordinated debt, and debt issuance costs of $2.4 million offset by proceeds of $3.3 million from the exercise of stock options and warrants.

     Upon maturity on March 31, 2000, the Company redeemed $13.7 million of the Debentures at face value plus accrued but unpaid interest. The Company used the balance available on its delayed drawdown credit facility of $5.6 million and an additional $8.0 million from the revolving credit agreement to redeem these Debentures. On April 5, 2000 the Company redeemed $465,000 of the Debentures plus accrued but unpaid interest. As of September 30, 2000, $10,000 remains outstanding pending receipt of the original Debentures from the Debenture holders.

     As a result of the above note redemption, the balance outstanding on the Company's credit agreement at September 30, 2000 was $28.7 million of which $16.7 million was on the delayed drawdown line and $12 million on the revolving line of credit. The Company is required to pay the outstanding principal balance on the delayed drawdown line in twelve equal quarterly installments beginning on June 30, 2000. Consequently, $6.7 million has been classified as current portion. At September 30, 2000 approximately $15.3 million is available under the revolving credit agreement.

     At September 30, 2000 the Company had $24.0 million outstanding on its available credit under the lease credit facility. As a result, the Company currently has approximately $21.0 million available for additional property acquisition and construction under this operating lease financing facility. At September 30, 2000 the Company had construction commitments of approximately $1.8 million.

     The Company continues to make cash investments in the acquisition and construction of new facilities and the expansion of existing facilities. On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10 million. The repurchase is expected to begin during the fourth quarter of 2000 and continue over the next 12 months. In order to utilize excess cash flows and proceeds from the sale of certain assets to repurchase the stock, the Company is in negotiations to amend their Credit Agreement as follows:

     - The $30 million revolving credit facility borrowing limit is expected to be reduced to $25 million.

     - The $45 million lease credit facility borrowing limit is expected to be reduced to $35 million.

     In addition, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts. If such opportunities are pursued, the Company would require additional financing resources. Management believes these additional resources may be available through other financing sources.


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

                                                                        Expected Maturity Dates
                                                                        -----------------------
                                         2000       2001         2002       2003     2004  Thereafter      Total     Fair Value
                                         ----       ----         ----       ----     ----  ----------      -----     ----------

Fixed rate debt                        1,676,667  6,669,191    6,669,450  1,669,438  3,383    287,507    16,975,636  16,975,636
                                       =========  =========    =========  =========  =====    =======    ==========  ==========
Weighted average interest
 rate at September 30, 2000   12.40%
                              ======
Variable rate LIBOR debt                       -          -   12,000,000          -      -          -    12,000,000  12,000,000
                                       =========  =========   ==========  =========  =====    =======    ==========  ==========

Weighted average interest
 rate at September 30, 2000    8.87%
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

     None.


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     The 2000 Annual Meeting of Stockholders of Correctional Services Corporation was held on October 3, 2000.

     At the meeting, two (2) proposals were considered and voted upon with the following results:

     (1) To elect seven (7) directors to serve until the next annual meeting of stockholders;

            Results:
                                  VOTES CAST          VOTES CAST
            NAME                   IN FAVOR             AGAINST
            ----                  ----------          ----------

            Stuart M. Gerson       9,166,977           561,963
            Shimmie Horn           9,167,014           561,926
            Bobbie L. Huskey       9,226,605           502,335
            James F. Slattery      9,166,977           561,963
            Aaron Speisman         9,166,014           561,926
            Richard P. Staley      9,167,014           561,926
            Melvin T. Stith        9,226,605           502,335

     (2) To ratify the reappointment of Grant Thornton, LLP as independent auditors of the Company for the year ending December 31, 2000;

            Results:
                                  VOTES CAST          VOTES CAST
                                   IN FAVOR            AGAINST
                                  ----------          ----------
                                   9,511,284           135,732


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27  Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:          /s/ Ira M. Cotler
             ________________________________
             Ira M. Cotler, Executive Vice President
             Chief Financial Officer


Dated:   November 13, 2000

Exhibit Index

Exhibit Number      Exhibit Description                    Page Number
-------------       -------------------      -----------

27                  Financial Data Schedule                          -