Form 10-K
period 2000-12-31
CORRECTIONAL SERVICES CORP
filed 2001-04-02
CIK 914670

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 2000

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 26, 2001 was approximately $23,379,252 based on the closing sale price of the common stock on the Nasdaq National Market consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 26, 2001:

    Common Stock, $.01 par value                             10,248,664 Shares

                             TABLE OF CONTENTS
                             -----------------

                                                            PAGE
                                    PART I

Item 1    Business                                             4

Item 2    Properties                                          13

Item 3    Legal Proceedings                                   14

Item 4    Submission of Matters to a Vote of Security Holders 14


                                   PART II

Item 5    Market  for Registrant's Common Equity and Related
          Stockholder Matters                                15

Item 6    Selected Financial Data                            16

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                17

Item 7A   Quantitative and Qualitative Disclosures About
          Market Risk                                        26

Item 8    Financial Statements and Supplementary Data        27

Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                27


                                   PART III

Item 10   Directors and Executive Officers of the Registrant 27


Item 11   Executive Compensation                             29


Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                     32


Item 13   Certain Relationships and Related Transactions     32


                                   PART IV

Item 14   Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                34

          Signature Page                                     37

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995
------------------------------------------------------------------------

This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand our business; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

                                    PART I

ITEM 1.   Business.
          --------

GENERAL

     Correctional Services Corporation ("CSC" or the "Company") was incorporated in Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of correctional and detention facilities. CSC later acquired Youth Services International ("YSI"), a leading national provider of private educational, developmental and rehabilitative programs to adjudicated juveniles, through a merger accounted for as a pooling of interests. In the merger, CSC issued 3,114,614 shares of CSC common stock in exchange for all of the outstanding common stock of YSI. The merger closed March 31, 1999.

     The combined Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 32 facilities and approximately 4,300 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 13 facilities representing approximately 4,700 beds. On a combined basis, as of December 31, 2000, the Company provided services in 18 states and Puerto Rico, representing approximately 9,000 beds including aftercare services.

     Revenues for the year ended December 31, 2000 were $210.8 million versus $233.9 million in 1999. Contribution from operations was $25.2 million for 2000 compared to $27.1 million in 1999, with net income of $5.8 million or $0.51 per diluted share compared to net income of $5.7 million or $0.51 per diluted share (excluding merger related charges of $9.2 million net of tax, or $0.82 per diluted share) in the similar period of 1999. Diluted shares were 11,367,000 and 11,219,000 in 2000 and 1999, respectively.

     CSC operates a wide range of correctional facilities targeted toward solving the specialized needs of governmental agencies. CSC's adult/community corrections division specializes in facilities that service, among other populations:

     <circle> substance abuse offenders;
     <circle> parole violators;
     <circle> pre-trial detainees;
     <circle> sex offenders; and
     <circle> community corrections.

     CSC's juvenile division operates largely under the YSI brand name and focuses on facilities that provide:

     <circle>   intensive   treatment   programs   including  educational  and
        vocational services;
     <circle> treatment for habitual offenders;
     <circle> specialized female services;
     <circle> detention services;
     <circle> sexually delinquent juvenile treatment programs;
     <circle> academy training programs; and
     <circle> high impact programs.

     In addition to providing fundamental residential services for adult and juvenile offenders, CSC has developed a broad range of programs intended to reduce recidivism, including basic, special, and vocational education, substance abuse treatment and counseling, life skills training, behavioral modification counseling and comprehensive aftercare programs. In all of its facilities, CSC strives to provide the highest quality services designed to reduce recidivism. CSC continually evaluates and audits its programs and believes the reputation of its programs will lead to continued business opportunities.

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

     ADULT/COMMUNITY CORRECTIONS. At year end 2000, the Adult/Community Corrections Division operated 13 facilities, seven in Texas, two in New York, two in Arizona and one each in Mississippi and Washington, for a total of 4,700 beds. During the year 2000, contracts and subcontracts with the Texas Department of Criminal Justice comprised 10% of the Company's consolidated revenue. In its 10 secure adult facilities, CSC not only provides adult inmates with housing but also with other basic services, including health care, transportation and food service. In addition, CSC remains committed to providing a variety of rehabilitative and educational services, including community service and recreational programs for adult inmates where appropriate.

     CSC's Community Corrections facilities are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Qualified offenders may spend the last six months of their sentence in a community corrections program. These programs assist the offender in the reunification process with family and the community. Independent research has indicated that successful reunification can play a key role in recidivism reduction. Recidivism reduction is the primary goal of any corrections operation. To that end, CSC provides life skills training, case management, home confinement supervision and family reunification programs from these facilities. CSC believes that community correctional facilities help reduce recidivism, result in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives for jurisdictions to prisons.

     JUVENILE. The Juvenile Division operates 32 facilities in 14 states and Puerto Rico. The addition of the YSI facilities to the combined Company allowed CSC to expand its juvenile operations into 10 new states and increase its presence in Florida and Texas. During the year 2000, the combined Company expanded its operations into Nevada. Contracts with the Florida Department of Juvenile Justice comprised over 10% of the Company's consolidated revenue in 2000 as did contracts with the Maryland Department of Juvenile Justice. The Company's facilities house youths aged 10 to 20 and represent a total of approximately 4,300 beds (excluding aftercare services provided by certain facilities outside of Georgia). CSC manages secure and non-secure juvenile offender facilities for low, medium, and high risk youths in highly structured programs, including military-style boot camps, wilderness programs, secure education and training centers; including academy programs, high impact programs servicing lower level or first time offenders and detention facilities. In addition, the Company also provides non-residential aftercare programs. The Company provides services for over 600 juveniles in the State of Georgia as well as for juveniles who have completed residential programs throughout the Company's system.

     CSC believes its programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility and family values, can help reduce the recidivism rate of program participants and hopefully help to prevent adult incarceration. To that end, CSC's juvenile programs are comprised of four major components: education; vocational training; socialization; and recreation. Behavioral management principles intended to dramatically change the thinking and behavior of program participants are consistently applied throughout each segment of programming in order to teach participants basic life skills while reinforcing the principle that success begins with appropriate, acceptable behavior.


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


CONTRACT AWARD PROCESS

     Most governmental procurement and purchasing activities are controlled by procurement regulations that take the form of a Request for a Proposal ("RFP"), and to date most of CSC's new business has resulted from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of 15 to 120 days from the time that the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder's experience and qualifications and the price at which the bidder is willing to provide the services. From time to time, CSC engages independent consultants to assist in responding to the RFPs. Approximately six to eighteen months is generally required from the issuance of the RFP to the contract award.

     Before responding to an RFP, CSC researches and evaluates, among other factors:

     <circle>  the  current  size and  growth  projections  of  the  available correctional and detention population;
     <circle>  whether or not a minimum capacity level is guaranteed;
     <circle>  the willingness of  the  contracting  authority to allow CSC to house populations of similar classification within the proposed facility for other governmental agencies; and
     <circle>  the willingness of the contracting authority  to allow  CSC  to make adjustments in operating activities, such as work force reductions in the event the actual population is less than the contracted capacity.

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


MARKET

     Throughout the United States, there is a growing acceptance of privatization of governmental services. Correctional and detention functions traditionally performed by federal, state and local governments have faced continuing pressure to control costs and reduce the number of governmental employees. Further, despite recent decreases in the overall crime rate, incarceration costs generally grow faster than many other parts of budget items. In an attempt to address these pressures, governmental agencies responsible for correctional and detention facilities are privatizing facilities.

     An estimated 1.9 million inmates are held in the nation's prisons and local jails due to sentencing guidelines and the increased popularity of "3 strikes" laws. In recent years, both state and federal prisons have had serious overcrowding issues. According to the Department of Justice, the prison population rose an estimated 1,585 new inmates per week from 1990 through midyear 2000. During that same period, growth in female representation in the adult inmate population has grown 110% compared to 77% for men.

     In addition to the current growth in the adult corrections population, over the next several years, the number of juveniles approaching crime-committing age is expected to increase significantly. The Company expects that as juvenile crime continues to receive increasing levels of visibility, the need for services for troubled youth will increase.

COMPETITION

     CSC competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of CSC's competitors have greater resources than CSC. CSC also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, CSC's Community Corrections and Juvenile operations compete with governmental and not-for-profit entities. CSC's main competitors include but are not limited to Corrections Corporation of America, Wackenhut Corrections Corporation, and Cornell Corrections.


FACILITIES

     CSC operates adult and juvenile pre-disposition and post-disposition secure and non-secure correctional and detention facilities and non-secure community correctional facilities for federal, state and local correctional agencies. Pre-disposition secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-disposition secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. CSC operates six types of post-disposition facilities: 1) secure prisons (adult); 2) intermediate sanction facilities (adult); 3) high impact programs (juvenile); 4) academies (juvenile); 5) military-style boot camps (juvenile); 6) secure treatment and training facilities (adult and juvenile); and 7) sexually delinquent juveniles (juvenile).

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

ADULT DIVISION

     The following information is provided with respect to the facilities for which CSC had management contracts as of March 26, 2001:


   Facility Name,                  Design                             Contracting              Owned,
   Location and Year              Capacity                           Governmental            Leased, Or
   Operations Commenced            Beds(1)     Type of Facility          Agency              Managed(2)
   --------------------           -------      ----------------      ------------            ----------


Arizona State Prison, Florence        600           Prison                State                  Owned
  Florence, Arizona (1997)

Arizona State Prison, Phoenix West    400           Prison                State                  Owned
  Phoenix, Arizona (1996)

Bronx Community Corrections Center     60    Residential Community    Federal Bureau            Leased
  Bronx, New York  (1996)                    Correctional Facility      of Prisons

Brooklyn Community Correctional       500    Residential Community    Federal Bureau            Leased
Center                                       Correctional Facility      of Prisons
  Brooklyn, New York (1989)

Dickens County Correctional Center    489     Long Term Detention         State                 Leased
  Spur, Texas (1998)

Fort Worth Community Corrections      200         Residential             State                 Leased
Center                                       Correctional Facility
  Fort Worth, Texas (1994)

Frio County Jail                      391        Jail/Long Term     County/State/Federal   Part-Leased/
  Pearsall, Texas (1997)                           Detention                                Part-Owned

Grenada County Jail                   160            Jail                 County               Managed
  Grenada, Mississippi (1998)

Jefferson County Downtown Jail        500        Jail/Long Term        County/State            Managed
  Beaumont, Texas (1998)

Newton County Correctional Facility   872           Prison             State/Federal           Managed
  Newton, Texas (1998)

Salinas Treatment Center              144       Secure Treatment      Commonwealth of           Leased
  Salinas, Puerto Rico (2000)(3)                    Facility            Puerto Rico

Seattle INS Detention Center          150       Secure Detention            INS                Managed
  Seattle, Washington (1989)                         Facility

South Texas Intermediate Sanction     450      Secure Intermediate         State               Managed
Facility                                        Sanction Facility
  Houston, Texas (1993)

Tarrant County Community              230      Secure Intermediate         County              Managed
Correctional Facility(4)                        Sanction Facility
  Mansfield, Texas (1992)

   -------------------

  (1) Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
  (2) A  managed facility is  a  facility  for  which CSC provides  management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
  (3) The status of the Company's Agreement with the Commonwealth of Puerto Rico is uncertain. Originally, the Company was contracted by the government of Puerto Rico to design and build a juvenile facility. However, in November of 2000, the Puerto Rican government entered into an agreement with the Company for an adult facility at that location. Since that time, the new government of Puerto Rico has questioned the enforceability of the contract and the Company has initiated litigation to enforce it. Negotiations with the government are ongoing, however, the Company cannot predict the outcome of the litigation or collateral negotiations.
  (4) This facility is listed both as part of CSC's Adult Division and its Juvenile Division as the facility houses both adult and juvenile offenders.


JUVENILE DIVISION



   Facility Name,                  Design                             Contracting              Owned,
   Location and Year              Capacity                           Governmental            Leased, Or
   Operations Commenced            Beds(1)     Type of Facility          Agency              Managed(2)
   --------------------           -------      ----------------      ------------            ----------

Bartow Youth Training Center          74     Secure & Residential         State                 Managed
  Bartow, Florida (1995)                      Treatment Facility

Bayamon Treatment Center             141       Secure Treatment     Commonwealth of             Managed
  Bayamon, Puerto Rico (1998)                       Facility          Puerto Rico

Bell County Youth Training Center     96        Secure Detention         County                 Managed
  Killeen, Texas (1997)                             Facility

Bill Clayton Detention Center        152        Secure Treatment          State                 Managed
  Littlefield, Texas (2000)                         Facility

Chamberlain Academy                   78          Non Secure          Multi-State/                Owned
  Chamberlain, South Dakota (1993)              Academy Facility         Federal

Chanute Transition Center             56     Non Secure Transition        State               Subleased
  Rantoul, IL (1998)(3)                             Facility

Charles Hickey School                355      Secure Academy/High         State                 Managed
  Baltimore, Maryland(1993)                   Impact/Detention and
                                              Sex Offender Facility

Colorado County Boot Camp            100        Secure Detention     Multi-County/          Part Owned/
  Eagle Lake, Texas (1998)                          Facility              State            Part Managed

Cypress Creek Academy                100         Secure Academy           State                 Managed
  Lecanto, Florida (1997)                           Facility

Dallas County Secure Post             96        Secure Treatment         County                 Managed
Adjudication Facility                               Facility
  Dallas, Texas (1998)

Dallas Youth Academy                  96        Secure Treatment         County                 Managed
  Dallas, Texas (1998)                              Facility



Elmore Academy                       150       Non Secure Academy      Multi-State                Owned
  Elmore, Minnesota (1998)                          Facility

Forest Ridge Youth Services          140        Non Secure Female      Multi-State                Owned
 Wallingford, Iowa (1993)                        Academy Facility

Genesis Treatment Agency              75           Secure Sexual          City/                   Owned
  Newport News, Virginia (1997)                Delinquent Juveniles    Multi-County
                                                Treatment Facility

Hemphill County Juvenile             100          Secure Boot Camp        County                 Leased
Detention Center                                      Facility
  Canadian, Texas (1994)

Hillsborough Academy                  25      Secure Sexual Offender      State                 Managed
  Tampa, Florida (1997)                               Facility

Hondo Detention Center                15          Secure Detention        County                Managed
  Hondo, Texas (1998)(4)                              Facility

JoAnn Bridges Academy                 30            Secure Female         State                 Managed
  Greenville, Florida (1998)                      Academy Facility

Judge Roger Hashem Juvenile           64          Secure Detention     Multi-County/            Managed
Justice Center                                        Facility             State
  Rockdale, Texas (1997)

Keweenaw Academy                     150         Non Secure Academy       State               Subleased
  Mohawk, Michigan (1997)                             Facility

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

Okaloosa County Juvenile              64          Secure Treatment        State                 Managed
Residential Facility                                  Facility
  Okaloosa, Florida (1998)

Paulding Regional Youth              126          Secure Detention        State                 Managed
Detention Center                                      Facility
  Paulding, Georgia (1999)

Polk City Youth Training             350          Secure Treatment        State                 Managed
Center                                                Facility
  Polk City, Florida (1997)

Reflections Treatment Agency          52       Secure Sexual Offender     State                  Leased
  Knoxville, Tennessee (1992)                         Facility

Snowden Cottage Academy               18         Non Secure Academy       State                 Managed
  Wilmington, Delaware (1997)                         Facility

Springfield Academy                  108         Non Secure Academy    State/Federal              Owned
  Springfield, South Dakota (1993)                    Facility



Summit View Youth Facility            96          Secure Treatment        State                 Managed
  Las Vegas, Nevada (2000)                            Facility

Tarkio Academy                       302           Secure Academy      Multi-State            Subleased
  Tarkio, Missouri (1994)                          Sexual Offender
                                                      Facility

Tarrant County Community             120           Secure Boot Camp       County                Managed
Correctional Center                                   Facility
  Mansfield, Texas (1992)(5)

Texarkana Boot Camp                  124           Secure Boot Camp    Multi-County/             Leased
  Texarkana, Texas (1998)                              Detention           State
                                                       Facility

Victor Cullen Academy                225            Secure Academy        State                 Managed
  Sabillasville, Maryland (1992)                       Facility

   ___________________

(1) Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) A managed facility is a facility for which CSC provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3) The Company's contract with the State will terminate March 31, 2001. At this time, the Company anticipates that it will then contract with other agencies for use of the Facility or sublease the bulding.
(4)  Operations will discontinue effective March 31, 2001.
(5) This facility is listed both as part of CSC's Adult Division and its Juvenile Division as the facility houses both adult and juvenile offenders.

FACILITY CHANGES DURING THE YEAR 2000

     During 2000, the Company discontinued its operations of the following adult facilities:

     1)   Crowley County Correctional Facility;
     2)   Central Oklahoma Correctional Facility;
     3)   South Fulton Municipal Jail;
     4)   Manhattan Community Corrections Facility;
     5)   LeMarquis Community Corrections Facility; and
     6)   McKinley County Jail

     The Company discontinued its operations of the following juvenile facilities during that same time period:

     1)   Camp Washington;
     2)   Everglades Academy;
     3)   Pompano Academy;
     4)   Woodward Academy; and
     5)   Cotulla County Boot Camp

     The Company began operations at the following facilities:

     1)   Bill Clayton Detention Center and
     2)   Summit View Youth Correctional Facility.

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

     As is standard in the industry, CSC's contracts are short term in nature, generally ranging from one to three years and contain multiple renewal options. Most facility contracts also generally contain clauses that allow the governmental agency to terminate a contract with or without cause, and are subject to legislative appropriation of funds.


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

     CSC's contracts generally require CSC to operate each facility in accordance with all applicable local, state and federal laws, and rules and regulations. In addition, adult facilities are generally required to adhere to the guidelines of the American Correctional Association ("ACA"). The ACA standards, designed to safeguard the life, health and safety of offenders and personnel, describe specific objectives with respect to administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. CSC believes the benefits of operating its facilities in accordance with ACA standards include improved management, better defense against lawsuits by offenders alleging violations of civil rights, a more humane environment for personnel and offenders and measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis. Several of our facilities are fully accredited by the ACA and certain other facilities currently are being reviewed for accreditation. It is the Company's goal to obtain and maintain ACA accreditation for all of its adult facilities, and for its juvenile facilities when applicable.


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


EMPLOYEES

     At March 26, 2001, CSC had approximately 4,200 employees, consisting of clerical and administrative personnel, security personnel, food service personnel and facility administrators.

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


EMPLOYEE TRAINING

     All jurisdictions require corrections officers and youth workers to complete a specified amount of training. Generally, CSC employees must undergo at least 160 hours of paid training before being allowed to work in a position that will bring them in contact with offenders or detainees. This training consists of approximately 40 hours relating to CSC policies, operational procedures, management philosophy and ethics and compliance training and 120 hours relating to legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills and job training relating to the specific tasks to be held. The Company believes that its training programs meet or exceed the applicable licensing requirements.


INSURANCE

     Each management contract with a governmental agency requires CSC to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage and to indemnify the contracting agency for claims and costs arising out of CSC's operations.

     CSC maintains general liability insurance in the amount of $5,000,000 and an umbrella policy in the amount of $25,000,000, covering itself and each of its subsidiaries. There can be no assurance that the aggregate amount and kinds of CSC's insurance are adequate to cover all risks it may incur or that insurance will be available in the future.

     In addition, CSC is unable to secure insurance for some unique business risks which may include, but not be limited to, riot and civil commotion, the acts of an escaped offender, and potentially some types of punitive damages.


REGULATION

     Generally, providers of correctional services must comply with a variety of applicable federal, state and local regulations, including educational, health care and safety regulations administered by a variety of regulatory authorities. Management contracts frequently include extensive reporting requirements. In addition, many federal, state and local governments are required to follow competitive bidding procedures before awarding a contract. Certain jurisdictions may also require the successful bidder to award subcontracts on a competitive bid basis and to subcontract to varying degrees with businesses owned by women or minorities.


Item 2.   Properties.
          ----------

     The Company  leases  office  space  for  its  corporate  headquarters  in
Sarasota,  Florida.   Additionally,  the  Company  leases  office  space for a
regional office in New York, New York.

     The Company also leases the space for the following facilities it manages: Lockhart Boot Camp, Hemphill County Juvenile Detention Center,
Reflections Treatment Agency, Tarkio Academy, Keweenaw Academy, Chanute Transition Center, Texarkana Boot Camp, Frio County Jail, Brooklyn Community Correctional Center, Bronx Community Correctional Center, Fort Worth Community Corrections Center, Salinas Treatment Center and Dickens County Correctional Center.

     The Company owns its facilities located in Florence, Arizona; Phoenix, Arizona; Chamberlain, South Dakota; Springfield, South Dakota; Elmore, Minnesota; portions of the Frio County, Texas facility; Forest Ridge, Iowa; portions of Eagle Lake, Texas expansion; and Newport News, Virginia.

Item 3.   Legal Proceedings.
          -----------------

     The nature of CSC's business results in numerous claims or litigation against CSC for damages arising from the conduct of its employees or others. Under the federal securities law and applicable SEC regulations, CSC is obligated to disclose lawsuits which involve a claim for damages in excess of 10% of its current assets notwithstanding CSC's belief as to the merit of the lawsuit and the existence of adequate insurance coverage.

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

          Results:

                             VOTES CAST   VOTES CAST               BROKER
             NAME             IN FAVOR     AGAINST      ABSTAIN  NON VOTES
             ----            ----------  ----------     -------  ---------


          Stuart M. Gerson     8,929,754    540,640         0         0
          Shimmie Horn         8,929,884    540,510         0         0
          James F. Slattery    8,929,884    540,510         0         0
          Aaron Speisman       8,929,871    540,523         0         0
          Richard P. Staley    8,929,767    540,627         0         0
          Melvin T. Stith      8,929,841    540,523         0         0
          Bobbie L. Huskey     8,929,767    540,627         0         0

     (2) To ratify the reappointment of Grant Thornton, LLP as Independent Auditors of the Company for the year ending December 31, 2000.

          Results:

          NUMBER OF VOTES      NUMBER OF VOTES
           CAST IN FAVOR         CAST AGAINST       ABSTAIN
           -------------         ------------       -------
             9,277,747              173,679          18,968

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.
          -------------------------------------------------------------

     The common stock of CSC is traded on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The following table sets forth, for the calendar quarters indicated, the high and low sale prices per share on the Nasdaq National Market, based on published financial sources.

                                           CSC Common Stock
                                              Sale Price
                                           ----------------
                                            High       Low
                                            ----       ---


           1999
               First Quarter               15 3/4   10 3/16
               Second Quarter              16 7/8   12 1/2
               Third Quarter               15 1/2    8 7/8
               Fourth Quarter              14 1/4    6 3/4

           2000
               First Quarter                5 1/4    3 3/4
               Second Quarter               5 7/8    2 25/32
               Third Quarter                5        3 1/8
               Fourth Quarter               3 7/8    1 5/8

     On December 31, 2000, there were 199 holders of record and approximately 4,275 beneficial shareholders registered in nominee and street name. The Company has paid no cash dividends in the past two years.

Item 6.   Selected Financial Data.
          -----------------------

     The information below is only a summary and should be read in conjunction with Correctional Services Corporation's historical financial statements and related notes (in thousands except per share data).

                                                                Year Ended December 31,
                                     2000      1999     1998(1)    1997      1996
                                     ----      ----     -------    ----      ----
Revenues                           $210,812  $233,918  $188,454  $175,933   $ 99,349
Operating expenses                  185,447   205,662   166,443   149,389     75,710
Startup costs (1)                       155     1,177     8,171       211          -
General and administrative           13,670    13,899    21,119    18,167     16,519
Merger costs and related
  restructuring charges                   -    12,052     1,109         -          -
Loss on sale of behavioral health         -         -         -    20,898
Other operating (income) expenses    (1,115)    1,874     2,327         -      3,329
Operating income (loss)              12,655      (746)  (10,715)  (12,732)     3,791
Interest expense, net                (3,157)   (3,069)   (2,611)   (2,381)    (3,317)
                                   ---------  --------  --------  --------   --------
Income (loss) before income taxes,
  extraordinary gain on
  extinguishment of debt and
  cumulative of change in
  accounting                          9,498    (3,815)  (13,326)  (15,113)       474
Income tax (provision) benefit       (3,710)     (429)    1,593     1,062       (323)
Income (loss) before extraordinary
  gain on extinguishment of debt
  and cumulative effect of change
  in accounting principle             5,788    (4,244)  (11,733)  (14,051)       151
Extraordinary gain on extinguishment
  of debt, net of tax of $467             -       716         -         -          -
Cumulative effect of change in
  accounting, net of tax of $3,180        -         -    (4,863)        -          -
                                   --------  --------  --------  --------   --------
Net earnings (loss)                $  5,788  $ (3,528) $(16,596) $(14,051)  $    151
                                   ========  ========  ========  ========   ========
Net earnings (loss) per share:
    Basic                          $   0.51  $  (0.31) $  (1.53) $  (1.32)  $   0.02
    Diluted                        $   0.51  $  (0.31) $  (1.53) $  (1.32)  $   0.01
Balance Sheet Data:
    Working capital                $ 18,831  $ 22,281  $ 23,167  $ 29,663   $ 36,355
    Total assets                     96,775   111,198   125,314   120,750    143,393
    Long-term debt, net of current
      portion                        16,338    33,497    44,288    33,379     38,633
    Shareholders' equity             53,738    50,738    51,006    65,503     71,818

   ___________________

(1) The 1998 amounts include the effect of the adoption of the AICPA Statement of Position 98-5, Accounting for Startup Costs. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          --------------------------------------------------------------------

GENERAL

     The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 32 facilities and approximately 4,300 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 13 facilities representing approximately 4,700 beds. On a combined basis, as of December 31, 2000, the Company provided services in 18 states and Puerto Rico, representing approximately 9,000 beds including aftercare services.

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

     The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility and care of the residents, which include salaries and benefits of administrative and direct supervision personnel, food, clothing, medical services and personal hygiene supplies. Other operating expenses are comprised of fixed costs, which consist of rent and lease payments, utilities, insurance, depreciation and professional fees.

     The Company also incurs costs as it relates to the start-up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues:

                                                         Percentage of Total Revenues
                                                         ----------------------------
                                                           Years Ended December 31,
                                                           ------------------------
                                                            2000     1999     1998
Revenues                                                   100.0%   100.0%   100.0%
                                                           ------   ------   ------
Facility expenses:
     Operating                                              88.0     87.9     88.4
     Startup costs                                           0.0      0.5      4.3
                                                           ------   ------   ------
Contribution from operations                                12.0     11.6      7.3
Other operating expenses:
     General and administrative                              6.5      5.9     11.2
     College Station closure costs                             -        -      1.2
     Merger costs and related restructuring charges            -      5.2      0.6
     Gain on sale of assets                                 (0.5)       -        -
     Write-off of deferred financing costs                     -      0.8        -
Operating income (loss)                                      6.0     (0.3)    (5.7)
Interest expense, net                                       (1.5)    (1.3)    (1.4)
                                                           ------   ------   ------
Income (loss) before income taxes, extraordinary gain
     on extinguishment of debt and cumulative effect
     of change in accounting principle                       4.5     (1.6)    (7.1)
Income tax (provision) benefit                              (1.8)    (0.2)     0.9
                                                           ------   ------   ------
Gain (loss) before extraordinary gain on extinguishment
      of debt and cumulative effect of change
      in accounting principle                                2.7     (1.8)    (6.2)
Extraordinary gain on extinguishment of debt, net of tax       -      0.3        -
Cumulative effect of change in accounting principle            -        -     (2.6)
                                                           ------   ------   ------
Net income (loss)                                            2.7%    (1.5)%   (8.8)%
                                                           ======   ======   ======


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue decreased by $23.1 million or 9.9% for the year ended December 31, 2000 to $210.8 million compared to the same period in 1999. The decrease was primarily due to:

     <circle> An increase of $1.3 million  generated  from  the  opening  of 2 juvenile facilities (248 beds).

     <circle> A net increase of $8.6 million generated from per diem rate and net occupancy level increases in existing facilities.

     <circle> A  decrease  of  $33.0  million  from  the  discontinuance of 16 programs (911 beds in 7 facilities discontinued in 2000, and 1,713 beds in 9 facilities discontinued in 1999.)

     Operating expenses decreased $20.2 million or 9.8% for the year ended December 31, 2000 to $185.4 million compared to the same period in 1999 primarily due to the closing of the 16 facilities mentioned above.

     As a percentage of revenues, operating expenses remained relatively constant, increasing to 88.0% for the twelve months ended December 31, 2000 from 87.9% for the twelve months ended December 31, 1999. Other factors impacting operating expenses were increased labor, insurance and utility costs.

     Startup costs were $155,000 for the twelve months ended December 31, 2000 compared to $1.2 million for the twelve months ended December 31, 1999. Startup costs for the twelve months ended December 31, 2000 were incurred related to the Salinas, Puerto Rico (144 beds) and Las Vegas, Nevada (96 beds) facilities. Startup for the twelve months ended December 31, 1999, related to the startup of the South Fulton, Georgia facility (288 beds), 300-bed expansion of the Crowley, Colorado facility and the 45 bed expansion of the Bayamon, Puerto Rico treatment facility

     General and administrative expenses decreased to $13.7 million for the twelve months ended December 31, 2000 from $13.9 million for the twelve months ended December 31, 1999. The decrease of $229,000 in general and administrative expenses was primarily attributable to:

     <circle>  Lower  costs associated with the full effect of the YSI  merger and a lower level of operations, primarily offset by a $927,000 increase in the reserve recorded against accounts receivable, including $700,000 reserved against a receivable from a not-for-profit entity.

     As a percentage of revenues, general and administrative expenses increased to 6.5% for the twelve months ended December 31, 2000 from 5.9% for the twelve months ended December 31, 1999. The increase in general and administrative expenses as a percentage of revenue is a result of the items noted above and the decrease in revenues related to the discontinued operations at the facilities noted above.

     During the first quarter of 1999, the Company recorded merger costs and related restructuring charges of approximately $12.1 million ($9.2 million, after taxes or $0.82 per share) for direct costs related to the merger with YSI and certain other costs resulting from the restructuring of the newly combined operations. Direct merger costs consisted primarily of fees to investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI; losses associated with the write-off of the carrying value of the software used by YSI, which will not be used by the Company and computer equipment that is incompatible with that used by the Company; and miscellaneous other costs which included the cancellation of lease agreements and other long-term commitments.

     In September 1999, the Company wrote off $1.9 million of unamortized deferred financing costs associated with the Company's previously established credit facility, which was repaid in full on September 1, 1999.

     The Company recognized a gain on  the  sale  of  assets  of  $1.1 million during the year-ended December 31, 2000 primarily related to the discontinuance of operations at the Crowley, Colorado and McLoud, Oklahoma facilities, and the sale of undeveloped land in Pacific, Washington. These gains were partially offset by the loss on the sale of the Tampa Bay Academy and the write-off of leasehold improvements due to the closure of the Manhattan, New York facility.

     Interest expense, net of interest income, was $3.2 million for the twelve months ended December 31, 2000 compared to $3.1 million for the twelve months ended December 31, 1999, a net increase in interest expense of $88,000. This increase resulted from a decrease in interest income as the Company used available funds to repay debt and repurchase common stock and increases in the Company's borrowing rates during 2000.

     For the twelve months ended December 31, 2000, the Company recognized an income tax provision of $3.7 million compared to an income tax provision of $429,000 for the twelve months ended December 31, 1999. The provision in 1999 principally arose from nondeductible permanent differences and the recognition of a valuation allowance for certain deferred tax assets. Additionally, $467,000 related to the extraordinary gain on extinguishment of debt associated with the YSI 7% Convertible Debt, was recognized for the twelve months ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue increased by $45.5  million  or 24.1% for the year ended December
31,  1999  to  $233.9 million compared to the  same  period  in  1998.   These
increases were primarily due to:

     <circle> An  increase  of  $51.1 million generated from the opening of 11 juvenile  facilities  (1,546 beds) and 7 adult facilities (4,283 beds).
     <circle> A net increase of $4.7  million generated from per diem rate and occupancy level increases in existing facilities.
     <circle> A  decrease  of $10.3 million  from  the  discontinuance  of  7 programs (956 beds.)

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

     Startup costs were $1.2 million for the twelve months ended December 31, 1999 compared to $8.2 million for the twelve months ended December 31, 1998. Startup for the twelve months ended December 31, 1999, related to the startup of the South Fulton, Georgia facility (288 beds), 300-bed expansion of the Crowley, Colorado facility and the 45 bed expansion of the Bayamon, Puerto Rico treatment facility. During the twelve months ended December 31, 1998, there were fourteen facilities (5,596 beds) generating start up costs.

     General and administrative expenses decreased from $21.1 million for the twelve months ended December 31, 1998 to $13.9 million for the twelve months ended December 31, 1999. The decrease of $7.2 million in general and administrative expenses was primarily attributable to:

     <circle> A $4.9 million reduction of deferred development costs.
     <circle> A $1.1 million write-off on the  fourth  quarter of 1998 related to the buyout of a YSI training contract.
     <circle> The reduction of the administrative staff of the YSI subsidiary.
     <circle> The  synergies  realized  from the  merger including  costs  for insurance, office expenses and travel.

     As a percentage of revenues, general and administrative expenses decreased to 5.9% for the twelve months ended December 31, 1999 from 11.2% for the twelve months ended December 31, 1998. The decrease in general and administrative expenses as a percentage of revenue is a result of the items noted above and leveraging of the remaining costs over a larger revenue base.

     The Company recorded a charge of $2.3 million in the twelve months ended December 31, 1998 relating to anticipated losses in connection with the College Station program that the Company closed on September 15, 1998.

     During the first quarter of 1999, the Company recorded merger costs and related restructuring charges of approximately $12.1 million ($9.2 million, after taxes or $0.82 per share) for direct costs related to the merger with YSI and certain other costs resulting from the restructuring of the newly combined operations. Direct merger costs consisted primarily of fees to investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI; losses associated with the write-off of the carrying value of the software used by YSI, which will not be used by the Company and computer equipment that is incompatible with that used by the Company; and miscellaneous other costs which included the cancellation of lease agreements and other long-term commitments.

     The Company incurred $1.1 million in merger related charges during the twelve months ended December 31, 1998 in connection with the CSC and YSI merger. In addition, a small portion of the merger charges related to costs associated with the pooling transaction with CCI which was consummated on June 30, 1998.

     In September 1999, the Company wrote off $1.9 million of unamortized deferred financing costs associated with the Company's previously established credit facility, which was repaid in full on September 1, 1999.

     Interest expense, net of interest income, was $3.1 million for the twelve months ended December 31, 1999 compared to $2.6 million for the twelve months ended December 31, 1998, a net increase in interest expense of $.5 million. This increase resulted from borrowings on the Company's credit facility to finance the growth of the Company.

     For the twelve months ended December 31, 1999 the Company recognized an income tax provision of $429,000 and an income tax provision of $467,000 related to the extraordinary gain on extinguishment of debt associated with the YSI 7% Convertible Debt. For the twelve months ended December 31, 1998 the Company recognized a benefit for income taxes of $1.6 million and an income tax benefit of $3.2 million related to the cumulative effect of change in accounting principle representing an effective tax benefit of 32.4%. The increase in the effective tax rate was a result of expensing certain merger costs that are non-deductible for tax purposes.

     In September 1999, the Company recorded an extraordinary gain on the early extinguishment of debt of $716,000 (net of tax of $467,000). In anticipation of entering into the new financing arrangement, the Company agreed with certain holders of the 7% Convertible Subordinated Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the new credit facilities. The agreed upon redemption price was equal to 90% of the original principal amount plus accrued but unpaid interest. In September 1999, the Company used approximately $14.8 million of its available credit to redeem $16.3 million face value of Debentures leaving a balance of $14.2 million.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through bank borrowings, private placements, the sale of public securities and cash generated from operations.

     The Company had working capital at December 31, 2000 of $18.8 million compared to $22.3 million at December 31, 1999. The Company's current ratio decreased to 1.70 to 1 at December 31, 2000, from 1.83 to 1 at December 31, 1999. The decrease in the current ratio is attributable to cash used to pay down debt and the purchase of treasury stock, partially offset by other changes in working capital.

     Net cash of $10.0 million was provided by operating activities for the year ended December 31, 2000 as compared to $6.5 million provided by operations for the year ended December 31, 1999. The $3.5 million change was attributed primarily to:

     <circle>  The  payment  of  cash  expenses  related to the merger of $7.7 million in 1999.
     <circle>  The  reduction  in accrued liabilities  related  to  a  monthly resident fee that is contractually prepaid, but was paid by the customer after December 31, 2000.
     <circle>  A  decrease   in  accrued  expenses  and  accounts  payable  of
               approximately $1.8 million during 2000.
     <circle>  The payment of $1.2  million  for Federal and State income taxes in 2000.

     Net cash of $326,000 was provided by investing activities during the year ended December 31, 2000 as compared to $2.8 million being used in the year ended December 31, 1999. The $3.1 million increase in cash provided was primarily attributable to proceeds from the sale of assets in 2000.

     Net cash of $17.3 million was used in financing activities in the year ended December 31, 2000 as compared to $4.3 million used in financing activities in the year ended December 31, 1999. During 2000 the Company's primary financing activities consisted of:

     <circle> Net repayment of senior debt of $750,000.
     <circle> Repayment of subordinated debt of $14.2 million.
     <circle> Repurchase of common stock of $2.8 million.

     During 1999 the Company's primary funding activities consisted of:

     <circle> Proceeds of $3.3 million from the exercise of stock warrants and options.
     <circle> Net proceeds from senior debt of $11.9 million.
     <circle> Redemption of subordinated debt totaling $17.5 million.
     <circle> Payment of debt issuance costs of $2.4 million.

     On August 31, 1999, the Company finalized a financing arrangement with Summit Bank, N.A, which was amended in November 2000. The amendment to the Credit Agreement will allow the Company the option of utilizing a percentage of both: (i) excess cash flow (as defined by the agreement) and (ii) the proceeds of the sale of certain assets, to repurchase Company stock in furtherance of the Company's stock repurchase plan (see Treasury Stock below). Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria (which were also amended). The amended Credit Agreement is effective retroactive to September 30, 2000. The Company is in compliance with the amended loan covenants as of December 31, 2000. This financing arrangement is secured by all of the assets of the Company and consists of the following components:

<circle>$25 million (as amended) revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At December 31, 2000 the Company had $10.0 million outstanding under the revolving line of credit.

<circle>$20 million delayed drawdown credit facility which provided  the
        Company with additional financing to be used to fund the redemption of the outstanding 7% Convertible Subordinated Debentures due March 31, 2000 that were issued by Youth Services International, Inc., a subsidiary of the Company (the "Debentures"). At December 31, 2000, the Company had $12.7 million outstanding on the delayed drawdown credit facility.

<circle>$35 million (as amended) in financing which may be used  to  purchase land and property and to finance the construction of new facilities through an operating lease arrangement. The Company currently has approximately $24.9 million outstanding under this operating lease financing facility.

     The $25 million revolving line of credit and the $35 million operating lease financing facility mature on August 31, 2002. They bear a variable rate of interest on a margin over the prime rate or LIBOR rate. The margin is determined by the ratio of funded debt to adjusted EBITDA and ranges from 1.0% to 2.0% for prime rate and from 2.5% to 3.5% for LIBOR rate loans. The Company has the discretionary ability to elect either prime rate or LIBOR rate.

     The $20 million Delayed Drawdown note matures March 31, 2003. This credit facility bears interest at 1% over the prime rate with payments of principal and interest payable quarterly.

     The Company's ability to compete for future capital intensive projects and repurchase stock is dependent upon, among other things, its ability to meet certain financial covenants included in the Credit Agreement. A continued decline in the Company's financial performance, as a result of decreased occupancy or an increase in operational expenses, could negatively impact the Company's ability to meet these covenants, and could, therefore, limit the Company's access to capital or ability to repurchase stock.

7% CONVERTIBLE SUBORDINATED DEBENTURES

     On March 31, 1999, in connection with the merger, the Company assumed $32.2 million of 7% Convertible Subordinated Debentures Due February 1, 2006 originally issued during the year ended June 30, 1996 by YSI. Due to certain provisions in the indenture, the change of control as a result of the merger enabled the holder to demand immediate redemption by the Company. Agreements were reached with certain holders representing $30.5 million of the total debt to defer payment until March 31, 2000.

     In anticipation of entering into the credit facilities with Summit Bank, the Company agreed with certain holders of the Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the credit facilities at a redemption price equal to 90% of the original principal amount thereof, plus accrued but unpaid interest. The Company used approximately $14.8 million of its available credit under the Delayed Drawdown facility and other resources to redeem $16.3 million face value of these Debentures. A total of $1.7 million was repaid from working capital during the second quarter of 1999. An additional $312,000 was paid on the delayed drawdown facility in December leaving an available balance of $5.6 million at December 31, 1999 to be used to redeem additional Debentures on or before March 31, 2000.

     Substantially all of the remaining $14.2 million in principal amount of these Debentures was paid on March 31, 2000 at 100% of the original principal amount. As of December 31, 2000, $10,000 remains outstanding pending receipt of the original Debentures from the Debenture holders.

TREASURY STOCK

     On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. In conjunction with the stock repurchase plan, the Company renegotiated its Credit Agreement (see above). The Company repurchased 1.1 million shares during the quarter ended December 31, 2000.


                                 RISK FACTORS

     Investors should carefully consider the following factors that may affect future results, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" on page 3 of this Annual Report on Form 10-K. The factors listed below represent certain important factors the Company believes could cause such results to differ. These factors are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extend than indicated.

DECREASES IN OCCUPANCY LEVELS AT OUR FACILITIES OR RISING COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     While the non-personnel cost structures of the facilities we operate are relatively fixed, a substantial portion of our revenues are generated under facility management contracts with government agencies that specify a net rate per day per inmate or a per diem rate, with no minimum guaranteed occupancy levels. Under this per diem rate structure, a decrease in occupancy levels may have a material adverse effect on our financial condition, results of operations and liquidity. We are each dependent upon the governmental agencies with which we have management contracts to provide inmates for, and maintain the occupancy level of, our managed facilities. We cannot control those occupancy levels. In addition, our ability to estimate and control our costs with respect to all of these contracts is critical to our profitability.

     During 2000, the Company experienced a significant decline in the occupancy levels of certain of its facilities, which has caused its contributions from operations to decline. Occupancy levels may decline at the

Company's facilities in the future and facilities might not reach occupancy levels required to produce profitability. In addition, personnel expenses are a material cost of the Company's operation.

THE NON-RENEWAL OR TERMINATION OF OUR FACILITY MANAGEMENT CONTRACTS, WHICH GENERALLY RANGE FROM ONE TO THREE YEARS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     As is typical in our industry, our facility management contracts are short-term, generally ranging from one to three years, with renewal or extension options as well as termination for convenience clauses in favor of the contracting governmental agency. Many YSI contracts renew annually. Our facility management contracts may not be renewed or our customers may terminate such contracts in accordance with their right to do so. The non-renewal or termination of any of these contracts could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others. Of the multi-year contracts in place as of December 31, 2000, seventeen contracts representing approximately 2,700 beds are up for renewal in 2001.

     A contracting governmental agency often has a right to terminate a facility contract with or without cause by giving us adequate notice. At times a contracting government agency may notify us that we are not in compliance with certain provisions of a facility contract. Our failure to cure any such noncompliance could result in termination of the facility contract, which could materially adversely affect our financial condition, results of operations and liquidity. If a governmental agency does not receive necessary appropriations, it could terminate its contract or reduce the management fee payable to us. Even if funds are appropriated, delays in payments may occur which could have a material adverse effect on our financial condition, results of operations and liquidity. We currently lease many of the facilities that we manage. If a management contract for a leased facility were terminated, we would continue to be obligated to make lease payments until the lease expires.

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

OPPOSITION TO FACILITY LOCATION MAY ADVERSELY IMPACT THE COMPANY'S ABILITY TO DEVELOP SITES FOR NEW FACILITY LOCATIONS.

     The Company's success in opening new facilities is dependent in part upon its ability to obtain facility sites that can be leased or acquired on economically favorable terms. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Certain facilities are already located in or adjacent to such areas and, in one instance, the Company abandoned its plan to expand a facility after consulting with community leaders who raised concerns about the expansion. There can be no assurance the Company will be able to open new facilities or expand existing facilities in any particular location.

ADVERSE PUBLICITY COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's business is subject to public scrutiny. An escape, riot or other disturbance at a Company-managed facility or another privately-managed facility may result in publicity adverse to the Company and the industry in which it operates, which could materially adversely affect the Company's business.

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

INSURANCE COVERAGE MAY BE INADEQUATE OR UNAVAILABLE TO COVER POTENTIAL LIABILITY RELATED TO MANAGEMENT OF CORRECTIONAL AND DETENTION FACILITIES OR ITS COSTS MAY ADVERSELY AFFECT RESULTS OF OPERATIONS.

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

     The Company continues to incur increased costs for insurance. Workers' compensation and general liability insurance represent significant costs to the Company.

STAFF RECRUITMENT DIFFICULTIES MAY IMPACT OPERATIONS.

      Many of our facilities are located in areas where there are smaller populations and/or where there are more jobs than available workers. Our choice of employees is further limited by our drug free workplace status, and licensure and other policy prohibitions against hiring individuals with past criminal histories. However, many of our contracts require the Company to have certain numbers and certain types of employees on duty at the facility at all times. Although the Company makes rigorous efforts to recruit and retain a sufficient work force, it is sometimes unable to achieve adequate staffing without significant overtime expense. This additional expense may adversely effect the Company's results.


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

                                                        Expected Maturity Dates
                                                        -----------------------
                                                                            There             Fair
                                    2001     2002    2003    2004    2005   after   Total    Value
                                    ----     ----    ----    ----    ----   ----    -----    -----
Fixed rate debt
 (in thousands)                     6,679    6,029       3       3       4    299   13,017   13,017
                                    =====   ======   =====   =====   =====  =====   ======   ======
Weighted average Interest
 Rate at December 31, 2000   10.49%
                             ======

Variable rate LIBOR
debt (in thousands)                     -   10,000       -       -       -      -   10,000   10,000
                                    =====   ======   =====   =====   =====  =====   ======   ======
Weighted average interest
 Rate at December 31, 2000    9.15%
                              =====

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

     The information required by this item is contained on Pages F-1 through F-27 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          ---------------------------------------------------------------

     None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

     Information Regarding Directors and Officers

          The following table sets forth the Directors and Executive Officers of the Company, together with their respective ages and positions.

Name                                Age  Position with CSC
----                                ---  -----------------

James F. Slattery(1)                 51  President, Chief Executive Officer and
                                         Chairman of the Board
Michael C. Garretson                 53  Executive Vice President and
                                         Chief Operating Officer
Ira M. Cotler                        37  Executive Vice President and
                                         Chief Financial Officer
Aaron Speisman                       52  Executive Vice President and Director
Richard P. Staley                    69  Senior Vice President and Director
Stuart M. Gerson(1)(2)(3)(4)(5)      57  Director
Shimmie Horn(2)                      28  Director
Bobbie L. Huskey(2)(4)(5)            52  Director
Melvin T. Stith(3)(4)(5)             54  Director


(1) Member of the Rights Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Stock Options Committee
(5) Member of the Strategic Alternatives Committee

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

     Michael C. Garretson joined the Company in August 1994 as its Vice President of Business Development. In October 1995, he became the Director of Planning and Economic Development for the City of Jacksonville, Florida and served in such position until rejoining the Company in January 1996, during which period he also acted as a consultant to the company. Mr. Garretson was elected Executive Vice President and Chief Operating Officer in March 1996. From September 1993 to August 1994, Mr. Garretson was Senior Vice President of Wackenhut Corrections Corporation and from August 1990 to August 1993 was Director of Area Development for Euro Disney S.C.A.

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

     Bobbie L. Huskey was a director of Youth Services International, Inc., which was acquired by CSC in March 1999, at which time Ms. Huskey became a director of the Company. Ms. Huskey has been president of Huskey & Associates since 1984 and has 29 years in corrections, specializing in juvenile justice planning, facilities and program development. She has served as a consultant to more than one-half of the states in the U.S. Ms. Huskey has hands-on experience in juvenile justice facilities, having worked with delinquent girls in a treatment facility in Kentucky and has served in executive leadership positions in corrections in Virginia, Indiana and Chicago. She has held every elective office in the American Correctional Association, including president, and was a member of the association's executive committee for 12 years. Ms. Huskey has authored numerous articles and appeared on national news programs discussing corrections and juvenile justice issues. She has won national awards including the E.R. Cass Award for outstanding achievement in the correctional field.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended December 31, 2000, the Company believes that the Reporting Persons complied with all filing requirements applicable to them.

Item 11.  Executive Compensation.
          ----------------------

     The following table sets forth a summary of the compensation paid or accrued by CSC during the three fiscal years ended December 31, 2000, 1999 and 1998 with respect to CSC's Chief Executive Officer and for CSC's executive officers whose total cash compensation for 2000 exceeded $100,000 (the "Named Executives"):

                          SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                             Annual Compensation                            Compensation
                             -------------------                            ------------
                                                                       Number of
                                                        Other Annual  Securities    All Other
                                      Salary     Bonus  Compensation  Underlying  Compensation
Name and Principal Position    Year     ($)       ($)      ($)(1)       Options        (2)
---------------------------    ----   -------    -----  ------------  ----------  ------------


James F. Slattery              2000   288,744   160,000     4,311            0        29,109
  Chairman, Chief              1999   270,000   200,000    11,815       40,000         9,625
  Executive Officer            1998   260,519   200,000    11,815      150,000        18,365
  and President

Michael Garretson(3)           2000   213,692         0     5,077(3)         0           516
  Executive Vice President,    1999   194,307         0    12,000(3)         0           292
  Chief Operating Officer      1998   128,814    75,000    12,000(3)         0           292

Ira Cotler                     2000   208,461    23,334     6,000            0            76
  Executive Vice President,    1999   191,077    82,827     6,000       25,000            67
  Chief Financial Officer      1998   141,431    75,000     6,000            0            67

-----------------
(1) Consists of car lease payments.
(2) Consists of life insurance premiums.
(3) Also includes housing allowance.

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

     Also, on September 29, 1999, CSC entered into a Change in Control Agreement with Mr. Slattery which provides for payments of specified benefits to Mr. Slattery in the event his employment terminates under specified circumstances following a change in control of CSC. For the purposes of this agreement, a change in control is deemed to take place whenever:

<circle>for any  period  of  two  consecutive  years  beginning  on  any  date from and after September 29, 1999, if the Board of Directors at any time during or at the end of such period is not comprised so that a majority of the directors are either (i) individuals who constitute the Board of Directors at the beginning of such period or (ii) individuals who joined the Board during such period who were elected or nominated for election pursuant to a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved (but not including, for purposes of (i) or
        (ii), a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause
        (B) of Subsection 1(b) of the Change in Control Agreement relating to stockholder approval of a merger, share exchange or consolidation of the Company);
<circle>the  stockholders  of   CSC  approve  a  merger,   share  exchange  or
        consolidation of CSC with or into any other corporation wherein immediately following such merger, the stockholders of CSC prior to the transaction own less than 51% of the outstanding voting stock of CSC (if it is the survivor of the transaction) or the surviving entity; or
<circle>the  stockholders  of  CSC  approve  a  plan  of  complete liquidation of CSC or an agreement for the sale or disposition by CSC of all or substantially all CSC's assets.

     Benefits made available to Mr. Slattery under the terms of the change in control agreement in the event that his employment is terminated under the above specified circumstances may include:

<circle>payment  of  his  full  base  salary  through  the date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which Mr. Slattery is entitled under his employment agreement or pursuant to any plan of CSC in which he is participating at the time of termination;
<circle>a lump  sum  severance  payment  equal  to  the sum of (A) three times
        Mr. Slattery's annual base salary and incentive bonus in effect immediately prior to the occurrence of the change in control and (B) $1,000,000 as payment for Mr. Slattery's agreement to extend his agreement not to compete under his employment agreement to four years following the date of termination;
<circle>any  deferred  compensation  allocated  or  credited  to  Mr. Slattery or his account as of the date of termination;
<circle>Certain  additional  payments  to cover  any  excise  tax  imposed  by
        Section 4999 of the Internal Revenue Code;
<circle>maintenance  of  life,  disability,  accident   and  health  insurance
        benefits substantially similar to those that Mr. Slattery was receiving immediately prior to the notice of termination, for the period beginning on the date of termination and ending on the earlier of (A) the end of the 36th month after the date of termination or (B) the date Mr. Slattery becomes eligible for such benefits under any plan offered by an employer with which he is employed on a full-time basis; and
<circle>All   benefits  payable   to  Mr.  Slattery   under   any   applicable
        retirement, thrift, and incentive plans as well as any other plan or agreement sponsored by CSC or any of its subsidiaries relating to retirement benefits.

     On December 5, 1998 CSC entered into a new three year employment agreement with Mr. Garretson, which provides for minimum annual compensation of $200,000, annual salary increases, automobile allowances, reimbursement of business expenses, health or disability insurance, and related benefits. The agreement also entitles Mr. Garretson to an annual bonus of $100,000 in the first year and $110,000, and $120,000 in the second and third years respectively, provided that the CSC's total bed count at each year end exceeds certain amounts.

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

     Benefits made available to Mr. Cotler under the terms of the change in control agreement in the event that his employment is terminated under the above specified circumstances may include:

<circle>Payment of  his  full  base  salary  through  the  date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which Mr. Cotler is entitled under his employment agreement or pursuant to any plan of CSC in which he is participating at the time of termination;
<circle>A  lump  sum  severance  payment  equal  to  the sum of (A) 2.99 times
        Mr. Cotler's annual base salary in effect immediately prior to the occurrence of the change in control and (B) $600,000 as payment for Mr. Cotler's agreement to extend his agreement not to compete under his employment agreement to three years following the date of termination;
<circle>Any  deferred  compensation  allocated  or  credited  to Mr. Cotler or his account as of the date of termination, Certain additional payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code;
<circle>Maintenance  of  life,  disability,  accident  and  health   insurance
        benefits substantially similar to those that Mr. Cotler was receiving immediately prior to the notice of termination, for the period beginning on the date of termination and ending on the earlier of (A) the end of the 36th month after the date of termination or (B) the date Mr. Cotler becomes eligible for such benefits under any plan offered by an employer with which he is employed on a full-time basis; and
<circle>All   benefits   payable   to   Mr.   Cotler   under   any  applicable
        retirement, thrift, and incentive plans as well as any other plan or agreement sponsored by CSC or any of its subsidiaries relating to retirement benefits.

STOCK OPTIONS

     The following table sets forth the value of unexercised stock options held by the Named Executives. No options were exercised by the Named Executives in 2000:

                      OPTION VALUES AT DECEMBER 31, 2000

                    Number Of Shares Underlying   Value Of In-The Money Options
                        Options At Year End                 At Year End
  Name               Exercisable/Unexercisable      Exercisable/Unexercisable
  ----              ---------------------------   -----------------------------
James F. Slattery         113,334/76,666                       $0/$0
Mike Garetson              90,000/0                            $0/$0
Ira Cotler                116,667/8,333                        $0/$0

Item 12.  Security Ownership of Certain Beneficial Ownership and
          Management.
          ------------------------------------------------------

     The following table sets forth the beneficial ownership of the Common Stock on December 31, 2000 by (i) each person known by the Company to own beneficially more than five percent of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" of this Annual Report on Form 10-K, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:


                                       Number of    Acquirable       Percent
Name and Address Of Beneficial Owner    Shares   within 60 Days**  Outstanding
------------------------------------   --------- ----------------  -----------

Esther Horn(1)                         637,175               -        6.2%
James F. Slattery(1)                   772,600         113,334         8.6
Aaron Speisman(1)                      427,485          13,334         4.3
Jennifer Anna Speisman 1992 Trust(1)    83,438               -           *
Joshua Israel Speisman 1992 Trust(1)    83,438               -           *
Ira M. Cotler(1)                        18,518(2)      108,334         1.2
Richard P. Staley(1)                     9,450          15,001           *
Michael C. Garretson(1)                      -          90,000           *
Stuart Gerson(1)                         1,000          42,500           *
Melvin T. Stith(1)                           -          27,500           *
Shimmie Horn(1)                         14,312          22,500           *
Bobbie L. Huskey(1)                      1,206          17,500           *
Dimensional Fund Advisors, Inc.(3)     653,387               -         6.4
All officers and directors as a
  group (eight persons)              1,411,447         450,003        18.2

---------------
*   Less than 1%
** Consists of shares issuable upon exercise of options unless otherwise noted.
(1) Address is c/o Correctional Services Corporation, 1819 Main Street, Suite 1000, Sarasota, Florida 34236.
(2) Includes 2,612 shares of CSC common stock owned by his wife, as to which he disclaims beneficial ownership.
(3) Address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Based on a Schedule 13G filed with the SEC by Dimensional Fund Advisors, Inc. on February 2, 2001, Dimensional Fund Advisors, Inc. has sole voting power to vote or direct the vote for 653,387 shares.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     During the year 2000, the Company subleased a building located at 12-16 East 31st Street, New York, New York from LeMarquis Operating Corp. ("LMOC"), a corporation owned 25% by Ester Horn and 8% by James F. Slattery. The Company used the space in the building for the Manhattan and New York Community Corrections programs. The Company has ceased its operations of these programs.

     LMOC leases this building from an unaffiliated party at a current base monthly rental of approximately $16,074 (the "Base Rent"), plus taxes, currently approximately $14,000, and water and sewer charges, currently approximately $3,500, for a total monthly rental of approximately $33,000. The Company was able to use as much of the building as it required for its business subject to the rights of certain residential subtenants to remain in the building. These rights include the right to housing at a predetermined rental for an indefinite period of time pursuant to New York State rent stabilization laws.

     As a result of the lease negotiations, under a sublease dated as of January 1, 1994, since May 1, 1995, the Company has paid rent of $18,000 per month above the rent paid by LMOC to the building's owner for a total monthly rent of approximately $51,420. The Company has, to date, invested $739,000 in leasehold improvements and will not receive any credit, in terms of a reduction in rent or otherwise, for these improvements. The terms of this sublease were not negotiated at arm's length due to the relationship of Mrs. Horn and Mr. Slattery with both the Company and LMOC.
The negotiation of the sublease, including the renewal terms, was requested by the Representative of the Underwriters of the Company's February 2, 1994 initial public offering to substantially track the renewal terms of the Company's management contract. The negotiations were not subject to the board resolution, adopted subsequent to the negotiations, relating to affiliated transactions, although the terms were approved by all of the directors. The initial term of the Company's sublease expired April 30, 1995, and its first renewal term expired April 30, 2000. The sublease contained two additional successive five-year renewal options beginning May 1, 2000. The Company chose not to exercise the options and instead occupied the building as a holdover tenant until its complete cessation of operations on December 31, 2000.

     The Company had previously paid $40,000 to LMOC for the renewal options. These renewal options were separately negotiated between the Board of Directors of the Company and LMOC. Mr. Slattery participated in such negotiations. Mrs. Horn and Mr. Slattery will receive their proportionate shares of rents received by LMOC under the terms of this sublease.

     Previously, residential and commercial tenants of this building paid rent to LeMarquis Enterprise Corp. ("Enterprises"), a company owned 30% by Mrs. Horn, 28% by Mr. Slattery and 25% by Mr. Speisman, and Enterprises paid all expenses of operating the residential and commercial portions of the building as well as a portion of the overall expenses of the building. As of February 1994 and until December, 2000, however, all of the building's revenues, including rent from the residential and commercial tenants are now received and expenses paid by the Company.

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

     On November 29, 2000, Youth Services International Real Property Partnership, L.L.C., a wholly-owned subsidiary of the Company, entered into an agreement to sell real property located at 12012 Boyette Road, Riverview, Florida to a two-person Florida based partnership. Aaron Speisman, a director of CSC, is a member of that partnership. This contract was reviewed by the independent directors of the Company and deemed to be at arm's length.

     The sale closed on December 29, 2000, and the partnership agreed to pay the Company $3,940,000. A portion of the purchase price was paid by a promissory note guaranteed by the members of the partnership in the amount of $480,000. The promissory note is to be paid in full no later than September 1, 2001.

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

     In October 1989, a subsidiary of the Company, entered into an employment agreement with William Banks. Under this agreement, Mr. Banks was responsible for developing and implementing community relations projects on behalf of the Company and for acting as a liaison between the Company and local community and civic groups who may have concerns about Company's facilities being established in their communities, and with government officials throughout the State of New York. As compensation, Mr. Banks received 3% of the gross revenue from all Federal Bureau of Prisons, state and local correctional agency contracts within the State of New York with a guaranteed minimum monthly income of $4,500. In December 1993, Mr. Banks agreed to become a consultant to the Company upon the same terms and conditions in order to accurately reflect the level and nature of the services he provided. In 1999 and 2000, Mr. Banks earned approximately $272,000 and $281,000 respectively.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               The consolidated statements of the Company are included on pages F-1 through F-27 of this Form 10-K.

          (2) The financial statement schedules prescribed by this Item 14 are not required.

          (3) Exhibits (All referenced herein to "SEC" shall mean the U.S. Securities and Exchange Commission.)

     (b) The Company filed a Form 8-K Report on November 10, 2000, relating to the First Amendment of its August 31, 1999, Credit Agreement with Summit Bank, N.A.

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

* 10.75 Change in Control Agreement dated September 29, 1999 between CSC and James F. Slattery.(13)
  10.114 Construction/Installment Purchase and Management Services Contract by and among CSC, the State of Nevada, Department of Human Resources, Nevada Real Property Corporation and Clark & Sullivan Constructors-Rite of Passage, Inc. dated February 2, 1999.(36)
  21      List of Subsidiaries
  23.1    Consent   of   Grant   Thornton  L.L.P.,  CSC's  independent  public
          accountants.
  27.     Financial Data Schedule
------------------

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

Dated: April 2, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                         Date


/s/ James F. Slattery       President, Chief Executive Officer
James F. Slattery           and Chairman of the Board            April 2, 2001


/s/ Ira M. Cotler           Executive Vice President,
Ira M. Cotler               and Chief Financial Officer          April 2, 2001


/s/ Aaron Speisman          Executive Vice President
Aaron Speisman              and Director                         April 2, 2001


/s/ Richard Staley          Senior Vice President
Richard Staley              and Director                         April 2, 2001


/s/ Stuart Gerson           Director                             April 2, 2001
Stuart Gerson


/s/ Shimmie Horn            Director                             April 2, 2001
Shimmie Horn


/s/ Bobbie L. Huskey        Director                             April 2, 2001
Bobbie L. Huskey


/s/ Melvin T. Stith         Director                             April 2, 2001
Melvin T. Stith

                              C O N T E N T S


                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        F-1

  Consolidated Balance Sheets as of December 31, 2000 and 1999            F-2

  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999 and 1998                                     F-3

  Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998                                     F-4

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998                                     F-5

  Notes to Consolidated Financial Statements                         F-6-F-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Correctional Services Corporation


We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and consolidated cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

We previously audited and reported on the consolidated statements of operations, stockholders' equity and cash flows of Correctional Services Corporation and Subsidiaries for the year ended December 31, 1998 prior to their restatement for the 1999 pooling of interests. The contribution of Correctional Services Corporation and Subsidiaries to revenues for the year ended December 31, 1998 represented 52.0 percent of the respective restated totals. Separate financial statements of the other company included in the 1998 restated statements of operations, stockholders' equity and cash flows were audited and reported on separately by another auditor. We also audited the combination of the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note A of the notes to the consolidated financial statements.


                              /s/  GRANT THORNTON LLP

Tampa, Florida
March 2, 2001

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)

ASSETS                                                        December 31,
                                                            ----------------
                                                              2000     1999
                                                            -------  -------
CURRENT ASSETS
  Cash and cash equivalents                                 $   133  $  7,070
  Restricted cash                                                92       192
  Accounts receivable, net of allowance for doubtful
    accounts of $1,718 and $1,380 for December 31,
    2000 and 1999, respectively                              36,976    35,768
  Notes receivable                                            3,730         -
  Deferred tax asset                                          1,926     3,227
  Prepaid expenses and other current assets                   2,673     2,987
                                                            -------   -------
     Total current assets                                    45,530    49,244

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET          39,543    47,972

OTHER ASSETS
  Deferred tax asset                                          5,431     7,060
  Goodwill, net                                               1,049     1,428
  Other                                                       5,222     5,494
                                                            -------   -------

                                                            $96,775  $111,198
                                                            =======  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                          $ 5,338  $  3,124
  Accrued liabilities                                        14,682    18,836
  Current portion of subordinated debt                           10     3,797
  Current portion of senior debt                              6,669     1,206
                                                            -------  --------
     Total current liabilities                               26,699    26,963

LONG-TERM SENIOR DEBT                                        16,338    22,551
SUBORDINATED DEBENTURES                                           -    10,393
LONG-TERM PORTION OF FACILITY LOSS RESERVES                       -       553

COMMITMENTS AND CONTINGENCIES                                     -         -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000 shares
     aurhorized, none issued and outstanding                      -         -
Common Stock, $.01 par value, 30,000 shares authorized,
  11,373 and 10,249 shares issued and outstanding,
  respectively,in 2000 and 11,373 shares issued and
  outstanding in 1999                                           114       114
  Additional paid-in capital                                 82,797    82,807
  Accumulated deficit                                       (26,395)  (32,183)
  Treasury stock, at cost                                    (2,778)        -
                                                           --------  --------
                                                             53,738    50,738
                                                           --------  --------

                                                            $96,775  $111,198
                                                           ========  ========


  The accompanying notes are an integral part of these financial statements.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)


                                                    Year Ended December 31,
                                                    ----------------------
                                                  2000       1999      1998
                                                --------   --------  --------
Revenues                                        $210,812   $233,918   $188,454
                                                --------   --------   --------
Facility expenses:
     Operating                                   185,447    205,662    166,443
     Startup costs                                   155      1,177      8,171
                                                --------   --------   --------
                                                 185,602    206,839    174,614
                                                --------   --------   --------
Contribution from operations                      25,210     27,079     13,840
Other operating expenses:
     General and administrative                   13,670     13,899     21,119
     (Gain) loss on sale of assets                (1,115)         -          -
     College Station closure costs                     -          -      2,327
     Merger costs and related restructuring
       charges                                         -     12,052      1,109
     Write-off of deferred financing costs             -      1,874          -
                                                --------   --------   --------
Operating income (loss)                           12,655       (746)   (10,715)

Interest expense, net                             (3,157)    (3,069)    (2,611)
                                                --------   --------   --------
Income (loss) before income taxes,
     extraordinary gain on extinguishment
     of debt and cumulative effect of
     change in accounting principle                9,498     (3,815)   (13,326)
Income tax (provision) benefit                    (3,710)      (429)     1,593
                                                --------   --------   --------
Income (loss) before extraordinary gain on
     extinguishment of debt and cumulative
     effect of change in accounting
     principle                                     5,788     (4,244)   (11,733)
Extraordinary gain on extinguishment of debt,
     net of tax of $46                                 -        716          -
Cumulative effect of change in accounting
     principle, net of tax of $3,180                   -          -     (4,863)
                                                --------   --------   --------
Net income (loss)                                 $5,788    $(3,528)  $(16,596)
                                                ========   ========   ========

Basic and diluted income (loss) per share:
     Income (loss) before extraordinary gain on
          extinguishment of debt and cumulative
          effect of change in accounting
          principle                                $0.51     $(0.38)    $(1.08)
     Extraordinary gain on extinguishment of
          debt                                         -       0.07          -
     Cumulative effect of change in accounting
          principle                                    -          -      (0.45)
                                                --------   --------   --------
          Net income (loss) per share              $0.51     $(0.31)    $(1.53)
                                                ========   ========   ========

Number of shares used to compute EPS:
       Basic                                      11,366     11,219     10,860
       Diluted                                    11,367     11,219     10,860

  The accompanying notes are an integral part of these financial statements.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                      Additional
                              Common    Paid-in   Accumulated   Treasury
                               Stock    Capital    (Deficit)     Stock     Total
                              ------    -------   -----------   --------  --------
Balance at December 31, 1997    $107    $77,396   $ (12,000)    $      -  $ 65,503

Stock issuance cost                -         (4)          -            -        (4)
Exercise of stock options          1      1,069           -            -     1,070
Exercise of warrants               1        630           -            -       631
Tax benefit realized due to
   exercise of non-qualified
   stock options                   -        352           -            -       352
Issuance of common stock as
   compensation                    -        109           -            -       109
Dividend distribution              -          -         (59)           -       (59)
Net loss                           -          -     (16,596)           -   (16,596)
                                ----    -------    --------      -------   -------

Balance at December 31, 1998     109     79,552     (28,655)           -    51,006

Exercise of stock options          1        515           -            -       516
Exercise of warrants               4      2,740           -            -     2,744
Net loss                           -          -      (3,528)           -    (3,528)
                                ----    -------    --------      -------   -------

Balance at December 31, 1999     114     82,807     (32,183)           -    50,738

Adjustment for overpaid warrants   -        (10)          -            -       (10)
Stock repurchase                   -          -           -       (2,778)   (2,778)
Net income                         -          -       5,788            -     5,788
                                ----    -------    --------      -------   -------

Balance at December 31, 2000    $114    $82,797    $(26,395)     $(2,778)  $53,738
                                ====    =======    ========      =======   =======

  The accompanying notes are an integral part of this financial statement.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                     Years Ended December 31,
                                                     -----------------------
                                                    2000      1999       1998
                                                  --------  --------   --------
Cash flows from operating activities:
  Net income (loss)                               $  5,788  $ (3,528)  $(16,596)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                  4,874     6,707      5,667
      Stock granted as compensation                      -         -        109
      Merger related asset writedown                     -     4,831          -
      Cumulative effect of a change in
        accounting principle, net of tax                 -         -      4,863
      Deferred income tax expense (benefit)          2,930       945       (897)
      Gain (loss) on disposal of fixed
        assets, net                                 (1,115)      316         17
      Write off of other assets                          -         -        321
      Tax benefit realized due to exercise of
        nonqualified stock options                       -         -        352
      Gain on extinguishment of debt                     -    (1,628)         -
      Deferred financing costs                           -     1,874          -
      Changes in operating assets and
        liabilities:
          Restricted cash                              100       (35)       167
          Accounts receivable                       (1,208)    2,230    (10,088)
          Prepaid expenses and other current
            assets                                     397     1,410     (1,727)
          Accounts payable and accrued liabilities  (1,709)   (6,609)    11,414
                                                   -------   -------   --------
               Net cash provided by (used in)
                 operating activities:              10,057     6,513     (6,398)
                                                   -------   -------   --------
Cash flows from investing activities:
    Capital expenditures                            (3,656)   (4,137)   (12,942)
    Proceeds from the sale of property, equipment
      and improvements                               4,355     1,232      1,292
    Proceeds from the sale of behavioral health
      business                                           -         -      4,500
    Collection of notes receivable                       -         -         38
    Other assets                                      (373)      136       (802)
                                                   -------   -------   --------
                Net cash provided by (used in)
                  investing activities:                326    (2,769)    (7,914)
                                                   -------   -------   --------
Cash flows from financing activities:
    (Payment) proceeds on short-term, long-term
      borrowings and capital lease obligations        (751)   11,874     11,021
    Payment of subordinated debt                   (14,180)  (17,483)    (3,886)
    Proceeds from exercise of stock options
      and warrants                                       -     3,260      1,700
    Debt issuance costs                                  -    (2,363)      (431)
    Stock repurchase                                (2,778)        -          -
    Long-term portion of prepaid lease                 399       399        375
    Adjustment for overpaid warrants                   (10)        -          -
    Dividend distribution                                -         -     (1,324)
                                                   -------   -------   --------
                 Net cash provided by (used in)
                   financing activities:           (17,320)   (4,313)     9,985
                                                   -------   -------   --------
Net decrease in cash and cash equivalents           (6,937)     (569)    (5,592)
Cash and cash equivalents at beginning of period     7,070     7,639     13,231
                                                   -------   -------   --------

Cash and cash equivalents at end of period         $   133   $ 7,070   $  7,639
                                                   =======   =======   ========

Non-cash investing activities
    Property exchanged for a note receivable       $ 3,812         -          -
                                                   =======   =======   ========

Supplemental disclosures of cash flows
  information:
    Cash paid (refunded) during the period for:
      Interest                                     $ 3,846   $ 3,712   $  2,631
                                                   =======   =======   ========
      Income taxes                                 $   872   $     8   $    703
                                                   =======   =======   ========

  The accompanying notes are an integral part of these financial statements.

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

1.   Principles of Consolidation

     The consolidated financial statements as of December 31, 2000 include the accounts of Correctional Services Corporation and its wholly owned subsidiaries:

     <circle> Esmor, Inc.
     <circle> Esmor New Jersey, Inc.
     <circle> CSC Management de Puerto Rico, Inc.
     <circle> CSC UK, Ltd.
     <circle> YSI Holdings, Inc.
     <circle> YSI Real Property Partnership, LLP
     <circle> YSI Investment LLC
     <circle> YSI International Management LLC
     <circle> Community Corrections, Inc.
     <circle> FF & E, Inc.
     <circle> Youth Services International, Inc.
     <circle> Youth Services International of Iowa, Inc.
     <circle> Youth Services International of Tennessee, Inc.
     <circle> Youth Services International of Northern Iowa, Inc.
     <circle> Youth Services International of South Dakota, Inc.
     <circle> Youth Services International of Missouri, Inc.
     <circle> Youth Services International of Central Iowa, Inc.
     <circle> Youth Services International of Texas, Inc.
     <circle> Youth Services International of Virginia, Inc.
     <circle> Youth Services International of Delaware, Inc.
     <circle> Youth Services International of Minnesota, Inc.
     <circle> Youth Services International of Illinois, Inc.
     <circle> Youth Services International of Michigan, Inc.

     All  significant  intercompany   balances   and  transactions  have  been
     eliminated.


2.   Pooling-Of-Interests Business Combinations

     Youth Services International, Inc.

     On March 31, 1999, the Company exchanged 3,114,614 shares of the Company's common stock for all of the common stock of Youth Services International, Inc. (YSI). The merger was accounted for as a

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     pooling-of-interests,   and   accordingly,   the  accompanying  financial
     statements have been retroactively adjusted to include the financial position and results of operations of YSI for all periods presented.

     The following balances of the separate companies for the period preceding the YSI merger were as follows (in thousands):

                                                   For the twelve months
                                                  ended December 31, 1998
                                                  -----------------------
          Revenues
          CSC                                                    $ 97,928
          YSI                                                      90,526
                                                  -----------------------
          Combined                                               $188,454
                                                  =======================

          Net (Loss)
          CSC                                                    $ (6,022)
          YSI                                                     (10,574)
                                                  ------------------------
          Combined                                               $(16,596)

                                                  As of December 31, 1998
                                                 ------------------------
          Stockholders' equity
          CSC                                                    $ 37,923
          YSI                                                      14,103
                                                 ------------------------
          Combined                                                 52,026
          Adjustments to stockholders' equity
            for adoption of accounting policy                      (1,020)
                                                 -------------------------
          Adjusted stockholders' equity                          $ 51,006
                                                 =========================

     In connection with the merger, a conforming accounting adjustment was recorded to conform the accounting policy relating to YSI's accounting for supplies inventory. Previously YSI capitalized supplies inventory while CSC expensed them as incurred. The above adjustment to equity was made to effect the accounting adjustment as of January 1, 1997.

     During the first quarter of 1999, the Company recorded a charge to operating expenses of approximately $12.1 million for direct costs related to the merger and certain other costs resulting from the restructuring of the newly combined operations. In connection with the combination, the Company planned to close the YSI corporate offices in Maryland, withdraw from a facility in Iowa, and close facilities in Texas and Virginia, which were expected to result in the elimination of 350 positions. Direct merger costs consisted primarily of fees to investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI; losses associated with the write-off of the carrying value of the software used by YSI, which will not be used by the Company and computer equipment that is incompatible with that used by the Company; and miscellaneous other costs which included the cancellation of lease agreements and other long-term commitments.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

        Merger costs and related restructuring charges are comprised of the following (in thousands):

             Direct merger costs                                 $ 4,350
             Restructuring charges:
               Employee severance and change in control payments   2,339
               Write-off of buildings and leasehold improvements   2,661
               Write-off of software and computer equipment        1,749
               Other                                                 953
                                                                 -------
             Total                                               $12,052
                                                                 =======

     The Company closed the corporate facility and withdrew from the Iowa facility, which resulted in the elimination of 273 positions. The Texas and Virginia facilities were closed in 2000 and resulted in the elimination of 72 positions. At December 31, 2000, all merger and restructuring charges have been paid as noted above, except for a $300,000 surplus from exit costs which was recognized as a reduction in 2000 operating expenses.

     Community Corrections, Inc.

     On June 30, 1998, the Company exchanged 238,362 shares of the Company's common stock for all of the common stock of Community
     Corrections, Inc. (CCI). The merger was accounted for as a pooling-of-interests and, accordingly, the accompanying consolidated financial statements for the periods presented have been retroactively adjusted to include the financial position and results of operations for all periods presented. CCI operates residential boot camp and detention facilities with a total capacity of 204 beds in Texas and provides aftercare services to adjudicated youth in Georgia. CCI was a Subchapter S corporation for federal income tax purposes whereby the earnings of the corporation pass through to the respective owners. It was the policy of CCI to distribute necessary amounts to the owners on a periodic basis in order to allow them to fund their personal tax liabilities attributable to the earnings of CCI. During the year ended December 31, 1998, income tax dividends were distributed to the owners totaling approximately $59,000.

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

4.   New Accounting Pronouncements

     On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. This SAB was effective during the fourth quarter of 2000 for the Company. The Company's adoption of SAB No. 101 did not have a material impact on revenue or earnings.

             CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

5.   Revenue Recognition and Contract Provisions

     Revenues are principally derived pursuant to contracts with federal, state and local government agencies and not-for-profit entities that contract directly with governmental entities. These contracts generally provide for fixed per diem payments based upon program occupancy. Revenues on fixed per diem and management contracts are recognized as the services are performed.

     One of the Company's significant programs operates under a contract whereby revenues are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract has costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Contract revenues subject to audit relating to this contract of approximately $15.0 million, $13.8 million, and $13.5 million have been recorded for the years ended December 31, 2000, 1999 and 1998, respectively, at amounts which are considered to be earned. Subsequent adjustments if any, resulting from the audit process are recorded when known.

     Contract terms with government and not-for-profit entities generally range from one to five years in duration and expire at various dates. Most of these contracts are subject to termination for convenience by the governmental entity.

6.   Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

     Included in the restricted cash of $92,000 and $192,000 at December 31, 2000 and 1999 is a major maintenance and repair reserve fund established by the Company as required by certain contracts.

7.   Building, Equipment and Leasehold Improvements

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

8.   Development and Start-Up Costs

     In the fourth quarter of 1998 the Company elected to early adopt the AICPA's Statement of Position 98-5 (SOP 98-5), ACCOUNTING FOR START-UP COSTS. The Company incurs costs prior to obtaining certain contracts that are recorded as development costs. Costs incurred subsequent to a signed contract and up to the first three months of operations are recorded as start-up costs. The new accounting change required the Company to expense start-up and development costs as incurred, rather than capitalizing and subsequently amortizing such costs. SOP 98-5 required the Company to record a cumulative effect of change in accounting of $4.9 million (net of tax benefit of $3.2 million) retroactively to January 1, 1998 and a current year effect of expensing startup and development costs as incurred throughout the remainder of the year totaling $11.6 million. These costs are included in startup costs and general and administrative expenses amounting to $7.7 million and $3.9 million, respectively in 1998.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The Company incurred start up costs of $155,000 and $1.2 million in the years ended December 31, 2000 and 1999, respectively. Development costs of $642,000 and $689,000 were expensed in the years ended December 31, 2000 and 1999, respectively.

9.   Goodwill

     Goodwill representing the excess of the cost over the net assets of acquired businesses is stated at cost and is amortized over 10 years using the straight-line method. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $370,000, $362,000, and $375,000,
     respectively. Accumulated amortization at December 31, 2000 and 1999 was $2.7 million and $2.3 million, respectively.

10.  Accounting for the Impairment of Long-Lived Assets and Goodwill

     The Company reviews long-lived assets and certain identifiable intangibles including goodwill to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets and goodwill in measuring whether the assets to be held and used will be realizable.

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

12.  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted, when the effect is not anti-dilutive, for the effect of all common stock equivalents and the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

13.  Stock Based Compensation

     With respect to stock options granted to employees the Company applies the accounting method promulgated by the Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to measure and recognize compensation. Management has adopted the disclosure provision of the Financial Accounting Standards Board No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for accounting related to stock options granted to employees.

14.  Comprehensive Income

     The  Company's  comprehensive  income (loss) is equivalent to net  income
     (loss) for the years ended December 31, 2000, 1999 and 1998.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


15.  Reclassifications

     Unamortized costs related to debt issuance of certain YSI debt, which were included in the 1999 consolidated financial statement of operations with "merger costs and related restructuring charges" have been reclassified as an increase in "general and administrative" ($1,064,000), an increase in "write-off of deferred financing costs" ($252,000), and a decrease of the "extraordinary gain" ($445,000). Income tax expense was reclassified to reflect the income tax change in the extraordinary gain. This reclassification reduced the loss before extraordinary gain on extinguishment of debt by $269,000 or $0.02 per share and has no effect on previously reported net loss or net loss per share.

16.  Treasury Stock

     On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10 million. The Company had 1.1 million shares of common stock held in treasury at December 31, 2000, at a cost of $2.8 million.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B - CONTRACTUAL AGREEMENTS WITH GOVERNMENT AGENCIES

The Company currently operates forty-five secure and non-secure corrections or detention programs as well as educational, developmental and rehabilitative programs in the states of Arizona, Delaware, Florida, Georgia, Iowa, Illinois, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nevada, New York, South Dakota, Tennessee, Texas, Virginia, Washington and Puerto Rico for federal, state and local government agencies. The Company's secure facilities include a detention and processing center for illegal aliens, intermediate sanction facilities for parole violators and a shock incarceration facility, which is a military style "boot camp" for youthful offenders. Non-secure facilities include residential programs such as community correction facilities for federal and state offenders serving the last six months of their sentences and non-residential programs such as home confinement supervision. The educational, developmental and rehabilitative programs include an academy style residential treatment program for high impact juvenile offenders and non-residential highly structured supportive aftercare programs for juveniles.

The Company is generally compensated on the basis of the number of residents held in each of its facilities. The Company's contracts may provide for fixed per diem rates or monthly fixed rates. Some contracts also provide for minimum guarantees. One of the Company's programs operates under a contract whereby revenues which are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement.

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

2.   Accounts and Notes Receivable, Accounts Payable and Accrued Expenses

     The carrying amount reasonably approximates fair value because of the short-term maturities of these items.

3.   Subordinated Promissory Notes and Long-Term Debt

     The fair value of the Company's subordinated promissory notes and long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2000 and 1999 the estimated fair values of the subordinated promissory notes and long-term debt approximated their carrying values.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                                  December 31,
                                                2000       1999
                                               ------     ------

          Prepaid insurance                    $  235     $  269
          Prepaid real estate taxes               168        217
          Prepaid and refundable income taxes     281        225
          Prepaid rent - current portion          488        473
          Prepaid expenses                      1,149      1,233
          Other current assets                    352        570
                                               ------     ------
                                               $2,673     $2,987
                                               ======     ======


NOTE E - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, at cost, consist of the following (in thousands):

                                                  December 31,
                                                2000       1999
                                              -------    -------

          Buildings and land                  $32,055    $37,008
          Equipment                            11,572     13,531
          Leasehold improvements               11,449     11,536
                                              -------    -------
                                               55,076     62,075

          Less accumulated depreciation       (15,533)   (14,103)
                                              -------    -------
                                              $39,543    $47,972
                                              =======    =======

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $4.1 million, $4.9 million, and $5.1 million, respectively.


NOTE F - OTHER ASSETS

Other assets consist of the following (in thousands):


                                                    December 31,
                                                  2000       1999
                                                 ------     ------

          Deferred refinancing costs, net        $1,038     $1,229
          Deposits                                  731        482
          Prepaid rent - net of current portion   3,162      3,561
          Other                                     291        222
                                                 ------     ------
                                                 $5,222     $5,494
                                                 ======     ======

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):


                                                               December 31,
                                                             2000       1999
                                                            -------    -------

          Accrued expenses                                  $ 6,194    $ 6,727
          Accrued interest                                       16        533
          Accrued medical claims and premiums                 1,522      1,886
          Accrued worker's compensation claims and premiums   1,486        978
          Payroll and related taxes                           4,495      3,965
          Construction costs (including retainage)                -        728
          Unearned revenue                                       70      1,509
          Facility loss reserves                                  -        808
          Other                                                 899      1,702
                                                            -------    -------
                                                            $14,682    $18,836
                                                            =======    =======


NOTE H - DEBT

SENIOR DEBT:

Senior debt consists of the following (in thousands):

                                                               December 31,
                                                             2000       1999
                                                            -------    -------

Revolving line of credit expiring August 2002.  Interest
payable monthly at LIBOR plus 2.75% or prime plus 1.25%.
Interest rate at December 31, 2000 was 10.75%.              $10,000    $ 9,000

Delayed drawdown term note, principal payments of $1.67
million due quarterly beginning June 30, 2000.  Interest
payable monthly at prime plus 1%.  Interest rate at
December 31, 2000 was 10.5%.                                 12,694     14,438

Mortgage payable due in semi-annual installments of $17,083
which includes principal plus interest at 10% per annum, due in full October 2006 collateralized by land with a book value
of $434,000.                                                    313        319
                                                            -------    -------

                                                             23,007     23,757

Less current portion                                          6,669      1,206
                                                            -------    -------
                                                            $16,338    $22,551
                                                            =======    =======

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - DEBT - (CONTINUED)

SENIOR DEBT:

     On August 31, 1999, the Company finalized a financing arrangement with Summit Bank, N.A, which was amended in November 2000. The amendment to the Credit Agreement will allow the Company the option of utilizing a percentage of both: (i) excess cash flow (as defined by the agreement) and (ii) the proceeds of the sale of certain assets, to repurchase Company stock in furtherance of the Company's stock repurchase plan (Note A). Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria (which were also amended). The Company is in compliance with the amended loan covenants as of December 31, 2000. This financing arrangement is secured by all of the assets of the Company and consists of the following components:

<circle>$25  million  (as  amended)  revolving  line  of  credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At December 31, 2000 the Company had $10.0 million outstanding under the revolving line of credit.

<circle>$20  million  delayed  drawdown  credit  facility  which provided  the
        Company with additional financing to be used to fund the redemption of the outstanding 7% Convertible Subordinated Debentures due March 31, 2000 that were issued by Youth Services International, Inc., a subsidiary of the Company (the "Debentures"). At December 31, 2000, the Company had $12.7 million outstanding on the delayed drawdown credit facility. The Company expects to make prepayments on this debt in 2001 based on excess cash flow as defined in the Company's amended credit agreement. Accordingly, the Company expects to make a $1.6 million prepayment on March 31, 2001, funded by its other long-term financing arrangement.

<circle>$35  million  (as  amended)  in  financing  which  may  be   used   to
        purchase land and property and to finance the construction of new facilities through an operating lease arrangement. The Company currently has approximately $24.9 million outstanding under this operating lease financing facility.


SUBORDINATED DEBENTURES:

Subordinated debentures consists of the following (in thousands):


                                                     December 31,
                                                   2000       1999
                                                 --------    -------

     7% Convertible Subordinated Debentures due
     March 31, 2000 which includes interest
     payable semi-annually in arrears.           $     10    $14,190

     Less current portion                              10      3,797
                                                 --------    -------

                                                 $      -    $10,393
                                                 ========    =======

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - DEBT - (CONTINUED)


During the year ended June 30, 1996, YSI issued 7% Convertible Subordinated Debentures due February 1, 2006, in the principal amount of $38.0 million. The debentures are convertible into common stock at the rate of one share of YSI common stock for each $12.47 of principal.

In connection with the merger, the Company assumed the outstanding balance of $32.2 million of Debentures. Due to certain provisions in the indenture, the change of control as a result of the merger enabled the holder to demand immediate redemption by the Company.

In anticipation of entering into the credit facilities with Summit Bank, the Company agreed with certain holders of the Debentures (who had previously agreed to postpone the redemption of their Debentures until March 31, 2000) to redeem their Debentures upon the closing of the credit facilities at a redemption price equal to 90% of the original principal amount thereof, plus accrued but unpaid interest. The Company used approximately $14.8 million of its available credit under the delayed drawdown facility to redeem $16.3 million face value of these Debentures. The balance of $1.7 million was repaid during the second quarter of 1999. An extraordinary gain of $716,000 (net of tax of $467,000 or $0.07 per share) was recognized by the Company in connection with this early extinguishment.

As a result of the above note redemptions, $14.2 million in principal amount of these Debentures remained outstanding at December 31, 1999. As of December 31, 2000, $10,000 remains outstanding pending receipt of the original Debentures from the Debenture holders.

At December 31, 2000 aggregate maturities of senior debt and subordinated debentures were as follows (in thousands):

       Year Ending December 31,
       -----------------------
                2001                        6,679
                2002                       16,029
                2003                            3
                2004                            3
                2005                            4
                Thereafter                    299

            TOTAL                         $23,017
                                          =======

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

Future minimum rental commitments under both cancelable and non-cancelable leases as of December 31, 2000 are as follows (in thousands):

                                                   Related
          Year Ending December 31,       Total    Companies
          -----------------------       -------   ---------

                  2001                  $ 5,347      $  627
                  2002                    4,030         480
                  2003                    2,860         480
                  2004                    1,896           -
                  2005                    1,112           -
                  Thereafter              4,546           -
                                        -------      ------
                                        $19,791      $1,587
                                        =======      ======

The Company leased one facility from a related party under a sublease arrangement, which expired April 30, 2000. The Company has two five-year options to renew this sublease arrangement. The Company did not renew the lease in 2000 and is investigating alternative locations.

The Company leases a second facility from a related party. The lease commenced January 1, 1999 and expires December 31, 2003. Thereafter, the Company has two successive five-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility.

The Company leases a third facility from a related party. The lease commenced October 1, 1996 and expires September 30, 2001. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility.

Rental expense of operating leases and machinery and equipment for the years ended December 31, 2000, 1999, and 1998 aggregated $7.2 million, $6.8 million, and $6.2 million, respectively. Rent to related companies aggregated $1.3 million for each of the years ended December 31, 2000, 1999, and 1998.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - INCOME TAXES

The income tax expense (benefit) consists of the following (in thousands):

                                              Years Ended December 31,
                                              -----------------------
                                           2000        1999        1998
                                          ------      ------     --------

     Current:
        Federal                           $  114      $ (335)    $(1,159)
        State and local                      666         286        (107)

     Deferred:
        Federal, state and local           2,930         945      (3,507)
                                          ------      ------     --------

                                          $3,710      $  896     $(4,773)
                                          ======      ======     ========

The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income (loss):


                                                Years Ended December 31,
                                                -----------------------
                                             2000        1999        1998
                                            ------      ------     --------

     Statutory federal rate                   34.0%      (34.0)%    (34.0)%
     State taxes, net of federal tax
       benefit                                 6.5        (5.1)      (5.0)
     Non-deductible items                     (0.4)       37.3        2.1
     Valuation allowance and reconciliation   (3.4)       35.0       15.6
     Other                                     2.4          .8       (1.0)
                                              ----        ----       ----
                                              39.1%       34.0%     (22.3)%
                                              ====        ====       ====

At December 31, 2000, the Company had net operating loss carryforwards of approximately $8.9 million, $26.3 million and $4.1 million for federal, state, and foreign income tax purposes, respectively, that expire in periods beginning in 2006 through 2020. At December 31, 2000, the Company also had an Alternative Minimum Tax (AMT) credit of approximately $562,000, which does not expire.

The net operating loss carryforwards are subject to IRS Section 382 limitations and other limitations, which limit the utilization of the federal and state net operating loss carryforwards in any given year. Realization of the portion of the deferred tax asset resulting from the Company's net operating loss carryforward in certain states and Puerto Rico is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of those deferred tax assets. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the remaining deferred tax assets will be realized.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - INCOME TAXES - (CONTINUED)

Deferred income taxes reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):


                                                     December 31,
                                                  2000        1999
                                                -------     -------

          Facility closure costs                $     -     $  648
          Vacation accrual                          284        289
          Startup and development costs           1,112      2,148
          Accrued expenses                        1,517      1,874
          Depreciation                              498        249
          Net operating loss carryforwards        5,594      4,880
          Alternative minimum tax credit            562        374
          Other                                     888      1,310
                                                -------     ------
                                                 10,455     11,772
          Valuation allowance                    (3,098)    (1,485)
                                                 ------     ------
                                                  7,357     10,287
          Less: current portion                   1,926      3,227
                                                 ------     ------
                                                $ 5,431    $ 7,060
                                                =======    =======


NOTE K - COMMON STOCK WARRANTS

The Company issued to individuals and sold to certain underwriters' warrants associated with the 1994 public offering and the 1995 Private Placement. The following represents all warrant activity for the years presented:

                                                 Public   Underwriter   Total
                                                -------   -----------   -----

Balance at December 31, 1998                    650,510       33,549  684,059
                                                -------   ----------  -------

Warrants exercised                              350,589        5,906  356,495

Warrants expired                                299,921            -  299,921
                                                -------   ----------  -------

Balance at December 31, 1999                          -       27,643   27,643

Warrants expired                                      -       27,643   27,643
                                                -------   ----------  -------

Balance at December 31, 2000                          -            -        -
                                                =======   ==========  =======

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES

1.   NEW JERSEY FACILITY CLOSURE

     Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and the INS moved all detainees located therein to other facilities. On December 15, 1995, the Company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6.2 million. The purchase price is payable in non-interest bearing monthly installments of $123,000 effective January 1997, the month the Buyer commenced operations of the facility. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility. According to the terms of the asset purchase agreement, the monthly payments beginning September 1999 are contingent upon the renewal of the contract by the INS and the Buyer. The INS did re-award the contract to the Buyer in 1999. Therefore, the Company will continue to receive monthly non-interest bearing payments of $123,000, beginning September 1999 through March 2001, and will recognize income ratably over this period.


2.   LEGAL MATTERS

     In March 1996, former inmates at one of the Company's facilities filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by negligence and intentional acts of the Company and claiming $500.0 million each for compensatory and punitive damages, which suit was transferred to the United States District Court, Southern District of New York, in April 1996. In June 1996, seven detainees at one of the Company's facilities (and certain of their spouses) filed suit in the Superior Court of New Jersey, County of Union, seeking $10.0 million each in damages arising from alleged mistreatment of the detainees, which suit was transferred to the United States District Court, District of New Jersey, in August 1996. In June 1997, former detainees of the Company's Elizabeth, New Jersey facility filed suit in the United States District Court for the District of New Jersey. The suit claims violation of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of the Company. No monetary damages have been stated. Through stipulation, all these actions will now be heard in the United States District Court for the District of New Jersey. This will streamline the discovery process, minimize costs and avoid inconsistent rulings.

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

3.   CONTRACTS

     Renewal of government contracts is subject to, among other things, appropriations of funds by the various levels of government involved (Federal, state or local). Also, several contracts contain provisions whereby the Company may be subject to audit by the government agencies involved. These contracts also generally contain "termination for the convenience of the government" and "stop work order" clauses which generally allow the government to terminate a contract without cause. In the event one of the Company's larger contracts is terminated, it may have a material adverse effect on the Company's operations.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

4.   DISPUTED RECEIVABLE

     In April 1999, immediately following the merger with YSI, a non-profit entity for whom YSI provided management services elected to discontinue all contracted services pursuant to a change in control clause of its management agreement with YSI. Upon this determination, YSI presented a final bill for management services rendered, which the non-profit entity disputed, claiming, among other things, that it had been billed incorrectly over the course of the management contract. The Company has investigated these claims and is currently attempting to negotiate a settlement with the non-profit in order to avoid litigation. Based on currently available information, the Company has reserved approximately $1.4 million against the receivable due from this non-profit at December 31, 2000.

5.   OFFICERS' COMPENSATION

     The Company has an employment agreement with its President which expires February 17, 2002 and is subject to automatic annual renewals. The contract provides for minimum annual compensation of $270,000, cost of living increases, use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of pre-tax profits in excess of $1.0 million, such bonus not to exceed $200,000.

     The Company has an employment  agreement with its Chief Operating Officer
     (COO) which expires on January 20, 2002 and provided for minimum annual compensation of $200,000 with pre-determined annual increases. The contract also includes automobile allowances, reimbursement of business expenses, health or disability insurance, related benefits, and a $110,000 bonus based upon the attainment of a certain level of beds under contract.

     In January 1999, as part of the renegotiations of compensation with its Chief Financial Officer (CFO) for the period commencing February 26, 1999, the Company increased the CFO's base compensation to $200,000 with an annual bonus not to exceed $100,000, equal to 0.4% of earnings before interest, taxes, depreciation, amortization and start up costs. In addition the CFO was granted five-year options to purchase 25,000 shares of the Company's common stock at $11.125 per share. The options become exercisable at the annual rate of 8,333 shares, commencing on the date of grant. The contract is subject to automatic annual renewals.

6.   CONCENTRATIONS OF CREDIT RISK

     The Company's contracts in 2000, 1999 and 1998 with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were as follows:

                                                       Years Ended December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                        ----    ----    ----

     Florida Department of Juvenile Justice              10%     13%     15%
     Texas Department of Criminal Justice                13%     10%      -
     Various Agencies in the State of Texas              13%     11%     10%
     State of Maryland Department of Juvenile Justice    11%     10%     13%

7.   FIDUCIARY FUNDS

     The Company has acted as a fiduciary disbursing agent on behalf of a governmental entity. Funds received from the governmental entity have been paid to the general contractor, which constructed the government owned facilities. The Company is responsible for managing the construction process. The Company has no legal rights to the funds nor the constructed facility, and accordingly, such funds do not appear in the accompanying financial statements.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

8.   CONSTRUCTION COMMITMENTS

     The Company has various construction contracts related to ongoing projects totaling approximately $1.3 million as of December 31, 2000.

9.   LETTER OF CREDIT

     In connection with the Company's workmen's compensation insurance coverage requirements, the Company obtained a $269,000 Letter of Credit from its bank in favor of the insurance carrier. This letter of credit was released in the first quarter of 2001. In February 2001 the Company engaged a new insurance carrier. The new carrier requires a step-up letter of credit with the initial commitment of $450,000 to be secured on May 1, 2001. This letter of credit will be increased by $450,000 on August 1, 2001, and again on November 1, 2001 for a total of $1,350,000 by November 1, 2001


NOTE M - CONTRACT WITH THE STATE OF LOUISIANA

In December 1998, the Company entered into a contract with the State of Louisiana (`the State") to operate the Tallulah Correctional Center for Youth. The express terms of this contract obligated the State to maintain the facility at a full population of 686; however, in light of the conditions at the facility inherited by the Company and the State's desire to maintain the population of the facility at less than 686 juveniles on an interim basis, the Company reached an agreement with the State under which the Company would invoice the State only for the actual monthly population for a period of six-months from the commencement of operations by the Company. The Company's agreement was made in consideration of the State's commitment to honor the terms of the contract and increase the population to the full capacity or pay for its full utilization, regardless of the actual population level, at the end of the six month period. As contemplated by the foregoing agreement, commencing in July 1999, the Company began billing the State at the 686 population level of the original contract. These invoices were disputed by the State and the Company received payment only for the actual number of juveniles housed in the facility. During this period, in order to be conservative, the Company recognized revenues for a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company) despite its belief that it was entitled to payment assuming full utilization of the facility regardless of the court order. In September 1999, the State unexpectedly indicated it could not commit to achieve the population levels required by the contract or to pay for the full utilization of the facility as provided for in the contract during the remaining term of the contract, and subsequently, the Company discontinued operations of the facility on September 24, 1999. The Company is currently pursuing payment of all funds that would be owed under the original contract from the commencement of operation as well as damages for breach of the contract by the State. The Company did not incur any material losses in conjunction with this closure.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:


                                                     Years Ended December 31,
                                                     -----------------------
                                                     2000    1999      1998
                                                    ------  ------   ---------

Numerator:
   Net income (loss)                                $5,788  $(3,528) $(16,596)
                                                    ======  =======  =========
Denominator:
   Basic earnings per share:
   Weighted average shares outstanding              11,366   11,219    10,860

   Effect of dilutive securities - stock options
      and warrants
                                                         1        -         -

   Denominator for diluted earnings per share       11,367   11,219    10,860
                                                    ======   ======   ========

   Net income (loss) per common share - basic       $ 0.51   $(0.31)  $ (1.53)
                                                    ======   =======  ========
   Net income (loss) per common share - diluted     $ 0.51   $(0.31)  $ (1.53)
                                                    ======   =======  ========

The effect of dilutive securities was not included in the calculation of diluted net loss per common share as the effect would have been anti-dilutive in all years.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O - STOCK OPTIONS

In October 1993, the Company adopted a stock option plan (the "Stock Option Plan"). This plan as amended, provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-qualified options to consultants, directors, employees or officers of the Company. The total number of shares that may be sold pursuant to options granted under the stock option plan is 1.5 million. The Company, in June 1994, adopted a Non-employee Directors Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 150,000 shares of the Company's Common Stock. In May 1999, the Company adopted the 1999 Non-Employee Director Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 300,000 shares of the Company's Common Stock.

Options granted under all plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under all plans will expire not more than ten years from the date of grant.

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



                                                     Years Ended December 31,
                                                     -----------------------
                                                     2000    1999      1998
                                                    ------  ------   ---------

Net income (loss)
  As reported                                       $5,788  $(3,528) $(16,596)
  Pro forma (unaudited)                              4,845   (4,454)  (22,102)

Income (loss) per common share - basic
  As reported                                       $ 0.51  $ (0.31) $  (1.53)
  Pro forma (unaudited)                               0.43    (0.40)    (2.04)

Income (loss) per common share - diluted
  As reported                                       $ 0.51  $ (0.31) $  (1.53)
  Pro forma (unaudited)                               0.43    (0.40)    (2.04)

These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999, and 1998.


                                                  Years Ended December 31,
                                                  -----------------------
                                                  2000    1999      1998
                                                 ------  ------   ---------
          Volatility                               75%     62%      77%
          Risk free rate                         5.50%   5.00%    5.75%
          Expected life                         3 years 3 years  3 years

The weighted average fair value of options granted during 2000, 1999, and 1998 for which the exercise price equals the market price on the grant date was $2.16, $3.51, and $18.19, respectively.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O - STOCK OPTIONS (CONTINUED)

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

Stock option activity during 2000, 1999 and 1998 is summarized below:

                                                     Weighted-Average
                                         Options      Exercise Price
                                         -------     ----------------
        Balance, December 31, 1997       896,707           $15.49
          Granted                        351,544            26.12
          Exercised                      (44,061)           20.67
          Canceled                      (113,012)           31.96
                                       ---------
        Balance, December 31, 1998     1,091,178            16.58
          Granted                        319,001             7.72
          Exercised                     (108,501)            4.67
          Canceled                      (369,553)           28.24
                                       ---------
        Balance, December 31, 1999       932,125            10.34
          Granted                         59,000             4.11
          Exercised                            -                -
          Canceled                       (83,875)           13.67
                                       ---------
        Balance, December 31, 2000       907,250           $ 9.66
                                       =========

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O - STOCK OPTIONS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2000:

                                       Weighted-Average
                                           Remaining
       Range of           Number       Contractual Life      Weighted-Average
    Exercise Prices     Outstanding         (Years)           Exercise Price
    ---------------     -----------    ----------------      ----------------
    $ 2.06 -  4.12         21,000             9.2                 $ 3.88
      4.12 -  6.18         37,000             9.1                   4.26
      6.18 -  8.25        275,000             8.3                   7.50
      8.25 - 10.31        241,000             4.5                   8.96
     10.31 - 12.37        111,500             2.1                  11.57
     12.37 - 14.44        184,250             2.2                  12.98
     14.44 - 16.50         17,500             0.5                  15.25
     16.50 - 18.56         20,000             0.4                  17.82
                          -------
                          907,250             5.8                 $ 9.66
                          =======

       Range of            Number        Weighted-Average
    Exercise Prices     Exercisable       Exercise Price
    ---------------     -----------      ---------------
    $ 4.12 -  6.18          1,334             $ 4.45
      6.18 -  8.25        110,003               7.50
      8.25 - 10.31        241,000               8.96
     10.31 - 12.37         85,001              11.66
     12.37 - 14.44        126,171              12.97
     14.44 - 16.50         17,500              15.25
     16.50 - 18.56         20,000              17.82
                          -------
                          601,009             $10.38
                          =======


NOTE P - EMPLOYEE BENEFIT PLANS

On July 1, 1996, the Company  adopted  a  contributory  retirement  plan under
Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $10,500 in 2000 and $10,000 in 1999 and 1998. The Company's contribution under the plan amounts to 20% of the employees' contribution. The Company contributed $154,000, $322,000 and $127,000 in 2000, 1999, and 1998 respectively, to the plan.


NOTE Q - SELF INSURANCE

The Company is self-insured for workers' compensation. The Company has obtained an aggregate excess policy, which limits the Company's exposure to a maximum of $2.5 million and $1.2 million as of December 31, 2000 and 1999, respectively. The estimated insurance liability totaling $1.4 million and $909,000 on December 31, 2000 and 1999, respectively is based upon review by the Company of claims filed and claims incurred but not reported.

The Company maintains a group health plan subject to a self-insured retention and subject to a loss limit of $100,000 per individual. At December 31, 2000 the plan had approximately 3,000 participants and a medical insurance liability of $1.6 million was recognized. This liability represents the maximum claim exposure under the plan less actual payments made during 2000. In addition, the Company is subject to a maximum terminal liability of $917,000. Since termination is not anticipated, no terminal accruals were made at December 31, 2000.

              CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE R - RELATED PARTY TRANSACTIONS

In addition to related party transactions disclosed elsewhere, the Company has a note receivable from a limited partnership in the amount of $480,000 related to the sale of the Tampa Bay Academy. The note is guaranteed by a member of the Board of Directors. Interest is payable quarterly beginning April 1, 2001 at 9.5% and the note is due in full on September 1, 2001. Cash of approximately $3.3 million was received and a loss of approximately $1.0 million was recorded upon the sale of the Tampa Bay Academy.


NOTE S - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 2000 (in thousands).

                         First Quarter     Second Quarter     Third Quarter      Fourth Quarter
                        -------------     --------------     -------------       --------------
                        1999(A)   2000    1999(B)    2000     1999     2000      1999     2000
                       -------  -------   -------  -------   -------  -------   -------  -------

Revenues               $58,934  $53,709   $60,878  $52,357   $60,464  $52,209   $53,642  $52,537
Operating expenses      70,468   49,889    56,684   49,338    57,975   48,833    49,538   50,100
                       -------  -------   -------  -------   -------  -------   -------  -------

Income from operations (11,534)   3,820     4,194    3,019     2,489    3,376     4,104    2,437
Other income (expense)   2,176   (2,020)   (2,095)  (1,682)   (1,427)  (1,802)   (2,151)  (1,360)
                       -------  -------   -------  -------   -------  -------   -------  -------
Income (loss) before
  extraordinary gain    (9,358)   1,800     2,099    1,337     1,062    1,574     1,953    1,077
Extraordinary gain           -        -         -        -       716        -         -        -
                       -------  -------   -------  -------   -------  -------   -------  -------
Net income (loss)      $(9,358) $ 1,800   $ 2,099  $ 1,337   $ 1,778  $ 1,574   $ 1,953  $ 1,077
                       =======  =======   =======  =======   =======  =======   =======  =======

Basic and diluted
  earnings (loss) per
  share:
Income (loss) before
  extraordinary gain   $(0.84)  $0.16     $0.19    $0.12     $0.10    $0.14     $0.17    $0.10
Extraordinary gain          -       -         -        -      0.06        -         -        -
                       ------   -----     -----    -----     -----    -----     -----    -----

Net income (loss)      $(0.84)  $0.16     $0.19    $0.12     $0.16    $0.14     $0.17    $0.10
                       ======   =====     =====    =====     =====    =====     =====    =====

(A) - Results of first quarter reflect $12.1 million in merger costs and related restructuring charges
(B) - Results of third quarter reflect the write-off of $1.9 million in deferred financing costs and the extraordinary gain on the early extinguishment of debt of $716,000, net of tax of $467,000.