Form 10-Q
period 2001-03-31
CORRECTIONAL SERVICES CORP
filed 2001-05-15
CIK 914670

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                    Commission File Number
   March 31, 2001                                               0-23038
---------------------                                    ----------------------



                        CORRECTIONAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                       11-3182580
      ------------                                   --------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)



              1819 MAIN STREET, SUITE 1000, SARASOTA, FLORIDA 34236
              -----------------------------------------------------
                    (Address of principal executive offices)


               Registrant's telephone number, including area code:
                                 (941) 953-9199
                               ------------------


                                 Not Applicable
              -----------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)



Number of shares of common stock outstanding on May 2, 2001:  10,155,412

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

================================================================================

                        CORRECTIONAL SERVICES CORPORATION


                                      INDEX




                         PART I. - FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 2001 (unaudited) and December 31, 2000                    3

          Condensed Consolidated Statements of Operations (unaudited) -
          for the Three Months Ended March 31, 2001 and 2000                  4

          Condensed Consolidated Statements of Cash Flows (unaudited) -
          for the Three Months Ended March 31, 2001 and 2000                  5

          Notes to Condensed Consolidated Financial Statements              6-7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-11


Item 3.   Quantitative and Qualitative Disclosures About Market Risk         11




                          PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities and Use of Proceeds                          12

Item 3.   Defaults Upon Senior Securities                                    12

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 5.   Other Information                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12


Signature                                                                    13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,      DECEMBER 31,
                                     ASSETS                                         2001             2000
                                                                                 (UNAUDITED)
                                                                                ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                     $      1,966     $        133
  Restricted cash                                                                         66               92
  Accounts receivable, net                                                            26,764           36,976
  Notes receivable                                                                     5,430            3,730
  Deferred tax asset                                                                   1,926            1,926
  Prepaid expenses and other current assets                                            2,324            2,673
                                                                                ------------     ------------
     Total current assets                                                             38,476           45,530

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                   39,090           39,543

OTHER ASSETS
  Deferred tax asset                                                                   5,581            5,431
  Goodwill, net                                                                          957            1,049
  Other                                                                                4,993            5,222
                                                                                ------------     ------------

                                                                                $     89,097     $     96,775
                                                                                ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $     21,828     $     20,020
  Subordinated debt                                                                       10               10
  Current portion of long-term senior debt                                             6,669            6,669
                                                                                ------------     ------------
     Total current liabilities                                                        28,507           26,699

LONG-TERM SENIOR DEBT                                                                  7,430           16,338

COMMITMENTS AND CONTINGENCIES                                                           --               --

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares authorized, none
     issued and outstanding                                                             --               --
  Common stock, $.01 par value, 30,000,000 shares authorized, 11,373,064
     shares issued, 10,243,664 and 10,248,664 shares outstanding, respectively           114              114
  Additional paid-in capital                                                          82,797           82,797
  Accumulated deficit                                                                (26,962)         (26,395)
  Treasury stock, at cost                                                             (2,789)          (2,778)
                                                                                ------------     ------------
                                                                                      53,160           53,738
                                                                                ------------     ------------

                                                                                $     89,097     $     96,775
                                                                                ============     ============

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------
                                                                        2001             2000
                                                                    ------------     ------------

Revenues                                                            $     45,090     $     53,709
                                                                    ------------     ------------
Facility expenses:
     Operating                                                            41,411           46,711
     Startup costs                                                           259                6
                                                                    ------------     ------------
                                                                          41,670           46,717
                                                                    ------------     ------------
Contribution from operations                                               3,420            6,992
Other operating expenses:
     General and administrative                                            3,196            3,172
     Legal settlement                                                        375             --
     Loss on sale of assets                                                  136             --
                                                                    ------------     ------------

Operating income (loss)                                                     (287)           3,820

Interest and other expense, net                                             (430)            (844)
                                                                    ------------     ------------
Income (loss)  before income taxes                                          (717)           2,976
Income tax (expense) benefit                                                 150           (1,176)
                                                                    ------------     ------------

Net income (loss)                                                   $       (567)    $      1,800
                                                                    ============     ============

Basic and diluted earnings (loss) per share:

     Net income (loss) per share                                    $      (0.06)    $       0.16
                                                                    ============     ============

Number of shares used to compute EPS:
     Basic                                                                10,248           11,373
     Diluted                                                              10,248           11,391






        The accompanying notes are an integral part of these statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                             2001             2000
                                                                         ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                      $       (567)    $      1,800
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             1,042            1,292
      Merger related asset writedown                                             --                357
      Deferred income tax expense (benefit)                                      (150)             807
      (Gain) loss on disposal of fixed assets, net                                136              (93)
      Changes in operating assets and liabilities:
          Restricted cash                                                          26              101
          Accounts receivable                                                  10,213           (2,340)
          Prepaid expenses and other current assets                               349             (539)
          Accounts payable and accrued liabilities                              1,808           (2,876)
                                                                         ------------     ------------
                Net cash provided by  (used in) operating activities:          12,857           (1,491)
                                                                         ------------     ------------
Cash flows from investing activities:
  Capital expenditures                                                           (748)            (509)
  Proceeds from the sale of property, equipment and improvements                  186               98
  Payments received on note receivable                                          3,250             --
  Purchase of note receivable                                                  (4,950)            --
  Other assets                                                                     58              (32)
                                                                         ------------     ------------
                Net cash used in investing activities:                         (2,204)            (443)
                                                                         ------------     ------------
Cash flows from financing activities:
  Proceeds (payment) on short-term and long-term borrowings
      and capital lease obligations                                            (8,908)          10,557
  Payment of subordinated debt                                                   --            (13,715)
  Long-term portion of prepaid lease                                              100              100
  Adjustment for overpaid warrants                                               --                (10)
  Purchase of treasury stock                                                      (12)            --
                                                                         ------------     ------------
                Net cash used in financing activities:                         (8,820)          (3,068)
                                                                         ------------     ------------
Net increase (decrease) in cash and cash equivalents                            1,833           (5,002)
Cash and cash equivalents at beginning of period                                  133            7,070
                                                                         ------------     ------------
Cash and cash equivalents at end of period                               $      1,966     $      2,068
                                                                         ============     ============
Supplemental disclosures of cash flows information:
  Cash paid during the period for:
      Interest                                                           $        548     $      1,434
                                                                         ============     ============
      Income taxes                                                       $         46     $        620
                                                                         ============     ============

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries.

In the opinion of management of Correctional Services Corporation and its subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in Form 10-K for the year ended December 31, 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - DEBT

In November 2000, the Company amended its financing arrangement with Summit Bank, N.A. The amendment to the Credit Agreement will allow the Company the option of utilizing a percentage of both: (i) excess cash flow (as defined by the agreement) and (ii) the proceeds of the sale of certain assets, to repurchase Company stock in furtherance of the Company's stock repurchase plan (see Treasury Stock below). Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria (which were also amended). The Company is in compliance with the amended loan covenants as of March 31, 2001. A continued decline in the Company's financial performance could negatively impact the Company's ability to meet these covenants. The financing arrangement is secured by all of the assets of the Company and consists of the following components:

o $25 million (as amended) revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At March 31, 2001 the Company had $6.0 million outstanding under the revolving line of credit.

o $20 million delayed drawdown credit facility which provided the Company with additional financing to be used to fund the redemption of the outstanding 7% Convertible Subordinated Debentures due March 31, 2000 that were issued by Youth Services International, Inc., a subsidiary of the Company. At March 31, 2001 the Company had $7.8 million outstanding on the delayed drawdown credit facility.

o $35 million (as amended) in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating lease arrangement. The Company currently has approximately $25.3 million outstanding under this operating lease financing facility.

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

The $20 million delayed drawdown note is scheduled to be paid in full by March 31, 2002, at which time the note will terminate. This credit facility bears interest at 1% over the prime rate with payments of principal and interest payable quarterly.


NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

Three Months Ended March 31, 2000

     Numerator:
         Net Income                                                      $1,800
                                                                         ======
     Denominator:
         Basic earnings per share:
         Weighted average shares outstanding                             11,373
         Effect of dilutive securities - stock options and warrants          18
                                                                         ------
     Denominator for diluted earnings per share                          11,391
                                                                         ======

Three Months Ended March 31, 2001

     Numerator:
         Net Loss                                                        $ (567)
                                                                         ======
     Denominator:
         Basic and diluted earnings per share:
         Weighted average shares outstanding                             10,248
                                                                         ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

This document contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934 which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: occupancy levels; the renewal of contracts, the ability to secure new contracts; and public resistance to privatization. Additional risk factors include those discussed in the Company's Form 10K for the year ended December 31, 2000. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

The Company (defined as Correctional Services Corporation and all of its wholly owned subsidiaries) is one of the largest and most comprehensive providers of juvenile rehabilitative services with 31 facilities and over 4,200 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 13 facilities representing approximately 4,700 beds. On a combined basis, as of March 31, 2001, the

Company provided services in 18 states and Puerto Rico, representing approximately 8,900 beds including aftercare services.

The Company's primary source of revenue is generated from the operation of its facilities pursuant to contracts with federal, state and local governmental agencies, and management agreements with third parties that contract directly with governmental agencies. Generally, the Company's contracts are based on a daily rate per resident, some of which have guaranteed minimum payments; others provide for fixed monthly payments irrespective of the number of residents housed. In addition, the Company receives revenue for educational, aftercare and rehabilitative services. The Company recognizes revenue at the time the Company performs the services pursuant to its contracts.

The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility and care of the residents which include salaries and benefits of administrative and direct supervision personnel, food, clothing, medical services and personal hygiene supplies. Other operating expenses are comprised of rent and lease payments, utilities, insurance, depreciation and professional fees.

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

RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

The following table sets forth certain operating data as a percentage of total revenues:

                                              PERCENTAGE OF TOTAL REVENUES
                                              THREE MONTHS ENDED MARCH 31,
                                                -----------------------
                                                  2001            2000
                                                -------         -------

      Revenues                                  100.0 %         100.0 %
                                                -------         -------
      Facility expenses:
           Operating                             91.8 %          87.0 %
           Startup costs                          0.6 %           0.0 %
                                                -------         -------
      Contribution from operations                7.6 %          13.0 %
      Other operating expenses:
           General and administrative             7.1 %           5.9 %
           Legal settlement                       0.8 %           0.0 %
           Loss on sale of fixed assets           0.3 %           0.0 %
                                                -------         -------
      Operating income (loss)                    (0.6)%           7.1 %
      Interest and other expense, net            (1.0)%          (1.6)%
                                                -------         -------

      Income (loss) before income taxes          (1.6)%           5.5 %
      Income tax (provision) benefit              0.3 %          (2.2)%
                                                -------         -------
      Net income (loss)                          (1.3)%           3.3 %
                                                =======         =======


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenue decreased by $8.6 million or 16.0% for the three months ended March 31, 2001 to $45.1 million compared to the same period in 2000 primarily due to:

o A decrease of $10.0 million from the discontinuance of the contracts at 9 facilities (2,993 beds) offset by an;

o An increase of $1.8 million generated from the opening of the Summit View Treatment Center in Las Vegas, Nevada (96 beds), and Bill Clayton Detention Center in Littlefield Texas (152 beds).

o    A net increase of $300,000 from existing facilities.

Operating expenses decreased $5.3 million or 11.3% for the three months ended March 31, 2001 to $41.4 million compared to the same period in 2000. As a percentage of revenues, operating expenses increased to 91.8% for the three months ended March 31, 2000 from 87.0% for the three months ended March 31, 2000 primarily due to increases in wages, utilities, resident medical expenses, insurance, and professional and consulting fees at existing facilities. These items increased at a faster rate than the per diem or fixed rate received by the Company for its services. The Company has developed strategies to improve the operating margins of its existing facilities, however, there can be no assurances that these strategies will be successful.

Startup costs were approximately $259,000 for the three months ended March 31, 2001 compared to $6,000 for the three months ended March 31, 2000. Startup for the three months ended March 31, 2001 related to the relocation and resulting startup costs of the Genesis Treatment Program to the Newport News, Virginia property.

General and administrative expenses remained relatively unchanged at approximately $3.2 million for the three months ended March 31, 2001 and 2000. As a percentage of revenues, general and administrative expenses increased to 7.1% for the three months ended March 31, 2001 from 5.9% for the three months ended March 31, 2000. The increase in general and administrative expenses as a percentage of revenue is primarily due to the decrease in revenue noted above. The Company has implemented workforce reduction strategies during the first quarter 2001 to reduce general and administrative costs. The Company expects to realize approximately $135,000 in general and administrative salary reductions for the remainder of 2001 and is pursuing additional strategies to further reduce general and administrative costs.

In addition to less significant settlements included in general and administrative expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility. The settlement was paid in April 2001.

The Company recorded a loss on the sale of assets of $136,000. The loss relates to one of the airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region.

Interest expense, net of interest income, was $430,000 for the three months ended March 31, 2001 compared to $844,000 for the three months ended March 31, 2000, a net decrease in interest expense of $414,000. This decrease resulted from pre-payments on the Company's credit facility and a decrease in the Company's borrowing rates.

For the three months ended March 31, 2001 the Company recognized an income tax benefit of $150,000. For the three months ended March 31, 2000 the Company recognized a provision for income taxes of $1.2 million. The reduction in the effective tax rate from 39.5% in 2000 to 20.9% in 2001 resulted from nondeductible permanent differences and the recognition of a valuation allowance for certain deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Company had $2.0 million of cash and working capital of $10.0 million compared to December 31, 2000 when the Company had $133,000 in cash and working capital of $18.8 million. The increase in cash primarily resulted from the decrease in accounts receivable.

Net cash provided by operating activities was $12.9 million for the three months ended March 31, 2001 compared to net cash used in operating activities of $1.5 million for the three months ended March 31, 2000. The increase in cash provided by operations was attributed primarily to:

o A decrease in accounts receivable resulting from improved collection practices and the closure of certain of the 9 facilities noted above, late in 2000; and

o    An increase in accounts payable resulting from the timing of payments.

Net cash of $2.2 million was used in investing activities during the three months ended March 31, 2001 as compared to $443,000 being used in the three months ended March 31, 2000. In the three months ended March 31, 2001 such cash was used primarily for:

o    The purchase of property and equipment at existing facilities; and

o The purchase of a note receivable related to the Newport News property, partially offset by the collection of a note receivable.

In the comparable period for 2000, the principal investing activities of the Company were capital expenditures at existing facilities.

Net cash of $8.8 million was used in financing activities for the three months ended March 31, 2001 as compared to $3.1 million used in financing activities for the three months ended March 31, 2000. In the three months ended March 31, 2001 such cash was used primarily to pay down $8.9 million on the Company's credit agreement.

During the 2000 period the Company's primary uses of funds were net repayments of $3.2 million on the Company's debt. Upon maturity, on March 31, 2000, the Company redeemed $13.7 million of the 7% Convertible Subordinated Debentures at face value plus accrued but unpaid interest. The Company used the balance available on its delayed drawdown credit facility of $5.6 million and an additional $8 million from the revolving credit agreement to redeem these debentures.

At March 31, 2001 the Company had $6.0 million outstanding under the revolving line of credit and $7.8 million on the delayed drawdown line. The Company is required to pay the outstanding principal balance on the delayed drawdown line in twelve equal quarterly installments. Consequently, $6.7 million has been classified as current portion. At March 31, 2001, $15.4 million is available under the revolving credit agreement due to borrowing base limitations.

At March 31, 2001 the Company had $25.3 million outstanding under the operating lease credit facility. As a result, the Company currently has approximately $9.7 million available for additional property acquisition and construction under this operating lease financing facility. At March 31, 2001 the Company had construction commitments of approximately $880,000.

It is not the Company's strategy to make significant cash investments in the acquisition or construction of new facilities or the expansion of existing facilities. However, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. If the Company were to encounter opportunities that required significant cash investments, the Company would desire and, depending on the amount of the investment, likely be required to access alternative financing resources.

A continued decline in the Company's financial performance, as a result of decreased occupancy or an increase in operational expenses, could negatively impact the Company's ability to meet its financial covenants included in the Credit Agreeement, and could, therefore, limit the Company's access to capital or ability to repurchase stock as discussed below.


TREASURY STOCK

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. In conjunction with the stock repurchase plan, the Company renegotiated its Credit Agreement (see above). The Company repurchased 5,000 shares during the quarter ended March 31, 2001 at a cost of approximately $11,000. Approximately 88,000 shares have been repurchased since March 31, 2001, at a cost of $203,000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's current financing is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. The Company's subordinated debt and mortgage on property accrue interest at fixed rates.

The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights and certain prepayment requirements stated in the amended Credit Agreement.


                                                                         Expected Maturity Dates
                                                                         -----------------------
                                                                                                               THERE      FAIR
                                             2001       2002       2003       2004       2005       AFTER      TOTAL      VALUE
                                            ------     ------     ------     ------     ------     ------     ------     ------
Fixed rate debt (in thousands)               5,012      2,788          3          3          4        299      8,109      8,109
                                            ======     ======     ======     ======     ======     ======     ======     ======
Weighted average Interest
  Rate at March 31, 2001          9.72%
                                  =====
Variable rate LIBOR debt
  (in thousands)                              --        6,000       --         --         --         --        6,000      6,000
                                            ======     ======     ======     ======     ======     ======     ======     ======
Weighted average interest
  Rate at March 31, 2001          8.36%
                                  =====

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

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the first quarter of 2001.


ITEM 5. OTHER INFORMATION

Executive Vice President and Chief Financial Officer, Ira Cotler has resigned his position with the Company in order to start an investment banking/consulting firm. Mr. Cotler has been with the company since February 1996, having previously served as the Company's investment banker. Effective May 7, 2001, Mr. Cotler will step down as Chief Financial Officer, but will continue in his role as Executive Vice President until July 1, 2001, at which time, Mr. Cotler will begin providing consulting services to the Company through his new firm.

Bernard A. Wagner has been appointed Senior Vice President and Chief Financial Officer. Mr. Wagner has over 25 years experience with public and private entities, overseeing SEC filings, mergers and acquisitions, and debt and equity offerings in addition to managing finance and accounting departments. Since 1992, Mr. Wagner has held various positions with Uniroyal Technology Corporation, most recently as Vice President and Chief Financial Officer of its High Performance Plastics, Inc. subsidiary. Prior to this position, Mr. Wagner was Director of Accounting for the company's Polycast Technology division and Director of Finance and Accounting for the parent company. Mr. Wagner is a CPA with strong business, finance and accounting systems experience.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             --------
             99.77 Press Release of the Company dated May 7, 2001, 9:22 a.m.
             99.78 Press Release of the Company dated May 7, 2001, 9:23 a.m.

        (b)  Reports on Form 8-K
             -------------------
             The Company did not file any reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CORRECTIONAL SERVICES CORPORATION
Registrant


By:     /s/ Bernard A. Wagner
        ---------------------
        Bernard A. Wagner
        Senior Vice President and
        Chief Financial Officer



Dated:  May 15, 2001