Form 10-Q
period 2001-06-30
CORRECTIONAL SERVICES CORP
filed 2001-08-14
CIK 914670

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended                              Commission File Number
      June 30, 2001                                         0-23038
  ---------------------                              ----------------------

                        CORRECTIONAL SERVICES CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                        11-3182580
        --------                                        ----------
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

                                 Not Applicable
               ---------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Number of shares of common stock outstanding on August 14, 2001:  10,155,412

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---
================================================================================

                        CORRECTIONAL SERVICES CORPORATION

                                      INDEX
                                                                        Page No.
                                                                        -------

                         PART I. - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                             3-8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             9-13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        14


                          PART II. - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 15


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         15


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   15


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15


ITEM 5.    OTHER INFORMATION                                                 15


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  15

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

      ASSETS                                       JUNE 30, 2001    DECEMBER 31,
                                                    (UNAUDITED)         2000
                                                      --------        --------

CURRENT ASSETS
  Cash and cash equivalents                           $    705        $    133
  Restricted cash                                           33              92
  Accounts receivable, net                              26,960          36,976
  Notes receivable                                         200           3,730
  Deferred tax asset                                     1,926           1,926
  Recoverable costs under agreement with officer           562            --
  Prepaid expenses and other current assets              1,779           2,673
                                                      --------        --------
     Total current assets                               32,165          45,530

PROPERTY, EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                                     39,072          39,543

OTHER ASSETS
  Deferred tax asset                                     5,651           5,431
  Goodwill                                                 864           1,049
  Note receivable                                        4,950            --
  Other                                                  5,047           5,222
                                                      --------        --------

                                                      $ 87,749        $ 96,775
                                                      ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities            $ 19,889        $ 20,020
  Current portion of subordinated debt                      10              10
  Current portion of senior debt                          --             6,669
                                                      --------        --------
     Total current liabilities                          19,899          26,699

COMMITMENTS AND CONTINGENCIES                             --              --

LONG-TERM SENIOR DEBT                                   15,313          16,338

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued and
     outstanding                                          --              --
  Common stock, $.01 par value, 30,000,000
     shares authorized, 11,373,000 shares
     issued, 10,155,000 and 10,249,000
     outstanding, respectively                             114             114
  Additional paid-in capital                            82,797          82,797
  Accumulated deficit                                  (27,383)        (26,395)
  Treasury stock, at cost                               (2,991)         (2,778)
                                                      --------        --------
                                                        52,537          53,738
                                                      --------        --------

                                                      $ 87,749        $ 96,775
                                                      ========        ========

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------

Revenues                                              $  89,484       $ 106,066
                                                      ---------       ---------

Facility expenses:
     Operating                                           82,736          92,976
     Startup costs                                          451              16
                                                      ---------       ---------
                                                         83,187          92,992
                                                      ---------       ---------
Contribution from operations                              6,297          13,074
                                                      ---------       ---------

Other operating expenses:
     General and administrative                           6,175           6,234
     Legal settlement                                       375            --
     Loss on disposal of assets                             146            --
                                                      ---------       ---------
                                                          6,696           6,234
                                                      ---------       ---------

Operating income (loss)                                    (399)          6,840

Interest expense, net                                      (809)         (1,654)
                                                      ---------       ---------
Income (loss)  before income taxes                       (1,208)          5,186
Income tax (expense) benefit                                220          (2,049)
                                                      ---------       ---------

Net income (loss)                                     $    (988)      $   3,137
                                                      =========       =========

Basic and diluted earnings (loss) per share           $   (0.10)      $    0.28
                                                      =========       =========

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                         2001            2000
                                                       --------        --------

Revenues                                               $ 44,394        $ 52,357
                                                       --------        --------

Facility expenses:
     Operating                                           41,325          46,265
     Startup costs                                          192              11
                                                       --------        --------
                                                         41,517          46,276
                                                       --------        --------
Contribution from operations                              2,877           6,081
                                                       --------        --------

Other operating expenses:
     General and administrative                           2,979           3,062
     Loss on disposal of assets                              10            --
                                                       --------        --------
                                                          2,989           3,062
                                                       --------        --------

Operating income (loss)                                    (112)          3,019

Interest expense, net                                      (379)           (810)
                                                       --------        --------
Income (loss) before income taxes                          (491)          2,209
Income tax (expense) benefit                                 70            (872)
                                                       --------        --------

Net income (loss)                                      $   (421)       $  1,337
                                                       ========        ========

Basic and diluted earnings (loss) per share            $  (0.04)       $   0.12
                                                       ========        ========

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ----------------------
                                                                                2001          2000
                                                                              --------      --------
Cash flows from operating activities:
  Net income (loss)                                                           $   (988)     $  3,137
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                              2,058         2,523
      Merger related asset writedown                                              --             357
      Deferred income tax expense (benefit)                                       (220)          358
      (Gain) loss on disposal of fixed assets, net                                 146           (81)
      Changes in operating assets and liabilities:
          Restricted cash                                                           59           100
          Accounts receivable                                                   10,017           274
          Prepaid expenses and other current assets                                894           417
          Recoverable costs under agreement with officer                          (562)         --
          Accounts payable and accrued liabilities                                (132)       (5,242)
                                                                              --------      --------
                        Net cash provided by operating activities:              11,272         1,843
                                                                              --------      --------
Cash flows from investing activities:
    Capital expenditures                                                        (1,598)       (1,374)
    Proceeds from the sale of property, equipment and improvements                 193            96
    Purchase of notes receivable, net of payments received                      (1,420)         --
    Other assets                                                                    50          (225)
                                                                              --------      --------
                        Net cash used in investing activities:                  (2,775)       (1,503)
                                                                              --------      --------
Cash flows from financing activities:
    Proceeds (repayments) on senior debt, net                                   (7,692)        6,890
    Payment of subordinated debt                                                  --         (14,180)
    Long-term portion of prepaid lease                                             (19)          200
    Treasury stock                                                                (214)         --
    Adjustment to paid-in capital                                                 --             (10)
                                                                              --------      --------
                        Net cash used in financing activities:                  (7,925)       (7,100)
                                                                              --------      --------
Net increase (decrease) in cash and cash equivalents                               572        (6,760)
Cash and cash equivalents at beginning of period                                   133         7,070
                                                                              --------      --------

Cash and cash equivalents at end of period                                    $    705      $    310
                                                                              ========      ========


Supplemental disclosures of cash flows information:
  Cash paid during the period for:
      Interest                                                                $    938      $  2,207
                                                                              ========      ========
      Income taxes, net                                                       $    223      $  1,167
                                                                              ========      ========

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of the Company's management the accompanying unaudited condensed consolidated financial statements as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

NOTE 3 - DEBT

In November 2000, the Company amended its financing arrangement with Fleet National Bank, N.A., formerly Summit Bank, N.A. The amendment to the Credit Agreement will allow the Company the option of utilizing a percentage of both:
(i) excess cash flow (as defined by the agreement) and (ii) the proceeds from the sale of certain assets, to repurchase Company stock in furtherance of the Company's stock repurchase plan (see Treasury Stock below). Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria (which were also amended). Subsequent to June 30, 2001, the Company further amended its financing arrangement with Fleet National Bank, which modified one of its financial covenants effective as of June 30, 2001. The Company was in compliance with its covenants as of June 30, 2001.

The financing arrangement is secured by all of the assets of the Company and consists of the following components:

o $25 million (as amended) revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At June 30, 2001 the Company had $15.0 million outstanding under the revolving line of credit and $6.0 million of availability.

o $20 million delayed drawdown credit facility which provided the Company with additional financing to be used to fund the redemption of the outstanding 7% Convertible Subordinated Debentures. As of June 30, 2001 this was paid in full.

o $35 million (as amended) in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating lease arrangement. As of June 30, 2001, the Company had approximately $26.2 million outstanding under this operating lease financing facility. Pursuant to the June 30, 2001 amendment, there is no additional funding available under this component of the financing arrangement.

The $25 million revolving line of credit and the $35 million operating lease-financing facility, as amended, mature on August 31, 2002.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

Six Months Ended June 30,                           2001            2000
--------------------------------------------------------------------------------

Numerator:
     Net income (loss)                          $       (988)   $      3,137
                                                ============    ============
Denominator:
     Basic earnings per share:
     Weighted average shares outstanding              10,206          11,373
     Effect of dilutive securities -
       stock options and warrants                          -               5
                                                ------------    ------------

Denominator for diluted earnings per share            10,206          11,378
                                                ============    ============



Three Months Ended June 30,                         2001            2000
--------------------------------------------------------------------------------

Numerator:
     Net income (loss)                          $       (421)   $      1,337
                                                ============    ============
Denominator:
     Basic earnings per share:
     Weighted average shares outstanding              10,165          11,373
     Effect of dilutive securities -
       stock options and warrants                          -               9
                                                ------------    ------------

Denominator for diluted earnings per share            10,165          11,382
                                                ============    ============

NOTE 5 - RELATED PARTY TRANSACTIONS

In May 2000, the Company was awarded a contract from the Federal Bureau of Prisons to operate a community corrections center, often referred to as a halfway house, in New York, New York. Subject to approval by the Bureau of Prisons, the Company planned to use a building purchased shortly thereafter by James Slattery, the Company's Chairman of the Board and Chief Executive Officer, as the facility for the halfway house and paid for certain leasehold renovations and other costs with respect to the building. Due to community opposition, the Company was unable to use the building as a halfway house and requested that Mr. Slattery pay for all leasehold renovations, and other associated costs incurred by the Company. Mr. Slattery agreed to pay these costs on or before September 30, 2001 and, as a result of this agreement, these costs, in the amount of $562,000 recorded as leasehold improvements and other deferred costs, have been reclassified to "recoverable costs under agreement with officer" as of June 30, 2001.

NOTE 6 - NOTE RECEIVABLE

The Company purchased a $5 million note receivable that is in default, and is secured by a building that is currently being used by one of the Company's programs, in accordance with the note sale agreement. The Company expects to obtain title to the building during the third quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to sell assets or enter into sale lease-back transactions; the ability to secure both new contracts and the renewal of existing contracts; the availability of financing to redeem common shares and expand business; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company does not undertake any obligation to update any forward-looking statements.

GENERAL

Correctional Services Corporation and its wholly owned subsidiaries (the "Company") is one of the largest and most comprehensive providers of juvenile rehabilitative services with 30 facilities and approximately 4,200 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 13 facilities representing approximately 4,700 beds. On a combined basis, as of June 30, 2001, the Company provided services in 17 states and Puerto Rico, representing approximately 8,900 beds including aftercare services.

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

The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility which include salaries and benefits of administrative and direct supervision personnel and costs associated with the care of the residents, which include food, clothing, medical services and personal hygiene supplies. Other operating expenses are comprised of indirect costs, which consist of rent and lease payments, utilities, insurance, depreciation and professional fees.

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

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company has not yet analyzed the effect, if any, of these new standards; accordingly, the Company is unable at present to state what effect, if any, the adoption of these standards will have on the Company's financial statements.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues:

                                                 Percentage of Total Revenue
                                                      Six Months Ended
                                                          June 30,
                                                    2001            2000
                                                ------------    ------------

        Revenues                                      100.0%          100.0%

        Expenses:
             Operating                                 92.5%           87.7%
             Startup costs                              0.5%            0.0%
                                                ------------    ------------
                                                       93.0%           87.7%
                                                ------------    ------------
        Contribution from operations                    7.0%           12.3%
                                                ------------    ------------
        Other operating expenses:
             General and administrative                 6.9%            5.9%
             Legal settlement                           0.4%            0.0%
             Loss on disposal of fixed assets           0.2%            0.0%
                                                ------------    ------------
                                                        7.5%            5.9%
                                                ------------    ------------
        Operating income (loss)                        -0.5%            6.4%

        Interest expense, net                          -0.9%           -1.5%
                                                ------------    ------------

        Income (loss) before income                    -1.4%            4.9%
        Income tax (provision) benefit                  0.3%           -1.9%
                                                ------------    ------------

        Net income (loss)                              -1.1%            3.0%
                                                ============    ============


The following tables sets forth certain operating data as a percentage of total revenues:

                                                 Percentage of Total Revenue
                                                     Three Months Ended
                                                          June 30,
                                                    2001            2000
                                                ------------    ------------

          Revenues                                    100.0%          100.0%

          Expenses:
               Operating                               93.1%           88.4%
               Startup costs                            0.4%            0.0%
                                                ------------    ------------
                                                       93.5%           88.4%
                                                ------------    ------------
          Contribution from operations                  6.5%           11.6%
          Other operating expenses:
               General and administrative               6.7%            5.8%
                                                ------------    ------------
          Operating income                             -0.2%            5.8%

          Interest expense, net                        -0.9%           -1.6%
                                                ------------    ------------

          Income before income taxes                   -1.1%            4.2%
          Income tax provision                          0.2%           -1.6%
                                                ------------    ------------
          Net income                                   -0.9%            2.6%
                                                ============    ============

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenue decreased by $16.6 million or 15.6% for the six months ended June 30, 2001 to $89.5 million compared to the same period in 2000 due primarily to:

o An increase of $4.3 million generated from the opening of the Summit View Treatment Center in Las Vegas, Nevada (96 beds), and the Bill Clayton Detention Center in Littlefield, Texas (152 beds), offset by:

o A decrease of $18.9 million generated from the discontinuance of operations at 11 facilities (3,064 beds).

o A net decrease of $1.5 million generated from per diem rate increases offset by net occupancy level decreases in existing facilities.

o A decrease of $0.5 million in other revenues due to fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company's Elizabeth, New Jersey facility, and the cessation of rental income related to the sale of the Tampa Bay Academy.

Operating expenses decreased $10.2 million or 11.0% for the six months ended June 30, 2001 to $82.7 million compared to the same period in 2000 due primarily to the closing of the eleven facilities mentioned above. As a percentage of revenues, operating expenses increased to 92.5% for the six months ended June 30, 2001 from 87.7% for the six months ended June 30, 2000. The increase was primarily due to the closing of the facilities mentioned above, lower occupancy rates and increases in operating expenses on a same-facility basis of approximately $2.8 million or 3.7%.

Startup costs were $451,000 for the six months ended June 30, 2001 compared to $16,000 for the six months ended June 30 2000. Startup costs for the six months ended June 30, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property.

General and administrative expenses remained relatively consistent at $6.2 million for the periods ended June 30, 2001 and 2000. As a percentage of revenues, general and administrative expenses increased to 6.9% for the six months ended June 30, 2001 from 5.9% for the six months ended June 30, 2000. The increase in general and administrative expenses as a percentage of revenue is a result of the decrease in revenues from the closure of the eleven facilities mentioned above. Strategies to reduce general and administrative expenses were implemented during the first half of 2001. However, those reductions were offset by increases in business development expenses, as the Company continued to pursue opportunities for growth.

In addition to less significant settlements included in general and administrative expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility. The settlement was paid in April 2001.

The Company recorded a loss on the sale of assets of $146,000. The loss relates primarily to one of the airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region.

Interest expense, net of interest income, was $0.8 million for the six months ended June 30, 2001 compared to interest expense, net of interest income of $1.7 million for the six months ended June 30, 2000, a net decrease in interest expense of approximately $0.8 million. This decrease resulted from payments made on the Company's credit facility, decreasing the outstanding balance on the credit facility by approximately $15.3 million, and a decrease in interest rates.

For the six months ended June 30, 2001 the Company recognized an income tax benefit of $220,000 representing an effective tax rate of 18.2%. For the six months ended June 30, 2000 the Company recognized an expense for income taxes of $2.0 million representing an effective tax rate of 39.5%. The decrease in the effective tax rate was a result of fully reserving the loss for the six months ended June 30, 2001 at the Bayamon, Puerto Rico facility and non-deductible items.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

       Revenue decreased by $8.0 million or 15.2% for the three months ended June 30, 2001 to $44.4 million compared to the same period in 2000 due primarily due to:

o A decrease of $8.7 million from the discontinuance of operations at 10 facilities (2,764 beds) offset by an;

o An increase of $2.2 million generated from the opening of the Summit View Treatment Center in Las Vegas, Nevada (96 beds), and the Bill Clayton Detention Center in Littlefield, Texas (152 beds).

o A net decrease of $1.0 million generated from per diem rate increases offset by net occupancy level decreases in existing facilities.

o A decrease of $400,000 in other revenues due to fulfillment of a contract with a third party related to the sale of assets in December 1995, at the Company's Elizabeth, New Jersey facility, and the cessation of rental income related to the sale of the Tampa Bay Academy.

Operating expenses decreased $4.9 million or 10.7% for the three months ended June 30, 2001 to $41.3 million compared to the same period in 2000 due primarily to the closing of the ten facilities mentioned above. As a percentage of revenues, operating expenses increased to 93.1% for the three months ended June 30, 2001 compared to 88.4% for the three months ended June 30, 2000. The increase was primarily due to the closing of the facilities mentioned above, and increases in operating expenses on a same-facility basis of approximately $1.5 million or 4.1%.

Startup costs were $192,000 for the three months ended June 30, 2001 compared to $11,000 for the three months ended June 30, 2000. Startup costs for the three months ended June 30, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property.

General and administrative expenses remained relatively consistent, decreasing to $3.0 million for the three months ended June 30, 2001, from $3.1 million for the three months ended June 30, 2000. As a percentage of revenues, general and administrative expenses increased to 6.7% for the three months ended June 30, 2001 from 5.9% for the three months ended June 30, 2000. The increase in general and administrative expenses as a percentage of revenue resulted from decreased revenues from the closure of the ten facilities mentioned above. Strategies to reduce general and administrative expenses were in effect during the three months ended June 30, 2001. However, those reductions were offset by increases in business development, as the Company continued to pursue opportunities for growth.

Interest expense, net of interest income, was $379,000 for the three months ended June 30, 2001 compared to interest expense, net of interest income of $0.8 million for the three months ended June 30, 2000, a net decrease in interest expense of $431,000. This decrease resulted from payments made on the Company's credit facility, decreasing the outstanding balance on the credit facility by approximately $12.7 million, and a decrease in interest rates.

For the three months ended June 30, 2001 the Company recognized an income tax benefit of $70,000 representing an effective tax rate of 14.3%. For the three months ended June 30, 2000 the Company recognized an income tax expense of $0.9 million representing an effective tax rate of 39.5%. The decrease in the effective tax rate was a result of fully reserving the loss for the six months ended June 30, 2001 at the Bayamon, Puerto Rico facility and non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 the Company had $0.7 million of cash and working capital of $12.3 million compared to December 31, 2000 when the Company had $133,000 in cash and working capital of $18.8 million.

Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2001 compared to net cash provided by operating activities of $1.8 million for the six months ended June 30, 2000. The change was attributed primarily to:

o     A decrease in net income, as discussed above, offset by:

o A decrease in accounts receivable due to improved receivables turnover and the decrease in revenues due to the closed facilities mentioned above.

Net cash of $2.8 million was used in investing activities during the six months ended June 30, 2001 as compared to $1.5 million used in investing activities in the six months ended June 30, 2000. In the 2001 period such cash was used principally for:

o The purchase of property and equipment at existing facilities, offset by cash received from the sale of assets.

o The purchase of a note receivable related to the Newport News property, partially offset by the collection of a note receivable related to the December 2000 sale of the Tampa Bay Academy.

In the comparable period for 2000, the principal investing activities of the Company were:

o The purchase of property and equipment and expenditures for leasehold improvements at existing facilities.

o     Deposits on land purchases for future development.

o Costs associated with exploring business alternatives and financial strategies to enhance shareholder value.

Net cash of $7.9 million was used in financing activities for the six months ended June 30, 2001 as compared to $7.1 million used in financing activities for the six months ended June 30, 2000. During the 2001 period the Company's primary uses of funds were:

o     Repayment of senior debt of $7.7 million.

o     The purchase of $214,000 in treasury stock.

In the comparable period for 2000, the primary uses of funds were repayments of $14.2 million on subordinated debt offset by proceeds of $6.9 million from senior debt.

At June 30, 2001 the Company had $15.0 million outstanding under the revolving line of credit with $6.0 million in availability, and $26.2 million outstanding under the operating lease credit facility.

During the second quarter the Company realized that it was unlikely that it would comply with the existing total funded debt to adjusted EBITDA covenant and entered into negotiations with its lender which culminated with an amendment to its Credit Agreement and Master Agreement (the "second amendment"). The second amendment modified the required total funded debt to adjusted EBITDA ratio to 3.25:1 from 2.50:1 for the quarter ended June 30, 2001. The ratio will become 2.50:1 for the quarters ending September 30, 2001, and thereafter. As of June 30, 2001, the Company was in compliance with the amended covenants. Also as a result of the second amendment, there is no additional funding availability under the operating lease arrangement.

At June 30, 2001 the Company had construction commitments of approximately $880,000, which is expected to be funded by the revolving line of credit.

It is not the Company's strategy to make significant cash investments in the acquisition or construction of new facilities or the expansion of existing facilities. However, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurances that the Company's operations together with amounts available under the revolving line of credit will continue to be sufficient to finance its existing level of operations, fund start-up costs and meet its debt service obligations. Also, a continued decline in the Company's financial performance, as a result of decreased occupancy or an increase in operational expenses, could negatively impact the Company's ability to meet its financial covenants included in the Credit Agreement. If the Company is unable to generate sufficient cash flow from operations or meet its covenant requirements, it may be required to further restructure its Credit Agreement, sell assets or obtain additional financing. There can be no assurance that the Company will be able to obtain such restructure or additional financing.

The Company is in negotiations to refinance two of its facilities. One facility is currently financed under the operating lease credit facility and the other is now owned by the Company and is encumbered by the Credit Agreement. The refinancing through municipal revenue bonds are expected to generate approximately $18 million which will be utilized to reduce the Company's borrowings under its Credit Agreement including the operating lease credit facility and revolving line of credit. There can be no assurances that the Company will be successful in these negotiations.

TREASURY STOCK

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. In conjunction with the stock repurchase plan, the Company renegotiated its Credit Agreement (see above). The Company repurchased approximately 88,000 shares during the six months ended June 30, 2001 at a cost of approximately $202,000. Based on the Company capital resources as discussed above, there can be no assurances that the Company can or will repurchase additional shares subsequent to June 30, 2001.

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

                                                                            EXPECTED MATURITY DATES
                                                                            -----------------------
                                                                                                      THERE                   FAIR
                                               2001       2002       2003       2004       2005       AFTER       TOTAL       VALUE
                                               ----       ----       ----       ----       ----       -----       -----       -----

  Fixed rate debt (in thousands)               $  1       $  3       $  3       $  3       $  4       $ 302       $ 316       $ 316
                                               ====       ====       ====       ====       ====       =====       =====       =====
  Weighted average Interest
    Rate at June 30, 2001         10.00%
                                  ======
  Variable rate LIBOR debt (in
    thousands)                                 $  -       $  -      $15,000     $  -       $          $          $15,000     $15,000
                                               ====       ====      =======     ====       ====       =====      =======     =======
   Weighted average interest
     Rate at June 30, 2001        8.00%
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

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to security holders for a vote during the second quarter of 2001.

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits
                     --------
                     10.72.2  Second Amendment to Credit Agreement
                     10.73.2 Second Amendment to the Master Agreement and Other Operative Documents


           (b)       Reports on Form 8-K
                     -------------------
                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORRECTIONAL SERVICES CORPORATION
Registrant


By:  /s/ Bernard A. Wagner
   ----------------------------------------
   Bernard A. Wagner, Senior Vice President
   Chief Financial Officer


   Dated:  August 14, 2001