Form 10-Q
period 2001-09-30
CORRECTIONAL SERVICES CORP
filed 2001-11-14
CIK 914670

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended                       Commission File Number
        September 30, 2001                                0-23038
         ----------------                          --------------------

                        CORRECTIONAL SERVICES CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                11-3182580
             ------------                            --------------
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

Number of shares of common stock outstanding on November 13, 2001:  10,155,412

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
================================================================================

                        CORRECTIONAL SERVICES CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        -------

                         PART I. - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS                                          3 - 10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        10 - 16

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        17





                          PART II. - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                 18

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         18

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   18

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

ITEM 5.    OTHER INFORMATION                                                 18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                 ASSETS              SEPTEMBER 30, 2001
                                                         (UNAUDITED)       DECEMBER 31, 2000
                                                     ------------------    -----------------
CURRENT ASSETS
  Cash and cash equivalents                             $        88           $       133
  Restricted cash                                                33                    92
  Accounts receivable, net                                   27,802                36,976
  Note receivable                                               200                 3,730
  Deferred tax asset                                          1,926                 1,926
  Prepaid expenses and other current assets                   1,809                 2,673
                                                        ------------          ------------
     Total current assets                                    31,858                45,530

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET          35,699                39,543

OTHER ASSETS
  Deferred tax asset                                          8,863                 5,431
  Goodwill, net                                                 772                 1,049
  Note receivable                                             4,950                     -
  Other                                                       6,163                 5,222
                                                        ------------          ------------
                                                        $    88,305           $    96,775
                                                        ============          ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $    19,054           $    20,020
  Restructuring and impairment reserve                        4,087                     -
  Subordinated debt                                              10                    10
  Current portion of senior debt                             17,600                 6,669
                                                        ------------          ------------
     Total current liabilities                               40,751                26,699

LONG-TERM LIABILITIES
  Senior debt                                                   316                16,338

COMMITMENTS AND CONTINGENCIES                                     -                     -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000
    shares authorized, none issued and outstanding                -                     -
  Common stock, $.01 par value, 30,000,000
    shares authorized, 11,373,000 shares issued,
    10,155,000 and 10,249,000 outstanding,
    respectively                                                114                   114
  Additional paid-in capital                                 82,797                82,797
  Accumulated deficit                                       (32,682)              (26,395)
  Treasury stock, at cost                                    (2,991)               (2,778)
                                                        ------------          ------------
                                                             47,238                53,738
                                                        ------------          ------------
                                                        $    88,305           $    96,775
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

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------

Revenues                                     $   131,828     $   158,275
                                             ------------    ------------
Facility expenses:
     Operating                                   121,947         138,385
     Startup costs                                   406             116
                                             ------------    ------------
                                                 122,353         138,501
                                             ------------    ------------
Contribution from operations                       9,475          19,774
                                             ------------    ------------
Other operating expenses:
     General and administrative                   11,294           9,556
     Restructuring and impairment                  4,356               -
     Loss on contracts of facilities
       to be closed                                1,150               -
     Legal settlement                                375               -
     Loss contracts                                1,150               -
     Loss on disposal of assets                      823               -
                                             ------------    ------------
                                                  17,998           9,556
                                             ------------    ------------

Operating income (loss)                           (8,523)         10,218

Interest expense, net                             (1,215)         (2,431)
                                             ------------    ------------
Income (loss)  before income taxes                (9,738)          7,787
Income tax benefit (expense)                       3,451          (3,076)
                                             ------------    ------------

Net income (loss)                            $    (6,287)    $     4,711
                                             ============    ============

Basic and diluted earnings (loss) per share  $     (0.62)    $      0.41
                                             ============    ============








        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------

Revenues                                     $    42,344     $    52,209
                                             ------------    ------------

Facility expenses:
     Operating                                    39,166          45,409
     Startup costs                                     -             100
                                             ------------    ------------
                                                  39,166          45,509
                                             ------------    ------------
Contribution from operations                       3,178           6,700
                                             ------------    ------------

Other operating expenses:
     General and administrative                    5,119           3,324
     Restructuring and impairment                  4,356               -
     Loss on contracts of facilities
       to be closed                                1,150               -
     Loss on disposal of assets                      677               -
                                             ------------    ------------
                                                  11,302           3,324
                                             ------------    ------------

Operating income (loss)                           (8,124)          3,376

Interest expense, net                               (406)           (774)
                                             ------------    ------------
Income (loss) before income taxes                 (8,530)          2,602
Income tax benefit (expense)                       3,231          (1,028)
                                             ------------    ------------

Net income (loss)                            $    (5,299)    $     1,574
                                             ============    ============

Basic and diluted earnings (loss) per share  $     (0.52)    $      0.14
                                             ============    ============

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ----------------------------
                                                                  2001            2000
                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                           $    (6,287)    $     4,711
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                 3,056           3,712
      Asset impairment                                              2,437               -
      Deferred income tax (benefit) expense                        (3,432)          2,198
      (Gain) loss on disposal of assets, net                          823             (80)
      Changes in operating assets and liabilities:
          Restricted cash                                              59              99
          Accounts receivable                                       9,174            (407)
          Prepaid expenses and other current assets                   864            (190)
          Restructuring and impairment reserve                      4,087               -
          Accounts payable and accrued liabilities                   (967)         (5,130)
                                                              ------------    ------------
                Net cash provided by operating activities:          9,814           4,913
                                                              ------------    ------------
Cash flows from investing activities:
    Capital expenditures                                          (13,204)         (2,768)
    Proceeds from the sale of property, equipment and
      leasehold improvements                                       11,245             116
    Purchase of notes receivable, net of payments received         (1,420)              -
    Other assets                                                   (1,213)           (527)
                                                              ------------    ------------
                Net cash used in investing activities:             (4,592)         (3,179)
                                                              ------------    ------------
Cash flows from financing activities:
    Proceeds (repayments) on senior debt, net                      (5,091)          5,207
    Payment of subordinated debt                                        -         (14,180)
    Long-term portion of prepaid lease                                 37             299
    Treasury stock                                                   (213)              -
    Adjustment to paid-in capital                                       -             (10)
                                                              ------------    ------------
                Net cash used in financing activities:             (5,267)         (8,684)
                                                              ------------    ------------
Net decrease in cash and cash equivalents                             (45)         (6,950)
Cash and cash equivalents at beginning of period                      133           7,070
                                                              ------------    ------------

Cash and cash equivalents at end of period                    $        88     $       120
                                                              ============    ============

Supplemental disclosures of cash flows information:
   Cash paid (received) during the period for:
      Interest                                                $     1,276     $     3,015
                                                              ============    ============
      Income taxes, net                                       $       (68)    $     1,201
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the "Company").

In the opinion of the Company's management the accompanying unaudited condensed consolidated financial statements as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect, if any, of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement address financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect, if any, of adoption on its financial position and results of operations.

NOTE 3 - DEBT

In November 2000, the Company amended its financing arrangement ("Agreement") with Fleet National Bank, N.A. ("Fleet"), formerly Summit Bank, N.A. The amendment to the Agreement allowed the Company the option of utilizing a percentage of both: (i) excess cash flow (as defined by the Agreement) and (ii) the proceeds from the sale of certain assets, to repurchase Company stock in furtherance of the Company's stock repurchase plan (see Treasury Stock below). Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria (which were also amended). Subsequent to June 30, 2001, the Company commenced discussions with Fleet to modify certain provisions of the Agreement. The Company and Fleet made the first such modification culminating in the Agreement's second amendment modifying one of its financial covenants effective as of June 30, 2001. The Company and Fleet continued their discussions and as a result, the Company further amended the agreement to modify its financial covenants as of September 30, 2001. Consequently, the Company is in compliance with all of these covenants as of September 30, 2001.

The financing arrangement is secured by all of the assets of the Company and consists of the following components:

o $25 million (as amended) revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At September 30, 2001 the Company had $17.6 million outstanding under the revolving line of credit and $3.2 million of availability.

o $20 million delayed drawdown credit facility which provided the Company with additional financing to be used to fund the redemption of the outstanding 7% Convertible Subordinated Debentures. As of September 30, 2001 this was paid in full.

o $35 million (as amended) in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating lease arrangement. As of September 30, 2001, the Company had approximately $14.4 million outstanding under this operating lease financing facility. Pursuant to the June 30, 2001 amendment, there is no additional funding available under this component of the financing arrangement.

The $25 million revolving line of credit and the $35 million operating lease-financing facility, as amended, mature on August 31, 2002. Although the Company is in discussions with Fleet to restructure the Agreement including the operating lease arrangement and intends to modify the Agreement including the maturity date or to seek alternate sources of long-term financing, there can be no assurances that the Company will be successful. Accordingly the entire outstanding balance on the revolving line of credit of $17.6 million, is classified as short-term.

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128:

Nine Months Ended September 30,                                         2001         2000
---------------------------------------------------------------------------------------------
Numerator:
     Net income (loss)                                                  $(6,287)      $4,711
                                                                     ===========  ===========
Denominator:
     Basic earnings per share:
     Weighted average shares outstanding                                 10,189       11,373
     Effect of dilutive securities - stock options and warrants               -            4
                                                                     -----------  -----------
Denominator for diluted earnings per share                               10,189       11,377
                                                                     ===========  ===========

There are no dilutive securities for the nine months ended September 30, 2001.


Three Months Ended September 30,                                       2001           2000
---------------------------------------------------------------------------------------------
Numerator:
     Net income (loss)                                                  $(5,299)     $ 1,574
                                                                     ===========  ===========
Denominator:
     Basic earnings per share:
     Weighted average shares outstanding                                 10,155       11,373
     Effect of dilutive securities - stock options and warrants               -            3
                                                                     -----------  -----------
Denominator for diluted earnings per share                               10,155       11,376
                                                                     ===========  ===========

There are no dilutive securities for the three months ended September 30, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

In May 2000, the Company was awarded a contract from the Federal Bureau of Prisons to operate a community corrections center, often referred to as a halfway house, in New York, New York. Subject to approval by the Bureau of Prisons, the Company planned to use a building purchased shortly thereafter by James Slattery, the Company's Chairman of the Board and Chief Executive Officer, as the facility for the halfway house and paid for certain leasehold renovations and other costs with respect to the building. Due to community opposition, the Company was unable to use the building as a halfway house and requested that Mr. Slattery pay for all leasehold renovations, and other associated costs incurred by the Company. As of September 30, 2001, Mr. Slattery had paid these costs in full.

NOTE 6 - NOTE RECEIVABLE

In 2001 the Company purchased a $5 million note receivable that is in default, and is secured by a building that is currently being used by one of the Company's programs, in accordance with the note sale agreement. The Company expects to obtain title to the building during the fourth quarter of 2001.

NOTE 7 - LOSS ON THE SALE OF ASSETS

In 2001, the Company sold the 489 bed Dickens County Correctional Facility in Dickens, Texas, which had been held in the operating lease financing facility. The Company realized net proceeds from the sale of approximately $10.7 million, which have been used to reduce the Company's obligations under its operating lease financing facility. The Company recorded a loss on sale of approximately $441,000 in the third quarter of 2001. The Company's total cost for the facility included; (i) a purchase price of $9.3 million, (ii) the purchase of fixed assets and equipment, (iii) expenditures for ongoing building improvements and
(iv) certain costs associated with the operating lease financing facility.

Additionally, the Company sold both airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region. The Company realized a loss on the sale of both airplanes of approximately $374,000.

NOTE 8 - OPERATIONAL MATTERS

During the third quarter 2001, the Company formulated a restructuring initiative that was approved by the Board of Directors. The Company expects the plan initiatives to be completed by August 31, 2002. The Company recorded $7,879,000 of costs, comprised of $4,356,000 in restructuring and impairment charges, $1,150,000 in losses on contracts of facilities to be closed, and $2,373,000 in other charges as more fully described below.

RESTRUCTURING AND IMPAIRMENT CHARGES
------------------------------------
As part of the restructuring initiative, the Company plans to consolidate and restructure its corporate office, sell certain assets, and close seven facilities through August 31, 2002. The Company recorded a restructuring and impairment charge of $4.4 million consisting of (in thousands):

Severance and related benefits to terminated employees   $   205
Lease termination costs                                      270
Impairment of assets                                       3,881
                                                         -------
                                                         $ 4,356

As of November 1, 2001, the Company had terminated eighteen of its seventy-nine employees paid through the corporate office, consisting of two hourly employees and sixteen salaried managerial and administrative staff. In connection with the closure of the seven facilities, the Company anticipates terminating all 297 employees at the facilities. Eighty employees have been terminated at facilities closed prior to September 30, 2001.

The Company plans to close one adult and six juvenile facilities through August 31, 2002. As of September 30, 2001, the operations of two juvenile facilities had been discontinued. Under the provision of SFAS 121, the Company recorded impairment of $1,315,000 against the assets of these facilities based on the expected future discounted cash flows of their respective facility.

The lease termination costs relate to a lease for a facility that is closed.

The Company and the operating lease financing facility own properties that were being held as potential sites for new facilities, which are currently being marketed in accordance with the Company's restructuring initiatives. The properties are primarily undeveloped land and were written down $2,566,000 to net realizable value, based on expected future sales proceeds.

The Company expects to complete all transactions associated with its restructuring initiatives and related impairments by August 31, 2002.

LOSS ON CONTRACTS OF FACILITIES TO BE CLOSED
--------------------------------------------
Based on management's analysis of its contract obligations, the Company has recorded a reserve of approximately $1,150,000 for contracts which will require the Company incur losses to fulfill the contracts. These facilities are included in those scheduled for closure.

OTHER OPERATIONAL CHARGES
-------------------------
Included in general and administrative expenses is $1,303,000 of additional allowance primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1,070,000 related to reserves established for legal obligations and management's estimate of the results of agency audits.

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

GENERAL

Correctional Services Corporation and its wholly owned subsidiaries (the "Company") is one of the largest and most comprehensive providers of juvenile rehabilitative services with 24 facilities and approximately 3,800 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 11 facilities representing approximately 4,300 beds. On a combined basis, as of September 30, 2001, the Company provided services in 14 states and Puerto Rico, representing approximately 8,100 beds including aftercare services.

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

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-loved asset, except for certain obligations of lessees. This Statement is for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect, if any, of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement address financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect, if any, of adoption on its financial position and results of operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total revenues:

                                                 Percentage of Total Revenue
                                                       Nine Months Ended
                                                         September 30,
                                                     2001            2000
                                                 ------------    ------------
    Revenues                                           100.0%          100.0%

    Expenses:
         Operating                                      92.5%           87.4%
         Startup costs                                   0.3%            0.1%
                                                 ------------    ------------
                                                        92.8%           87.5%
                                                 ------------    ------------
    Contribution from operations                         7.2%           12.5%
                                                 ------------    ------------
    Other operating expenses:
         General and administrative                      8.6%            6.0%
         Restructuring and impairment                    3.3%              -
         Loss on contracts of facilities to be closed    0.9%              -
         Legal settlement                                0.3%              -
         Loss on disposal of assets                      0.6%              -
                                                 ------------    ------------
                                                        13.7%            6.0%
                                                 ------------    ------------
    Operating income (loss)                            (6.5)%            6.5%

    Interest expense, net                              (0.9)%          (1.5)%
                                                 ------------    ------------

    Income (loss) before income taxes                  (7.4)%            5.0%
    Income tax benefit (provision)                       2.6%          (2.0)%
                                                 ------------    ------------
    Net income (loss)                                  (4.8)%            3.0%
                                                 ============    ============

The following tables sets forth certain operating data as a percentage of total revenues:

                                                 Percentage of Total Revenue
                                                       Three Months Ended
                                                         September 30,
                                                     2001            2000
                                                 ------------    ------------

    Revenues                                           100.0%          100.0%

    Expenses:
         Operating                                      92.5%           87.0%
         Startup costs                                   0.0%            0.2%
                                                 ------------    ------------
                                                        92.5%           87.2%
                                                 ------------    ------------
    Contribution from operations                         7.5%           12.8%
                                                 ------------    ------------
    Other operating expenses:
         General and administrative                     12.1%            6.3%
         Restructuring and impairment                   10.3%              -
         Loss on contracts of facilities to be closed    2.7%              -
         Loss on disposal of assets                      1.6%              -
                                                 ------------    ------------
                                                      (26.7)%            6.3%
                                                 ------------    ------------
    Operating income (loss)                           (19.2)%            6.5%

    Interest expense, net                              (0.9)%          (1.5)%
                                                 ------------    ------------

    Income (loss) before income taxes                 (20.1)%            5.0%
    Income tax benefit (provision)                       7.6%          (2.0)%
                                                 ------------    ------------
    Net income (loss)                                 (12.5)%            3.0%
                                                 ============    ============

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue decreased by $26.4 million or 16.7% for the nine months ended September 30, 2001 to $131.8 million compared to the same period in 2000 due primarily to:

o An increase of $4.8 million generated from the opening of the Summit View Treatment Center in Las Vegas, Nevada (96 beds), and the Bill Clayton Detention Center in Littlefield, Texas (152 beds), offset by:

o A decrease of $26.8 million from the discontinuance of operations at 12 facilities (3,414 beds).

o A net decrease of $3.4 million from net per diem rate increases offset by net occupancy level decreases in existing facilities.

o A decrease of $1.0 million in other revenues due to fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company's Elizabeth, New Jersey facility, and the cessation of rental income related to the sale of the Tampa Bay Academy.

Operating expenses decreased $16.4 million or 11.9% for the nine months ended September 30, 2001 to $122.0 million compared to the same period in 2000 due primarily to the closing of the twelve facilities mentioned above. As a percentage of revenues, operating expenses increased to 92.5% for the nine months ended September 30, 2001 from 87.4% for the nine months ended September 30, 2000. The increase was primarily due to the closing of the facilities mentioned above, lower occupancy rates, and increases in operating expenses on a same-facility basis of approximately $3.0 million or 2.8%.

Startup costs were $406,000 for the nine months ended September 30, 2001 compared to $116,000 for the nine months ended September 30, 2000. Startup costs for the nine months ended September 30, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property. As of September 30, 2001, the Salinas, Puerto Rico facility had not begun operations. The Company is in discussions with the Puerto Rican government to determine the future of the facility, which may consist of the operation of the facility, the sale of the facility, or a combination thereof.

The Company formulated a restructuring initiative during the third quarter of 2001. The Company expects the plan initiatives to be completed by August 31, 2002. The Company recorded charges of $7.9 million related to corporate restructuring, asset impairments, losses on contracts of facilities to be closed, and other charges as discussed below.

General and administrative expenses increased $1.7 million or 18.2% for the nine months ended September 2001 to $11.3 million. The increase is due to charges associated with the restructuring initiative discussed above. The Company recorded $1.3 million of additional allowance primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations and management's estimate of the results of agency audits, as discussed above. This increase is offset by cost reductions from strategies to reduce general and administrative expenses, implemented during the first quarter of 2001.

As part of the restructuring initiative, the Company formulated a plan to consolidate and restructure its corporate office, sell certain assets, and close seven facilities through August 31, 2002. The Company recorded a restructuring and impairment charge of $4.4 million consisting of severance for terminated employees ($205,000); lease termination costs at a facility closed under the plan ($270,000); and a $3.9 million impairment of assets related to the facilities being closed and assets held primarily for future use, where plans have been abandoned.

Based on management's analysis of its contract obligations, the Company has recorded a reserve of approximately $1.2 million for contracts which will require the Company incur losses to fulfill the contracts. These facilities are included in those scheduled for closure.

In addition to less significant settlements included in general and administrative expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility. The settlement was paid in April 2001.

The Company recorded a loss on the sale of assets of $823,000. The loss relates primarily to the sale of the 489-bed Dickens County facility mentioned above, and the sale of both airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region.

Interest expense, net of interest income, was $1.2 million for the nine months ended September 30, 2001 compared to interest expense, net of interest income of $2.4 million for the nine months ended September 30, 2000, a net decrease in interest expense of approximately $1.2 million. This decrease resulted from payments made on the Company's credit facility, decreasing the outstanding balance on the credit facility by approximately $11.1 million, and a decrease in interest rates.

For the nine months ended September 30, 2001 the Company recognized an income tax benefit of $3.5 million representing an effective tax rate of 35.4%. For the nine months ended September 30, 2000 the Company recognized an expense for income taxes of $3.1 million representing an effective tax rate of 39.5%. The decrease in the effective tax rate was a result of fully reserving the loss for the nine months ended September 30, 2001 at the Company's Puerto Rico facilities and non-deductible items.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

       Revenue decreased by $9.9 million or 18.9% for the three months ended September 30, 2001 to $42.3 million compared to the same period in 2000 due primarily due to:

o An increase of $1.3 million generated from the opening of the Summit View Treatment Center in Las Vegas, Nevada (96 beds), and the Bill Clayton Detention Center in Littlefield, Texas (152 beds), offset by;

o A decrease of $8.1 million from the discontinuance of operations at 11 facilities (3,100 beds).

o A net decrease of $2.6 million generated from net per diem rate increases offset by net occupancy level decreases in existing facilities.

o A decrease of $475,000 in other revenues due to fulfillment of a contract with a third party related to the sale of assets in December 1995, at the Company's Elizabeth, New Jersey facility, and the cessation of rental income related to the sale of the Tampa Bay Academy.

Operating expenses decreased $6.2 million or 13.8% for the three months ended September 30, 2001 to $39.2 million compared to the same period in 2000 due primarily to the closing of the eleven facilities mentioned above. As a percentage of revenues, operating expenses increased to 92.5% for the three months ended September 30, 2001 compared to 87.0% for the three months ended September 30, 2000. The increase was primarily due to the closing of the facilities mentioned above and lower occupancy rates.

The Company incurred no startup costs during the three months ended September 30, 2001. Startup costs for the three months ended September 30, 2000, related primarily to the startup of the 96-bed Summit View, Nevada Facility.

The Company formulated a restructuring initiative during the third quarter of 2001. The Company expects the plan initiatives to be completed by August 31, 2002. The Company recorded charges of $7.9 million related to corporate restructuring, asset impairments, losses on contracts of facilities to be closed, and other charges as discussed below.

General and administrative expenses increased $1.8 million or 54.0% for the nine months ended September 2001 to $5.1 million. The increase is due to charges associated with the restructuring initiative discussed above. The Company recorded $1.3 million of additional allowance primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations and management's estimate of the results of agency audits, as discussed above. This increase is offset by cost reductions from strategies to reduce general and administrative expenses, implemented during the first quarter of 2001.

As part of the restructuring initiative, the Company formulated a plan to consolidate and restructure its corporate office, sell certain assets, and close seven facilities through August 31, 2002. The Company recorded a restructuring and impairment charge of $4.4 million consisting of severance for terminated employees ($205,000); lease termination costs at a facility closed under the plan ($270,000); and a $3.9 million impairment of assets related to the facilities being closed and assets held primarily for future use, where plans have been abandoned.

Based on management's analysis of its contract obligations, the Company has recorded a reserve of approximately $1.2 million for contracts which will require the Company incur losses to fulfill the contracts. These facilities are included in those scheduled for closure.

The Company recorded a loss on the sale of assets of $677,000 for the three months ended September 30, 2001. The loss relates primarily to the sale of the 489-bed Dickens County facility mentioned above, and the sale of an airplane previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region.

Interest expense, net of interest income, was $406,000 for the three months ended September 30, 2001 compared to interest expense, net of interest income of $774,000 for the three months ended September 30, 2000, a net decrease in interest expense of $368,000. This decrease resulted from payments made on the Company's credit facility, decreasing the outstanding balance on the credit facility by approximately $11.1 million, and a decrease in interest rates.

For the three months ended September 30, 2001 the Company recognized an income tax benefit of $3.2 million representing an effective tax rate of 37.9%. For the three months ended September 30, 2000 the Company recognized an income tax expense of $1.0 million representing an effective tax rate of 39.5%. The decrease in the effective tax rate was a result of fully reserving the loss for the three months ended September 30, 2001 at the Company's Puerto Rico facilities and non-deductible items.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001 the Company had $88,000 of cash and working capital deficit of $8.9 million compared to December 31, 2000 when the Company had $133,000 in cash and working capital of $18.8 million. The decrease in working capital is primarily related to the recording of the Company's restructuring initiative, discussed above, and the classification of senior debt as a current asset, as the debt matures August 2002.

Net cash provided by operating activities was $9.8 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $4.9 million for the nine months ended September 30, 2000. The change was attributed primarily to:

o     A decrease in net income, as discussed above, offset by:

o A decrease in accounts receivable due to improved receivables turnover and the decrease in revenues due to the closed facilities mentioned above.

o The increase in liabilities associated with the Company's operating initiatives.

Net cash of $4.6 million was used in investing activities during the nine months ended September 30, 2001 as compared to $3.2 million used in investing activities in the nine months ended September 30, 2000. In the 2001 period such cash was used principally for:

o The purchase of property and equipment at existing facilities, offset by cash received from the sale of assets. The Dickens property was purchased from the operating lease financing facility and simultaneously sold to a third party, as discussed above.

o The purchase of a note receivable related to the Newport News property, partially offset by the collection of a note receivable related to the December 2000 sale of the Tampa Bay Academy.

o Prepaid lease and leasehold improvement costs under the operating lease-financing facility on the Salinas, P.R. property.

In the comparable period for 2000, the principal investing activities of the Company were:

o The purchase of property and equipment and expenditures for leasehold improvements at existing facilities.

o     Deposits on land purchases for future development.

Net cash of $5.3 million was used in financing activities for the nine months ended September 30, 2001 as compared to $8.7 million used in financing activities for the nine months ended September 30, 2000. During the 2001 period the Company's primary uses of funds were:

o      Net repayment of senior debt of $5.1 million.

o      The purchase of $213,000 in treasury stock.

In the comparable period for 2000, the primary uses of funds were repayments of $14.2 million on subordinated debt offset by proceeds of $5.2 million from senior debt.

At September 30, 2001 the Company had $17.6 million outstanding under the revolving line of credit with $3.2 million in availability, and $14.4 million outstanding under the operating lease financing facility.

At September 30, 2001 the Company had construction commitments of approximately $111,000, which are expected to be funded by cash flows from operations.

During the second quarter the Company realized that it was unlikely that it would comply with the existing total funded debt to adjusted EBITDA covenant and commenced negotiations with its lender. The Company and its lender made an initial modification culminating in the second amendment to its Credit Agreement and Master Agreement (the "Second Amendment"). The Company was in compliance with these covenants as of June 30, 2001.

In continuing discussions with its lender, subsequent to September 30, 2001 the Company further amended the agreement to modify its Credit Agreement and Master Agreement ("Agreements") to change certain financial covenants for the quarter ended September 30, 2001, including the modification of the required total funded debt to adjusted EBITDA ratio to 3.50:1 from 2.50:1. Consequently, as of September 30, 2001, the Company is in compliance with the amended covenants. The Company and its lender continue in their discussions and both parties expect to further amend the Agreements to permit the Company to be in compliance with all of its financial covenants for the year ended December 31, 2001; however, there can be no assurance that the Company will be able to complete the amendments. Also as a result of the second amendment, there is no additional funding availability under the operating lease financing facility.

It is not the Company's strategy to make significant cash investments in the acquisition or construction of new facilities or the expansion of existing facilities. However, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurances that the Company's operations together with amounts available under the revolving line of credit will continue to be sufficient to finance its existing level of operations, fund start-up costs and meet its debt service obligations. Also, a decline in the Company's financial performance, as a result of decreased occupancy or an increase in operational expenses, could negatively impact the Company's ability to meet its financial covenants included in the Agreements, as amended. If the Company is unable to generate sufficient cash flow from operations or meet its covenant requirements, it may be required to further restructure its Agreements, sell assets or obtain additional financing. There can be no assurance that the Company will be able to obtain such restructure or additional financing.

As mentioned above, the Company sold one of its facilities during the third quarter 2001 and continues to operate the facility under a management agreement. It is in negotiations to sell one additional facility, which is encumbered by the Credit Agreement. This sale through municipal revenue bonds is expected to generate approximately $8 million, which will be utilized to reduce the Company's borrowings under its Credit Agreement. The Company intends to continue operating the facility under a management agreement negotiated during the transaction. There can be no assurances that the Company will be successful in these negotiations.

TREASURY STOCK

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. In conjunction with the stock repurchase plan, the Company renegotiated its Credit Agreement (see above). The Company repurchased approximately 93,000 shares during the nine months ended September 30, 2001 at a cost of approximately $213,000. No shares were repurchased during the three months ended September 30, 2001. Based on the Company's capital resources as discussed above, there can be no assurances that the Company can or will repurchase additional shares subsequent to September 30, 2001.

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

                                                    EXPECTED MATURITY DATES
                                                                         THERE             FAIR
                                 2001    2002    2003    2004    2005    AFTER    TOTAL    VALUE
                                 ----    ----    ----    ----    ----    -----    -----    -----
Fixed rate debt
  (in thousands)                 $  1    $  3    $  3    $  3    $  4    $ 302    $ 316    $ 316
                                 ====    ====    ====    ====    ====    =====    =====    =====
Weighted average
interest:
  Rate at September 30,
     2001                10.00%
                         ======

Variable rate LIBOR
 debt (in thousands)             $  -  $17,600   $  -    $  -    $  -    $   -   $17,600  $17,600
                                 ====  =======   ====    ====    ====    =====   =======  =======
Weighted average
interest:
  Rate at September 30,
     2001                 7.21%
                         ======

PART II  - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any legal proceedings, other than ordinary and routine litigation incidental to its business, which in the opinion of the Company are material to the Company, either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of Stockholders of Correctional Services Corporation was held on October 5, 2001. At the meeting, two (2) proposals were considered and voted upon with the following results:

         (1) To elect seven (7) directors to serve until the next annual meeting of shareholders;

         Results:

         NAME                  VOTES CAST IN FAVOR        VOTES CAST AGAINST

         Stuart M. Gerson           8,687,238                   41,083
         Shimmie Horn               8,687,238                   41,083
         Bobbie L. Huskey           8,687,238                   41,083
         James F. Slattery          8,687,238                   41,083
         Aaron Speisman             8,687,238                   41,083
         Richard P. Staley          8,687,238                   41,083
         Melvin T. Stith            8,687,238                   41,083

         (2) To ratify the reappointment of Grant Thornton, LLP as independent auditors of the Company for the year ending December 31, 2001

         VOTES CAST IN FAVOR       VOTES CAST AGAINST        VOTES ABSTAINED

              8,691,217                  25,736                   11,368

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K on August 14, 2001, to announce the sale of the Dickens County Correctional Facility in Dickens, Texas.

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


     Dated: November 14, 2001