Form 10-Q/A
period 2001-09-30
CORRECTIONAL SERVICES CORP
filed 2001-11-15
CIK 914670

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                        CORRECTIONAL SERVICES CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        -------

                         PART I. - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS                                          3 - 10


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                        10 - 15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16





                          PART II. - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS                                                 17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                         17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

ITEM 5.    OTHER INFORMATION                                                 17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  17

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

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------


Revenues                                     $   131,828     $   158,275
                                             ------------    ------------
Facility expenses:
     Operating                                   121,947         138,385
     Startup costs                                   406             116
                                             ------------    ------------
                                                 122,353         138,501
                                             ------------    ------------
Contribution from operations                       9,475          19,774
                                             ------------    ------------
Other operating expenses:
     General and administrative                   11,294           9,556
     Restructuring and impairment                  4,356               -
     Loss on contracts of facilities
       to be closed                                1,150               -
     Legal settlement                                375               -
     Loss on disposal of assets                      823               -
                                             ------------    ------------
                                                  17,998           9,556
                                             ------------    ------------


Operating income (loss)                           (8,523)         10,218

Interest expense, net                             (1,215)         (2,431)
                                             ------------    ------------
Income (loss)  before income taxes                (9,738)          7,787
Income tax benefit (expense)                       3,451          (3,076)
                                             ------------    ------------

Net income (loss)                            $    (6,287)    $     4,711
                                             ============    ============

Basic and diluted earnings (loss) per share  $     (0.62)    $      0.41
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