Form 10-K405
period 2001-12-31
CORRECTIONAL SERVICES CORP
filed 2002-04-01
CIK 914670

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[_] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________to__________.

                          Commission File No.: 0-23038


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

                               Title of each class
                               -------------------
                     Common Stock, par value $.01 per share

                    Name of each exchange on which registered
                    -----------------------------------------
                             Nasdaq National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 15, 2002 was approximately $18,279,495 based on the closing sale price of the common stock on the Nasdaq National Market consolidated tape on that date.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the close of business on March 15, 2002:

Common Stock, $.01 par value                                   10,155,275 Shares
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1   Business ........................................................    4

Item 2   Properties ......................................................   13

Item 3   Legal Proceedings ...............................................   13

Item 4   Submission of Matters to a Vote of Security Holders .............   16



                                     PART II

Item 5   Market for Registrant's Common Equity and Related
           Stockholder Matters ...........................................   17

Item 6   Selected Financial Data .........................................   18

Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................   19

Item 7A  Quantitative and Qualitative Disclosures About Market Risk ......   28

Item 8   Financial Statements and Supplementary Data .....................   29

Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ..........................................   29


                                    PART III

Item 10  Directors and Executive Officers of the Registrant ..............   29

Item 11  Executive Compensation ..........................................   31

Item 12  Security Ownership of Certain Beneficial Owners and Management ..   33

Item 13  Certain Relationships and Related Transactions ..................   34


                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    36

         Signature Page ..................................................   38

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to sell assets or enter into sale lease-back transactions; the ability to secure both new contracts and the renewal of existing contracts; the availability of financing; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

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

The combined Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 25 facilities and approximately 3,700 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities, operating 11 facilities representing approximately 4,300 beds. On a combined basis, as of December 31, 2001, the Company provided services in 15 states and Puerto Rico, representing approximately 8,000 beds including aftercare services.

Revenues for the year ended December 31, 2001 were $174.4 million versus $210.8 million in 2000. Contribution from operations was $13.1 million for 2001 compared to $25.2 million in 2000, with a net loss of $5.9 million or $(0.58) per diluted share compared to net income of $5.8 million or $0.51 per diluted share in the similar period of 2000. Diluted shares were 10.2 million and 11.4 million in 2001 and 2000, respectively.

CSC operates a wide range of correctional facilities targeted toward solving the specialized needs of governmental agencies. CSC's adult/community corrections division specializes in facilities that service, among other populations:

    o   substance abuse offenders;
    o   parole violators;
    o   pre-trial detainees;
    o   sex offenders; and
    o   community correctional program residents.

CSC's juvenile division operates largely under the YSI brand name and focuses on facilities that provide:

    o intensive treatment programs that include educational and vocational services;
    o   treatment for habitual offenders;
    o   specialized female services;
    o   detention services;
    o   sexual behavior disorder treatment programs;
    o   substance abuse programs;
    o   academy training programs;
    o   high impact treatment programs; and
    o   legislatively mandated boot camps.

CSC believes its programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility and family values, can help reduce the recidivism rate of program participants and hopefully help to prevent adult incarceration. To that end, CSC's juvenile programs are comprised of four major components: education; vocational training; socialization; and recreation. Behavioral management principles intended to dramatically change the thinking and behavior of program participants are consistently applied throughout each segment of programming in order to teach participants basic life skills, while reinforcing the principle that success begins with appropriate, acceptable behavior.

In addition to providing fundamental residential services for adult and juvenile offenders, CSC has developed a broad range of programs intended to reduce recidivism, including: basic, special, and vocational education; substance abuse treatment and counseling; life skills training; behavioral modification counseling; and comprehensive aftercare programs. In all of its facilities, CSC strives to provide the highest quality services designed to reduce recidivism. CSC continually evaluates and audits its programs and believes the reputation of its programs will lead to continued business opportunities.

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

ADULT/COMMUNITY CORRECTIONS. At year-end 2001, the Adult/Community Corrections Division operated 11 facilities in four states, six in Texas, two in New York, two in Arizona and one in Washington, for a total of 4,300 beds. During the year 2001, revenues from the Adult/Community Corrections programs comprised 32.0% of the Company's consolidated revenue, and 54.8% of the consolidated contribution margin. During the year 2001, 12.9% of the Company's consolidated revenues were earned from the Texas Department of Criminal Justice. In its eight secure adult facilities, CSC not only provides adult inmates with housing but also with other basic services, including health care, transportation and food service. In addition, CSC remains committed to providing a variety of rehabilitative and educational services, including community service and recreational programs for adult inmates where appropriate.

CSC's three Community Corrections facilities are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Qualified offenders may spend the last six months of their sentence in a community corrections program. These programs assist the offender in the reunification process with family and the community. Independent research has indicated that successful reunification can play a key role in recidivism reduction, which is the primary goal of any corrections operation. To that end, CSC provides life skills training, case management, home confinement supervision and family reunification programs from these facilities. CSC believes that community correctional facilities help reduce recidivism, result in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives for jurisdictions to prisons.

JUVENILE. The Juvenile Division operates 25 facilities in 12 states and Puerto Rico. During the year 2001, revenues from the Juvenile Division comprised 68.0% of the Company's consolidated revenues, and 45.2% of the consolidated contribution margin. During the year 2001, 11.3% and 12.7% of the Company's consolidated revenues were earned from the Florida and Maryland Departments of Juvenile Justice, respectively. The Company's juvenile facilities house youths aged 10 to 20 and represent a total of approximately 3,700 beds (excluding aftercare services provided by certain facilities outside of Georgia). CSC manages secure and non-secure juvenile offender facilities for low, medium, and high risk youths in highly structured programs, including military-style boot camps, wilderness programs, secure education and training centers, academy programs, high impact programs servicing lower level or first time offenders and detention facilities. In addition, the Company also provides non-residential aftercare programs. The Company provides aftercare services for over 600 juveniles in the State of Georgia as well as for juveniles who have completed residential programs throughout the Company's system.


MARKETING AND BUSINESS DEVELOPMENT

CSC engages in extensive marketing and business development on a national basis. Marketing efforts are spearheaded by CSC's business development team in conjunction with CSC's executive officers and outside consultants.

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

Before responding to an RFP, CSC researches and evaluates, among other factors:

    o the current size and growth projections of the available correctional and detention population;
    o   whether or not a minimum capacity level is guaranteed;
    o the willingness of the contracting authority to allow CSC to house populations of similar classification within the proposed facility for other governmental agencies; and
    o the willingness of the contracting authority to allow CSC to make adjustments in operating activities, such as work force reductions in the event the actual population is less than the contracted capacity.

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


MARKET

The Company believes there is a growing acceptance of privatization of governmental services. Correctional and detention functions traditionally performed by federal, state and local governments have faced continuing pressure to control costs and reduce the number of governmental employees. Further, despite recent decreases in the overall crime and incarceration rates, the number of adults under some form of correctional supervision (including probation and parole) has grown to almost 6.5 million in 2000 (most recent available data). Additionally, incarceration costs generally grow faster than many other parts of budget items. In an attempt to address these pressures, governmental agencies responsible for correctional and detention facilities are privatizing facilities. As of June 30, 2000 (the most recent available data), privately operated prison facilities held 76,010 of 1.9 million total inmates held in custody, up 9.1% since year-end 1999. This accounted for 5.8% of all State inmates, up from 5.4% at year-end 1999.

An estimated 1.9 million inmates are held in the nation's prisons and local jails due to sentencing guidelines and the increased popularity of "3 strikes" laws. According to the Department of Justice, the prison population rose an estimated 1,585 new inmates per week, or 68%, from 1990 through midyear 2000. On December 31, 2000, State prisons were operating between full capacity and 15% above capacity, while Federal prisons were operating at 31% above capacity.

An increasing population of adolescents are reaching the age where historically they begin to commit crimes that bring them before the juvenile courts. The services that the juvenile justice system has had the greatest growth in are residential services for children committing crimes who have serious emotional and behavioral problems. The public and private sector have had to adjust to providing services for children who are dually diagnosed, have drug and alcohol addictions and/or sex offending and fire setting histories. The Company has developed treatment programs to address these growing needs, and has focused their efforts to capture a share of this growing market.

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


FACILITIES

CSC operates adult and juvenile pre-disposition and post-disposition secure and non-secure correctional and detention facilities and non-secure community correctional facilities for federal, state and local correctional agencies. Pre-adjudication secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-adjudication secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. CSC operates seven types of post-adjudication facilities: 1) secure prisons (adult); 2) intermediate sanction facilities (adult); 3) high impact programs (juvenile); 4) academies (juvenile); 5) military-style boot camps (juvenile); 6) secure treatment and training facilities (adult and juvenile); and 7) sexually delinquent juvenile programs (juvenile).

Secure prisons and intermediate sanction facilities provide secure correctional services for individuals who have been found guilty of one or more offenses. Offenders placed in intermediate sanction facilities are typically persons who have committed a technical violation of their parole conditions, but whose offense history or current offense does not warrant incarceration in a prison. Both types of facilities offer vocational training, substance abuse treatment and offense specific treatment. High impact programs provide residential placement for juveniles who are either first time offenders or who were unable to meet the terms of a non-residential placement. High impact programs are generally short term with stays of 30 to 90 days, but involve all of the rehabilitative elements of an academy program. Academies are secure facilities that range from hardware secure to staff secure. These facilities typically service juveniles who are repeat offenders and/or violent crime offenders. The academies emphasize rehabilitative programming, including individual and group treatment, education, recreation and vocational training. Boot camps provide intensely structured and regimented residential correctional services, which emphasize disciplined activities modeled after the training principles of military boot camps and stress physical challenges, fitness, discipline and personal appearance. Secure treatment and training facilities provide numerous services designed to reduce recidivism including educational and vocational training, life skills, anger control management, and substance abuse counseling and treatment. Juvenile sex offender programs are generally locked secure and involve a length of stay from 18 to 24 months.

CSC also operates non-secure residential and non-residential community corrections programs. Non-secure residential facilities, known as halfway houses, provide residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in community corrections facilities are typically allowed to leave the facility to work in the immediate community and/or participate in community-based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence. Non-residential programs permit the offender to reside at home or in some other approved setting under supervision and monitoring by CSC. Supervision may take the form of either requiring the offender to report to a correctional facility a specified number of times each week and/or having CSC employees monitor the offender on a case management basis at his/her work site and home. In the juvenile division, the non-residential programs take the form of aftercare programs. Unlike the adult division where a non-residential supervision program may replace the last part of an adult's residential supervision, the juvenile division counterpart, the aftercare program, is strictly post release. The goal of these programs, like adult community corrections, is to assist the juvenile in effecting a positive return to their families and communities. Aftercare programs provide the contact, supervision and support that is needed to further instill the principles learned by the juvenile during the longer residential program.

ADULT DIVISION

The following information is provided with respect to the facilities for which CSC had management contracts as of March 15, 2002:


                                               DESIGN                                     CONTRACTING                 OWNED,
          FACILITY NAME, LOCATION AND         CAPACITY                                    GOVERNMENTAL             LEASED, OR
           YEAR OPERATIONS COMMENCED           BEDS(1)          TYPE OF FACILITY             AGENCY                 MANAGED(2)
           -------------------------           ------          ----------------             ------                  ---------
Arizona State Prison, Florence                   600                 Prison                   State                  Owned
   Florence, Arizona (1997)

Arizona State Prison, Phoenix West               400                 Prison                   State                  Owned
   Phoenix, Arizona (1996)

Bronx Community Corrections Center               148          Residential Community       Federal Bureau             Leased
   Bronx, New York (1996)                                     Correctional Facility         of Prisons

Brooklyn Community Correctional Center           150          Residential Community       Federal Bureau             Leased
   Brooklyn, New York (1989)                                  Correctional Facility         of Prisons

Dickens County Correctional Center               489           Long Term Detention             State                 Managed
   Spur, Texas (1998)

Fort Worth Community Corrections Center          200               Residential                 State                 Leased
   Fort Worth, Texas (1994)                                   Correctional Facility

Frio County Jail                                 391              Jail/Long Term        County/State/Federal      Part-Leased/
   Pearsall, Texas (1997)                                           Detention                                      Part-Owned

Grenada County Jail                              160                   Jail                    County                Managed
   Grenada, Mississippi (1998) (3)

Jefferson County Downtown Jail                   500              Jail/Long Term            County/State             Managed
   Beaumont, Texas (1998)                                           Detention

Newton County Correctional Facility              872                  Prison               State/Federal             Managed
   Newton, Texas (1998)

Salinas Treatment Center                         144        Secure Treatment Facility     Commonwealth of            Leased
   Salinas, Puerto Rico (2000)(4)                                                          Puerto Rico

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

(2) A managed facility is a facility for which CSC provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3) As part of the Company's restructuring initiative, the Company plans on closing the facility during 2002, and consequently it has been excluded from the Company's facility and contracted bed totals discussed throughout this filing.
(4) The Company is in negotiations to sell the property to the Commonwealth of Puerto Rico, which is currently financed through the Company's operating lease-financing facility. The property is idle as of March 15, 2002. It is unknown if the Company will secure a management contract to operate the facility, in conjunction with the sale. The outcome of the negotiations is uncertain as of March 15, 2002. Consequently, it has been excluded from the Company's facility and contracted bed totals discussed throughout this filing.

JUVENILE DIVISION

                                              DESIGN                                         CONTRACTING                OWNED,
           FACILITY NAME, LOCATION AND       CAPACITY                                        GOVERNMENTAL             LEASED, OR
            YEAR OPERATIONS COMMENCED         BEDS(1)        TYPE OF FACILITY                   AGENCY                 MANAGED(2)
            --------------------------        -------        -----------------                  ------                 ---------
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

Bell County Youth Training Center               96           Secure Detention                   County                  Managed
   Killeen, Texas (1997)                                         Facility

Bill Clayton Detention Center                  152           Secure Treatment                   State                   Managed
   Littlefield, Texas (2000)                                     Facility

Chamberlain Academy                             78              Non Secure                  Multi-State/                Owned
   Chamberlain, South Dakota (1993)                          Academy Facility                 Federal

Charles Hickey School                          355          Secure Academy/High                 State                   Managed
   Baltimore, Maryland(1993)                             Impact/Detention and Sex
                                                             Offender Facility

Colorado County Boot Camp                      156           Secure Detention               Multi-County/             Part Owned/
   Eagle Lake, Texas (1998)                                      Facility                       State                Part Managed

Cypress Creek Academy                          100            Secure Academy                    State                   Managed
   Lecanto, Florida (1997)                                       Facility

Dallas County Secure Post                       96           Secure Treatment                   County                  Managed
Adjudication Facility                                            Facility
   Dallas, Texas (1998)

Dallas Youth Academy                            96           Secure Treatment                   County                  Managed
   Dallas, Texas (1998)                                          Facility

Elmore Academy                                 150      Non Secure Academy Facility         Multi-State                 Owned
   Elmore, Minnesota (1998)

Forest Ridge Youth Services                    140       Non Secure Female Academy          Multi-State                 Owned
   Wallingford, Iowa (1993)                                      Facility

Genesis Treatment Agency                        51       Secure Sexual Delinquent              City/                    Owned
   Newport News, Virginia (1997)                            Juveniles Treatment             Multi-County
                                                                 Facility

Hemphill County Juvenile Detention             100           Secure Boot Camp                   County                  Leased
Center                                                           Facility
   Canadian, Texas (1994)

Hillsborough Academy                            25        Secure Sexual Offender                State                   Managed
   Tampa, Florida (1997)                                         Facility

JoAnn Bridges Academy                           30         Secure Female Academy                State                   Managed
   Greenville, Florida (1998)                                    Facility

Judge Roger Hashem Juvenile Justice Center      64           Secure Detention               Multi-County/               Managed
   Rockdale, Texas (1997) (3)                                    Facility                       State

Keweenaw Academy                               160      Non Secure Academy Facility             State                   Subleased
   Mohawk, Michigan (1997)

Okaloosa County Juvenile Residential            64           Secure Treatment                   State                   Managed
Facility                                                         Facility
   Okaloosa, Florida (1998)

Paulding Regional Youth                        126           Secure Detention                   State                   Managed
Detention Center                                                 Facility
   Paulding, Georgia (1999)

Polk City Youth Training Center                350           Secure Treatment                   State                   Managed
   Polk City, Florida (1997)                                     Facility

Reflections Treatment Agency                    52        Secure Sexual Offender                State                   Leased
   Knoxville, Tennessee (1992)                                   Facility

Snowden Cottage Academy                         18      Non Secure Academy Facility            State                    Managed
   Wilmington, Delaware (1997)

Springfield Academy                            108      Non Secure Academy Facility        State/Federal                Owned
   Springfield, South Dakota (1993)

Summit View Youth Facility                      96           Secure Treatment                   State                   Managed
   Las Vegas, Nevada (2000) (4)                                  Facility

Tarkio Academy                                 302         Secure Academy Sexual            Multi-State                 Subleased
   Tarkio, Missouri (1994)                                   Offender Facility

Texarkana Boot Camp                            124           Secure Boot Camp               Multi-County/               Leased
   Texarkana, Texas (1998)                                       Detention                      State
                                                                 Facility

Victor Cullen Academy                          225        Secure Academy Facility               State                   Managed
   Sabillasville, Maryland (1992) (5)

(1) Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) A managed facility is a facility for which CSC provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3) As part of the Company's restructuring initiative, the Company closed the facility in March 2002, and consequently it has been excluded from the Company's facility and contracted bed totals discussed throughout this filing.
(4) As part of the Company's restructuring initiative, the Company closed the facility in January 2002, and consequently it has been excluded from the Company's facility and contracted bed totals discussed throughout this filing.
(5) Subsequent to December 31, 2001, the Company reached an agreement with Maryland Department of Juvenile Justice to close the facility, effective April 30, 2002. The facility has been excluded from the facility and contracted beds totals discussed throughout this filing.


FACILITY CHANGES DURING THE YEAR 2001

During 2001, the Company discontinued its operations of the following facilities:

    1)  Chanute Transition Center (Juvenile);
    2)  Medina County Detention Center (Juvenile);
    3)  Tarrant County Community Correctional Facility (Adult);
    4)  Caldwell Juvenile Justice Center (Juvenile).

The Company ceased operations of the Medina County Detention Center due to lack of occupancy. The Chanute Transition Center and Caldwell Juvenile Justice Center were closed in conjunction with the Company's restructuring initiative, discussed later. The State of Texas elected to cease operations of the Tarrant County Community Correctional Facility, ending the Company's management agreement with the County.

In addition, during 2001, the Company reached agreements to discontinue its operations of three additional juvenile facilities in 2002. The Company discontinued operations of the Summit View Youth Correctional Center in January 2002, and the Judge Roger Hashem Juvenile Justice Center in March 2002, and will discontinue its operation of the Victor Cullen Academy on April 30, 2002.


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

As is standard in the industry, CSC's contracts are short term in nature, generally ranging from one to three years and containing multiple renewal options. Most facility contracts also generally contain clauses that allow the governmental agency to terminate a contract with or without cause, and are subject to legislative appropriation of funds.


OPERATING PROCEDURES

CSC is responsible for the overall operation of each facility under its management, including staff recruitment, general administration of the facility, security of inmates and employees, supervision of the offenders, and facility maintenance. CSC, either directly or through subcontractors, also provides health care, including medical, dental and psychiatric services, and food service.

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


EMPLOYEES

At February 28, 2002, CSC had approximately 3,800 employees, consisting of corporate and facility employees. Each of CSC's facilities is led by an experienced facility administrator or executive director. Other facility personnel include administrative, security, medical, food service, counseling, classification and educational and vocational training personnel. CSC conducts background screening checks and drug testing on potential facility employees. Some of the services rendered at certain facilities, such as medical services, education or food service are provided by third-party contractors.


EMPLOYEE TRAINING

All jurisdictions require corrections officers and youth workers to complete a specified amount of training. Generally, CSC employees must undergo at least 160 hours of paid training before being allowed to work in a position that will bring them in contact with offenders or detainees. This training consists of approximately 40 hours relating to CSC policies, operational procedures, management philosophy and ethics, and compliance training, and 120 hours relating to legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills, and job training relating to the specific tasks to be held. The Company believes that its training programs meet or exceed the applicable licensing requirements.

In addition to the comprehensive pre-service training, all Company personnel are required to complete annual mandatory 40-hour in-service training. Many of the required annual training topics include the requirements specified in the American Correctional Associations' Standards for Adult and Juvenile Facilities. Some of these topics are: use of force or behavior management programs; security procedures; suicide precautions; interpersonal communications; cultural sensitivity; first aid and CPR; and safety procedures. In addition to satisfying ACA standards/guidelines for in-service training, all facilities include specific, specialized training that may be mandated by the contracting agency; such as an overview of the criminal justice or juvenile justice system.

The Company is committed to providing quality training programs for newly hired employees to prepare them for a challenging and rewarding career in the Criminal Justice or Juvenile Justice field. It also provides continuing education training to veteran employees to maintain their proficiencies and adherence to the Company's commitment to provide quality service to its contracting agencies.

INSURANCE

Each management contract with a governmental agency requires CSC to maintain certain levels of insurance coverage for general liability, workers' compensation, vehicle liability and property loss or damage and to indemnify the contracting agency for claims and costs arising out of CSC's operations.

CSC currently maintains primary general liability insurance in the amount of $3,000,000 and a primary excess liability policy in the amount of $2,000,000, and an excess umbrella policy in the amount of $25,000,000, covering itself and each of its subsidiaries, as well as automobile liability insurance, employment practices liability insurance, workers' compensation insurance, and property and casualty insurance, in addition to other special forms of insurance. There can be no assurance that the aggregate amount and kinds of CSC's insurance are adequate to cover all occurrences or that insurance will be available in the future. In addition, CSC is unable to secure insurance for some unique business risks, which may include, but not be limited to, some types of punitive damages in states where it is prohibited by law.


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

The Company also leases the space for the following facilities: Hemphill County Juvenile Detention Center, Chanute Transition Center, Reflections Treatment Agency, Tarkio Academy, Keweenaw Academy, Texarkana Boot Camp, Frio County Jail, Brooklyn Community Correctional Center, Bronx Community Correctional Center, Fort Worth Community Corrections Center, and Salinas Treatment Center (which is financed through the Company's operating lease-financing facility).

The Company owns its facilities located in Florence, Arizona; Phoenix, Arizona; Chamberlain, South Dakota; Springfield, South Dakota; Elmore, Minnesota; portions of the Frio County, Texas facility; Forest Ridge, Iowa; portions of Eagle Lake, Texas expansion; and Newport News, Virginia.

During 2001, the Company also reached an agreement to sell the property owned by the Company in Bryan, Texas, from which the Company formerly operated the Los Hermanos Ranch program (which it closed in November 1999), for $450,000. The Company expects to close this sale on or about April 1, 2002.

The Company also owns, or leases pursuant to its operating lease-financing facility with Fleet National Bank, the following properties, which were acquired by the Company in anticipation of future development projects, were never developed and are now being marketed for sale. These properties are located in Belle Glade, Florida, Mangonia Park, Florida and Eagle Lake, Texas.


ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of its business, the Company routinely is named as a defendant in legal proceedings filed against the Company by inmates of, or participants in, the facilities and programs operated by the Company, in which it is alleged that the Company has been negligent in some aspect of the operation of its business and/or violated the civil rights of particular inmates or program participants. The Company also is routinely named as a respondent and/or defendant in lawsuits and proceedings before the United States Equal Employment Opportunity Commission and/or the equivalent agencies of the jurisdictions in which the Company conducts business, in which it is alleged that the Company is liable under theories of unlawful discrimination, wrongful discharge and other employment-related theories. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defense to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described below, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company's results of operations, financial condition and liquidity.

In addition, in the ordinary course of business, the Company also is named, on occasion, as a defendant in proceedings initiated by third party suppliers of goods or services in which it is alleged that the Company has breached some aspect of a contractual agreement with those parties. There are several such suits currently pending against the Company. The Company does not have insurance coverage for these types of claims; however, except as described below, the Company does not consider any of these matters to be material to the Company, either individually or in the aggregate, or outside the normal course of its business.

The Company has determined that the following matters should be deemed material to the Company under applicable SEC regulations, because either: (a) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company's current assets on a consolidated basis as of December 31, 2001:
(b) the amount sought from the Company exceeds the amount of insurance available to the Company for the claim: or (c) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company's current assets on a consolidated basis as of December 31, 2001, and the Company does not have insurance coverage available with respect to the claim:

1. BROWN, SAMSON, ET AL., V. ESMOR CORRECTIONAL SERVICES, INC., ESMOR, INC., ESMOR NEW YORK STATE CORRECTIONAL FACILITIES, INC., ESMOR MANAGEMENT, INC., ESMOR MANHATTAN, INC, ESMOR BROOKLYN, INC., ESMOR NEW JERSEY, INC., JAMES SLATTERY AND AARON SPEISMAN, Superior Court of the State of New York, No. 8654/96; removed to US District Court for the Southern District of New York; transferred to the US District Court for the District of New Jersey; DASILVA, JOAQUIN, ET AL., V. ESMOR CORRECTIONAL SERVICES, PORT AUTHORITY OF NEW YORK, ET AL., Superior Court of New Jersey, No. UNNL 1285-96; removed to US District Court for the District of New Jersey; JAMA, HAWA ABDI, ET AL. V. ESMOR CORRECTIONAL SERVICES, INC., ET AL., US District Court for the District of New Jersey, No. 973093.

      In March 1996, several former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by the negligent and intentional acts of CSC, in which the plaintiffs in the suit claimed $500,000,000 each in compensatory and punitive damages. This suit was removed to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey and certain of their spouses filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees. This suit was removed to the United States District Court, District of New Jersey, in August 1996. In July 1997, another group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the United States District Court for the District of New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of CSC. No monetary damages have been stated. Through stipulation, the parties have agreed to try these actions in the United States District Court for the District of New Jersey in order to streamline the discovery process, minimize costs and avoid inconsistent rulings. These matters are currently in the discovery stages of the proceeding. Although the Company believes that it has meritorious defenses to the claims made in these actions, and is vigorously pursuing its defense of these claims, the aggregate amount of the damages claimed by the plaintiffs in these cases substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

2. ALEXANDER, RICKEY, ET AL. V. CORRECTIONAL SERVICES CORPORATION, UNIDENTIFIED CSC EMPLOYEES, KNYVETTE REYES, R.N., DR. SAMUEL LEE, D.O., & Tony Schaffer, Esq., in the 236th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

      In May, 2001, the plaintiffs, the estate and parents of Bryan Alexander, a former inmate at the Tarrant County Correctional Facility in Mansfield, Texas (which formerly was operated by the Company), brought a wrongful death action, in which it has been alleged that the Company's negligent and intentional acts, as well as the negligent and intentional acts of the other named defendants, proximately caused the death of Bryan Alexander on January 9, 2001. Plaintiffs' original Complaint sought $300,000,000 in compensatory damages and unspecified punitive damages. Plaintiffs subsequently amended their Complaint to delete their demand for $300,000,000 in compensatory damages in lieu of a pleading that seeks unspecified compensatory and punitive damages in amounts to be proved at trial. This case is currently in the discovery stages of the proceeding. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

3. BAILEY, JOANNE; BARNES, SHEA; BERG, IDA; BURROLA, THERESA; COAN, BERTHA; DUNHAM, SHEILA; HAWKINSON, ALVIN; HEREDIA, MICHAEL; HOOEE, LOJANN; JAMES, ANDREW; LEWIS, FREDERICK; LYONS, FRANK; ROGERS, LARSON; VARGAS, CYNTHIA; AND WEBB, CHRISTOPHER VS. CSC & Unknown Persons 1-100, U.S. District Court, District of New Mexico, No. CIV-00 0005 JP/DJS.

      Plaintiffs, each a former employee of the McKinley County Jail in Gallup, New Mexico, allege various causes of action against CSC relating to their employment with CSC and subsequent termination from employment with CSC. Plaintiffs originally sought an unspecified amount of compensatory and punitive damages from the Company, but, in December 2001, presented demands to the Company in the aggregate amount of approximately $9,000,000. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

4. CITY OF TALLULAH V. TRANS-AMERICAN DEVELOPMENT ASSOC. & CORRECTIONAL SERVICES CORPORATION, 6th Judicial District Court Madison Parish, LA, Case No. 2001 000146.

      In June, 2001, the City of Tallulah filed suit against Trans-American Development Assoc. & Correctional Services Corporation, alleging that either or both parties are obligated to continue to pay to the City an annual "management fee" of $150,000 related to the Tallulah Correctional Center for Youth, despite the fact that neither party is currently operating the facility. The Complaint filed by the City in this matter does not specify the amount of damages that the City is seeking, but, based on the theory outlined in the City's complaint, the Company has estimated that the City likely will seek approximately $3,250,000 in this case. The Company believes that the City's case against the Company is wholly without merit and is vigorously defending against this claim. However, in light of the fact that this matter is not covered by any form of insurance available to the Company, and given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

5. STATE OF ARIZONA V. CORRECTIONAL SERVICES CORPORATION, CORRECTIONAL MEDICAL SERVICES, INC. ET AL., in the Superior Court of the State of AZ, in and for the County of Maricopa, No. CV2000-000205.

      During 2001, the State of Arizona filed suit against the Company and the other named defendants, including Correctional Medical Services, Inc.
      (CMS), the Company's medical services provider at the Arizona RTC/DWI Private Prison in Phoenix, Arizona, in which the State seeks indemnification from the named defendants for any and all damages and losses suffered or incurred by the State in connection with a case captioned, VALDEZ, JOSE, MARTINEZ, ZACARIAS & EDWARDA, PARENTS, V. MARICOPA COUNTY, CORRECTIONAL MEDICAL SERVICES, INC., ARIZONA DEPARTMENT OF CORRECTIONS, STATE OF ARIZONA, CORRECTIONAL SERVICES CORPORATION, ET AL., which was tried before a jury in the

      Superior Court of the State of Arizona in and for the County of Maricopa in September, 2001. The Valdez case was brought by a former inmate at the Phoenix facility whose eyesight deteriorated to near total blindness while he was in the custody of the State of Arizona, and incarcerated at various facilities, including the Phoenix facility operated by the Company. At trial, the jury awarded $6,500,000 in damages against the State of Arizona (pursuant to an agreement reached with the plaintiffs prior to trial, the Company was not a defendant at the trial of this action and the amount of the jury's award was reduced to $5,000,000). The State now seeks indemnification for the full amount of the jury award and other costs and expenses associated with that case. The Company believes that it has meritorious defenses to the State's claims, and that the ultimate liability for the claims made in this matter should lie with CMS or the other named defendants in the suit, and has asserted similar claims for indemnification from CMS and the other named defendants. Hearings and the trial on the State's claims and the Company's claims against the other defendants are scheduled to occur in 2002. This matter is covered by the Company's general liability insurance policy. However, the Company recently learned that CMS' insurance carrier is in receivership, thereby raising the possibility that CMS may not have sufficient insurance proceeds available to it to satisfy the State's claims. In that event, the Company's insurance carrier would be obligated, pursuant to the Company's contract with the State, to satisfy the State's claims. The effect of this scenario would be to reduce the amount of insurance coverage available to the Company for other claims arising under the same insurance policy.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2001 Annual Meeting of Stockholders of Correctional Services Corporation was held on October 5, 2001. At the meeting, two (2) proposals were considered and voted upon with the following results:

    (1) To elect seven (7) directors to serve until the next annual meeting of stockholders; Results:

                                                 VOTES CAST              VOTES CAST                               BROKER
                   NAME                           IN FAVOR                AGAINST               ABSTAIN          NON VOTES
                   ----                           --------                -------               -------          ---------
              Stuart M. Gerson                   9,489,738                 41,083                  0                 0
              Shimmie Horn                       9,489,738                 41,083                  0                 0
              James F. Slattery                  9,489,738                 41,083                  0                 0
              Aaron Speisman                     9,489,738                 41,083                  0                 0
              Richard P. Staley                  9,489,738                 41,083                  0                 0
              Melvin T. Stith                    9,489,738                 41,083                  0                 0
              Bobbie L. Huskey                   9,489,738                 41,083                  0                 0

    (2)       To ratify the reappointment of Grant Thornton, LLP as Independent
              Auditors of the Company for the year ending December 31, 2001.

              Results:

              NUMBER OF VOTES         NUMBER OF VOTES
               CAST IN FAVOR            CAST AGAINST             ABSTAIN
               -------------            ------------             -------
                 9,493,717                 25,736                 11,368
                 ---------                 ------                 ------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The common stock of CSC is traded on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices per share on the Nasdaq National Market, based on published financial sources.

                                                              CSC COMMON
                                                                 STOCK
                                                             SALE PRICE ($)
                                                           HIGH          LOW
        2000
              First Quarter.............................   5.25          3.75
              Second Quarter............................   5.88          2.78
              Third Quarter.............................   5.00          3.13
              Fourth Quarter............................   3.88          1.63

        2001
              First Quarter.............................   3.13          2.13
              Second Quarter............................   2.78          2.00
              Third Quarter.............................   2.65          1.80
              Fourth Quarter............................   2.50          1.65

On February 25, 2002, there were 360 holders of record and approximately 1,500 beneficial shareholders registered in nominee and street name. The Company paid no cash dividends in the years ended December 31, 2001 and 2000.

ITEM 6. SELECTED FINANCIAL DATA.

The information below is only a summary and should be read in conjunction with Correctional Services Corporation's historical financial statements and related notes (in thousands except per share data).

                                                                              Year Ended December 31,
                                                       2001            2000            1999             1998 (1)        1997
                                                  ------------------------------------------------------------------------------
Revenues                                            $ 174,418       $ 210,812       $ 233,918        $ 188,454       $ 175,933
                                                  ------------------------------------------------------------------------------
Operating expenses                                    160,885         185,447         205,662          166,443         149,389
Startup costs (1)                                         406             155           1,177            8,171             211
General and administrative (2)                         13,207          13,344          13,555           20,769          17,704
Restructuring and impairment                            4,356               -               -                -               -
Loss contract costs                                     1,150               -               -                -               -
Merger costs and related restructuring charges              -               -          12,052            1,109               -
Loss on sale of behavioral health                           -               -               -                -          20,898
Other operating (income) expenses                       1,313          (1,115)          1,874            2,327               -
                                                  ------------------------------------------------------------------------------
Operating income (loss)                                (6,899)         12,981            (402)         (10,365)        (12,269)
Interest expense, net (2)                              (2,183)         (3,483)         (3,413)          (2,961)         (2,844)
                                                  ------------------------------------------------------------------------------
Income (loss) before income taxes, extraordinary
    gain on extinguishment of debt and
    cumulative change in accounting principle          (9,082)          9,498          (3,815)         (13,326)        (15,113)
Income tax benefit (provision)                          3,202          (3,710)           (429)           1,593           1,062
                                                  ------------------------------------------------------------------------------
Income (loss) before extraordinary gain on
    extinguishment of debt and cumulative effect
    of change in accounting principle                  (5,880)          5,788          (4,244)         (11,733)        (14,051)
Extraordinary gain on extinguishment of debt,
    net of tax of $467                                      -               -             716                -               -
Cumulative effect of change in accounting, net
    of tax of $3,180                                        -               -               -           (4,863)              -
                                                  ------------------------------------------------------------------------------
Net earnings (loss)                                  $ (5,880)        $ 5,788         $(3,528)        $(16,596)       $(14,051)
                                                  ==============================================================================
Net earnings (loss) per share:
    Basic                                            $  (0.58)        $  0.51         $ (0.31)        $  (1.53)       $  (1.32)
    Diluted                                          $  (0.58)        $  0.51         $ (0.31)        $  (1.53)       $  (1.32)
BALANCE SHEET DATA:
    Working capital (deficit) (3)                    $ (7,855)        $18,831         $22,281         $ 23,167        $ 29,663
    Total assets                                       86,083          96,775         111,198          125,314         120,750
    Long-term debt, net of current portion                314          16,338          32,944           44,064          33,379
    Shareholders' equity                               47,645          53,738          50,738           51,006          65,503

-----------
(1) The 1998 amounts include the effect of the adoption of the AICPA Statement of Position 98-5, Accounting for Startup Costs.
(2) Certain reclassifications have been made to the 1997 through 2000 balances to conform to the 2001 presentation.
(3) The working capital deficit for the year ended December 31, 2001 includes amounts outstanding under the Company's credit facility agreement, as the agreement matures in August 2002. Although the Company is in discussions with its bank to extend the maturity date or to seek alternate sources of long-term financing, there can be no assurances that the Company will be successful. Accordingly the entire outstanding balance on the revolving line of credit of $16.0 million, is classified as short-term.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 25 facilities and approximately 3,700 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 11 facilities representing approximately 4,300 beds. On a combined basis, as of December 31, 2001, the Company provided services in 15 states and Puerto Rico, representing approximately 8,000 beds including aftercare services.

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

The Company typically pays all facility operating expenses, except for rent or lease payments in the case of certain government-provided facilities, or for facilities for which the Company has only a management contract. Operating expenses are principally comprised of costs directly attributable to the management of the facility and care of the residents, which include salaries and benefits of administrative and direct supervision personnel, food, clothing, medical services and personal hygiene supplies. Other operating expenses are comprised of fixed costs, which consist of rent and lease payments, utilities, insurance, depreciation and professional fees.

The Company also incurs costs as it relates to the start-up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded.

Contribution from operations consists of revenues minus facility operating expenses and start-up costs. Contribution from operations, in general, is lower in the initial stages of a facility's operations. This is due to the need to incur a significant portion of the facility's operating expenses while the facility is in the process of attaining full occupancy.

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

           RESULTS OF OPERATIONS

           The following table sets forth certain operating data as a percentage of total revenues:

                                                              Percentage of Total Revenues
                                                                Years Ended December 31,

                                                            2001           2000          1999
                                                       ------------- ------------- -------------
    Revenues                                                100.0 %       100.0 %       100.0 %
                                                       ------------- ------------- -------------
    Facility expenses:
         Operating                                          92.3          88.0          87.9
         Startup costs                                       0.2             -           0.5
                                                       ------------- ------------- -------------
                                                            92.5          88.0          88.4
                                                       ------------- ------------- -------------
    Contribution from operations                             7.5          12.0          11.6
                                                       ------------- ------------- -------------
    Other operating expenses:
         General and administrative                          7.6           6.3           5.8

         Legal settlement                                    0.2             -             -

         Restructuring and impairment                        2.5             -             -

         Loss contract costs                                 0.7             -             -

         Loss (gain) on sale of assets                       0.5          (0.5)            -

         Merger costs and related restructuring
           charges                                             -             -           5.2

         Write-off of deferred financing costs                 -             -           0.8
                                                       ------------- ------------- -------------
                                                            11.5           5.8          11.8
                                                       ------------- ------------- -------------
    Operating income (loss)                                 (4.0)          6.2          (0.2)

    Interest expense, net                                   (1.2)         (1.7)         (1.4)
                                                       ------------- ------------- -------------
    Income (loss) before income taxes and
      extraordinary gain on extinguishment of debt          (5.2)          4.5          (1.6)

    Income tax benefit (provision)                           1.8          (1.8)         (0.2)
                                                       ------------- ------------- -------------
    Income (loss) before extraordinary gain on
      extinguishment of debt                                (3.4)          2.7          (1.8)

    Extraordinary gain on extinguishment of debt,
      net of tax                                               -             -           0.3
                                                       ------------- ------------- -------------

    Net income (loss)                                       (3.4)%         2.7%         (1.5)%
                                                       ============= ============= =============

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenue decreased by $36.4 million or 17.3% for the year ended December 31, 2001 to $174.4 million compared to the same period in 2000. The decrease was primarily due to:

    o An increase of $5.2 million generated from a full twelve months of revenue for two facilities opened in 2000 (248 beds), and

    o An increase of $3.1 million from per diem rate increases at existing facilities, offset by;

    o A decrease of $34.6 million from the discontinuance of 13 programs (459 beds in 4 facilities discontinued in 2001, and 2,993 beds in 9 facilities discontinued in 2000),

    o A net decrease of $8.7 million generated from net occupancy level decreases in existing facilities,

    o A decrease of $1.4 million in other revenues due to fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company's Elizabeth, New Jersey facility, and the cessation of rental income related to the sale of the Tampa Bay Academy.

Operating expenses decreased $24.6 million or 13.2% for the year ended December 31, 2001 to $160.9 million compared to the same period in 2000 primarily due to the closing of the 13 facilities mentioned above.

As a percentage of revenues, operating expenses increased to 92.3% for the twelve months ended December 31, 2001 from 88.0% for the twelve months ended December 31, 2000. Although the Company made significant improvements in cost control initiatives, operating expenses as a percentage of revenue increased due to the rising costs of healthcare decreased occupancy levels, and the Company's inability to decrease fixed costs at the facilities, including, rent, certain administrative salaries, and depreciation expense, accordingly.

Startup costs were $406,000 for the twelve months ended December 31, 2001 compared to $155,000 for the twelve months ended December 31, 2000. Startup costs for the twelve months ended December 31, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property. As of December 31, 2001, the Salinas, Puerto Rico facility had not begun operations. The Company is in discussions with the Puerto Rican government to determine the future of the facility, which may consist of the operation of the facility, the sale of the facility, or a combination thereof.

General and administrative expenses decreased to $13.2 million for the twelve months ended December 31, 2001, compared to $13.3 million for the twelve months ended December 31, 2000. As a percentage of revenues, general and administrative expenses increased to 7.6% for the twelve months ended December 31, 2001 from 6.3% for the same period in 2000. The increase is due to the restructuring initiative formulated during the third quarter of 2001, and the decreased revenues due to the closed facilities and population decreases on a same facility basis of 7.3%. The Company recorded charges of approximately $7.9 million related to corporate restructuring and asset impairments, losses on contracts of facilities to be closed, and other charges included in general and administrative expenses as follows:



        Severance pay                                            $ 205,000
        Provision for early termination of a lease                 270,000
        Impairment of assets                                     3,881,000
        Loss contract costs                                      1,150,000
        Other charges included in general and
           administrative expenses                               2,373,000
                                                           ----------------

                                                                $7,879,000
                                                           ================


As part of the restructuring initiative, the Company formulated a plan to consolidate and restructure its corporate office, sell certain assets, and close seven facilities through August 31, 2002. The Company recorded a restructuring and impairment charge of $4.4 million consisting of severance for terminated employees ($205,000); lease termination costs at a facility closed under the plan ($270,000); and a $3.9 million impairment of assets related to the facilities being closed and assets held primarily for future use, where plans have been abandoned. The Company expects the restructuring plan initiatives to be completed by August 31, 2002. Based on management's analysis of its contract obligations, the Company has recorded costs of approximately $1.1 million for contracts that will require the Company incur losses to fulfill the contracts. These facilities are included in those scheduled for closure.

Other charges included in general and administrative expenses include $1.3 million of additional accounts receivable allowance primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations, and management's estimate of the results of agency audits. This increase to general and administrative expenses was partially offset by cost reductions from strategies to reduce general and administrative expenses, implemented during the first quarter of 2001, and the fourth quarter results of the restructuring initiative. General and administrative expenses decreased to 5.1% of revenues for the three months ended December 31, 2001, compared to 7.7% for the same period in 2000.

In addition to less significant settlements included in general and administrative expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility. The settlement was paid in April 2001. The settlement paid by the Company exceeded the amount of its insurance deductible, as certain facts of the case caused the third party insurer to dispute the enforceability of its policy with the Company. Consequently, the Company agreed with the third party insurer to pay $375,000.

The Company recorded a loss on the sale of assets of $938,000. The loss relates primarily to the sale of the 489-bed Dickens County facility, and the sale of both airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region. The Company sold the 489 bed Dickens County Correctional Facility in Dickens, Texas, which had been held in the operating lease-financing facility, to the host county. The net proceeds from the sale were approximately $10.7 million, which were used to reduce the Company's obligations under its operating lease-financing facility. The Company recorded a loss on this sale of approximately $441,000 in the third quarter of 2001. The Company continues to operate the facility under a management agreement with the County. The Company also recorded a loss of approximately $370,000 on the sale of two airplanes that were used to transport residents to and from the Company's Midwest facilities.

Interest expense, net of interest income, was $2.2 million for the twelve months ended December 31, 2001 compared to $3.5 million for the twelve months ended December 31, 2000, a net decrease in interest expense of $1.3 million. This decrease resulted from payments made on the Company's credit facility, decreasing the outstanding balance on the revolver and delayed drawdown credit facilities by approximately $6.7 million from December 31, 2000 to December 31, 2001. Additionally the weighted-average interest rate decreased from 9.2% to 6.3% over the same period.

For the twelve months ended December 31, 2001, the Company recognized an income tax benefit of $3.2 million compared to an income tax provision of $3.7 million for the twelve months ended December 31, 2000.



YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenue decreased by $23.1 million or 9.9% for the year ended December 31, 2000 to $210.8 million compared to the same period in 1999. The decrease was primarily due to:

    o An increase of $1.3 million generated from the opening of 2 juvenile facilities (248 beds).
    o A net increase of $8.6 million generated from per diem rate and net occupancy level increases in existing facilities.
    o A decrease of $33.0 million from the discontinuance of 16 programs (911 beds in 7 facilities discontinued in 2000, and 1,701 beds in 9 facilities discontinued in 1999.)

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

General and administrative expenses decreased to $13.3 million for the twelve months ended December 31, 2000 from $13.6 million for the twelve months ended December 31, 1999. The decrease of $211,000 in general and administrative expenses was primarily attributable to lower costs associated with the full effect of the YSI merger and a lower level of operations, partially offset by a $927,000 increase in the reserve recorded against accounts receivable, including $700,000 reserved against a receivable from a not-for-profit entity.

As a percentage of revenues, general and administrative expenses increased to 6.3% for the twelve months ended December 31, 2000 from 5.8% for the twelve months ended December 31, 1999. The increase in general and administrative expenses as a percentage of revenue is a result of the items noted above and the decrease in revenues related to the discontinued operations at the facilities noted above.

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

Interest expense, net of interest income, was $3.5 million for the twelve months ended December 31, 2000 compared to $3.4 million for the twelve months ended December 31, 1999, a net increase in interest expense of $100,000. This increase resulted from a decrease in interest income as the Company used available funds to repay debt and repurchase common stock and increases in the Company's borrowing rates during 2000.

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

The Company had a working capital deficit at December 31, 2001 of $7.9 million compared to working capital of $18.8 million at December 31, 2000. The Company's current ratio decreased to 0.8 at December 31, 2001, from 1.7 at December 31, 2000. The decrease in the current ratio is primarily attributable to the classification of senior debt as current, as the Company's financing facility is scheduled to mature in August 2002.

Net cash of $12.5 million was provided by operating activities for the year ended December 31, 2001 as compared to $9.7 million provided by operations for the year ended December 31, 2000.

Net cash of $4.9 million was used by investing activities during the year ended December 31, 2001 as compared to $652,000 provided during the year ended December 31, 2000. The $5.6 million increase in cash used was primarily attributable to the purchase of the Newport News property. Net cash provided by investing activities for the year ended December 31, 2000, was primarily attributable to the sale of the Crowley, CO and McLoud, OK facilities, and the Tampa Bay Academy.

During 2001, the Company effected the sale of a facility leased under it's operating lease-finacing facility. The net proceeds of $10.7 million were paid directly to the lienholder.


Net cash of $6.8 million was used in financing activities in the year ended December 31, 2001 as compared to $17.3 million used in financing activities in the year ended December 31, 2000. During 2001 the Company's primary financing activities primarily consisted of net repayments of senior debt of $6.7 million.

During 2000 the Company's primary financing activities consisted of:

    o   Net repayment of senior debt of $750,000.
    o   Repayment of subordinated debt of $14.2 million.
    o   Repurchase of common stock of $2.8 million.

At December 31, 2001 the Company had $16.0 million outstanding under the revolving line of credit with $2.5 million in availability, and $14.0 million outstanding under the operating lease-financing facility. As of the June 30, 2001 amendment, there is no additional funding available under the operating lease-financing facility. The operating lease-financing facility and the associated assets are not included in the consolidated financial statements of the Company as this financing facility is treated as an operating lease in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 13, ACCOUNTING FOR LEASES.

During 2001, the Company's Credit Agreement and Master Agreement (the "Agreements") with a syndication of banks led by Fleet National Bank (successor to Summit Bank) were amended effective as of the end of the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, as a result of the Company's realization that it likely would not be able to comply with the terms of certain financial covenants contained in the Agreements, unless those covenants were amended. Accordingly, as a result of the amendments to the Agreements made throughout 2001, the Company remained in compliance with all its loan covenants during 2001 and remained in compliance with those covenants, as amended, as of December 31, 2001. The Company agreed, in connection with the amendment to the Agreements made in 2001, that there would be no further financing available to the Company under the operating lease-financing facility aspect of the Agreements.

The revolving line of credit, as amended, and the operating lease-financing facility provided to the Company under the Agreements mature on August 31, 2002. Although the Company is in discussions with its bank to extend the maturity date of the credit facilities provided under the Agreement and is seeking alternate sources of long-term financing, there can be no assurances that the Company will be successful in either extending the maturity date of its obligations under the Agreements or in obtaining alternative sources of financing. Accordingly, the entire outstanding balance on the revolving line of credit of $16.0 million, is classified as short-term. Additionally, the Company will be required to pay the lessor of its operating lease-financing facility approximately $14.0 million upon the termination of its operating lease-financing facility, based on the current terms of the agreement.

The Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurances that the Company's operations together with amounts available under the revolving line of credit will continue to be sufficient to finance its existing level of operations, fund start-up costs and meet its debt service obligations. Also, a decline in the Company's financial performance, as a result of decreased occupancy or increases in operational expenses could negatively impact the Company's ability to meet its financial covenants included in the Agreement, as amended. If the Company is unable to generate sufficient cash flow from operations or meet its covenant requirements, it may be required to further amend or restructure its Agreement, sell additional assets or obtain additional financing. There can be no assurance that the Company will be able to obtain further amendments to the Agreements, sell additional assets or obtain additional financing.

As mentioned above, the Company sold one of its facilities during the third quarter 2001 and continues to operate the facility under a management agreement. It is in negotiations to sell one additional facility, which is encumbered by the Agreement. This sale through municipal revenue bonds is expected to generate approximately $8 million, which will be utilized to reduce the Company's borrowings under its Credit Agreement. The Company intends to continue operating the facility under a management agreement negotiated during the transaction. There can be no assurances that the Company will be successful in these negotiations.

TREASURY STOCK

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. The Company repurchased 93,000 shares and 1.1 million shares during the years ended December 31, 2001 and 2000, respectively, at a cost of $214,000 and $2.8 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company will adopt these new standards, effective January 1, 2002. The Company analyzed net goodwill at the juvenile division reporting level, as of January 1, 2002, and has determined there is no expected impairment of goodwill as of January 1, 2002. The Company recognized amortization expense related to goodwill of $370,000, $370,000 and $362,000 for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is for financial statements issued for fiscal years beginning after June 15, 2002. The Company has evaluated the impact of the adoption of this standard on its financial position and results of operations, and does not believe the effect, if any, to be significant.

In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has evaluated the impact of the adoption of this standard on its financial position and results of operations, and does not believe the effect, if any, to be significant.

                                  RISK FACTORS

Investors should carefully consider the following factors that may affect future results, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" on page 3 of this Annual Report on Form 10-K. The factors listed below represent certain important risks the Company believes could cause such results to differ and are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.


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

During 2001, the Company experienced a significant decline in the occupancy levels of certain of its facilities, which has caused its contributions from operations to decline. Occupancy levels may decline at the Company's facilities in the future and facilities might not reach occupancy levels required to produce profitability. In addition, personnel expenses are a material cost of the Company's operation.


THE NON-RENEWAL OR TERMINATION OF OUR FACILITY MANAGEMENT CONTRACTS, WHICH GENERALLY RANGE FROM ONE TO THREE YEARS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

As is typical in our industry, our facility management contracts are short-term, generally ranging from one to three years, with renewal or extension options as well as termination for convenience clauses in favor of the contracting governmental agency. Many YSI contracts renew annually. Additionally, the Company received approximately 37% of its 2001 consolidated revenue from three agencies: Maryland and Florida Departments of Juvenile Justice, and the Texas Department of Criminal Justice. Our facility management contracts may not be renewed or our customers may terminate such contracts in accordance with their right to do so. The non-renewal or termination of any of these contracts could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others. Of the multi-year contracts in place as of December 31, 2001, ten contracts representing approximately 2,674 beds are up for renewal in 2002.

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

The Company also intends to grow through selective acquisitions of companies and individual facilities although there are no current plans or agreements to acquire any other companies. We may not be able to identify or acquire any new companies or facilities and we may not be able to profitably manage acquired operations. Acquisitions involve a number of special risks, including possible adverse short-term effects on our operating results, diversion of management's attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated liabilities, and the costs of amortization of acquired intangible assets, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.


PUBLIC RESISTANCE TO PRIVATIZATION OF CORRECTIONAL AND DETENTION FACILITIES COULD RESULT IN OUR INABILITY TO OBTAIN NEW CONTRACTS OR THE LOSS OF EXISTING CONTRACTS.

The movement toward privatization of correctional and detention facilities has encountered resistance from certain groups, such as labor unions and others that believe that correctional and detention facility operations should only be conducted by governmental agencies. Political changes or changes in attitudes toward private correctional and detention facilities management in any market in which we will operate could result in significant changes to the previous acceptance of privatization in such market and the subsequent loss of facility management contracts. Further, some sectors of the federal government and some state and local governments are not legally permitted to delegate their traditional operating responsibilities for correctional and detention facilities to private companies.


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

An escape, riot or other disturbance at one of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity. Among other things, the adverse publicity generated as a result of any such event could have a material adverse effect on our ability to retain an existing contract or obtain future ones. In addition, if such an event occurs, there is a possibility that the facility where the event occurred may be shut down by the relevant governmental entity. A closure of any of our facilities could have a material adverse effect on our financial condition, results of operations and liquidity.


INSURANCE COVERAGE MAY BE INADEQUATE OR UNAVAILABLE TO COVER POTENTIAL LIABILITY RELATED TO MANAGEMENT OF CORRECTIONAL AND DETENTION FACILITIES OR ITS COSTS MAY ADVERSELY AFFECT RESULTS OF OPERATIONS.

Our management of correctional and detention facilities exposes us to potential third-party claims or litigation by prisoners or other persons for personal injury or other damages, including damages resulting from contact with our facilities, programs, personnel or students (including students who leave our facilities without our authorization and cause bodily injury or property damage). Currently, we are subject to actions initiated by former employees, inmates and detainees alleging assault, sexual harassment, personal injury, property damage, and other injuries. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance programs that provide coverage for certain liability risks faced by us, including personal injury, bodily injury, death or property damage to a third party where we are found to be negligent. There is no assurance, however, that our insurance will be adequate to cover potential third-party claims. In addition, we are unable to secure insurance for some unique business risks, which may include, but not be limited to, some types of punitive damages in states where it is prohibited by law.

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

                                                                        EXPECTED MATURITY DATES

                                                                                                   THERE                   FAIR
                                           2002       2003       2004       2005        2006       AFTER       TOTAL       VALUE
                                           ----       ----       ----       ----        ----       -----       -----       -----
Fixed rate debt (in thousands)             $  3       $  3       $  3       $  4        $  4       $ 297       $ 314       $ 314
                                           ====       ====       ====       ====        ====       =====       =====       =====
Weighted average Interest
 Rate at December 31, 2001      10.00%
                                ======
Variable rate LIBOR debt (in
thousands)                               $16,000      $  -       $  -       $  -        $  -       $   -      $16,000     $16,000
                                         =======      ====       ====       ====        ====       =====      =======     =======
Weighted average interest
 Rate at December 31, 2001       6.26%
                                 =====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this item is contained on Pages F-1 through F-28 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


        None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information Regarding Directors and Officers

        The following table sets forth the Directors and Executive Officers of the Company, together with their respective ages and positions.


Name                            Age       Position with CSC
----                            ---       -----------------
Stuart M. Gerson (1)(2)(4)       58       Chairman of the Board
James F. Slattery                52       President and Chief Executive Officer
Aaron Speisman (2)(3)            51       Executive Vice President and Director
Bernard A. Wagner                53       Senior Vice President, Chief Financial
                                            Officer and Treasurer
Richard P. Staley (2)            70       Senior Vice President and Director
Shimmie Horn (1)                 29       Director
Bobbie L. Huskey (1)(3)(4)       53       Director
Melvin T. Stith (2)(3)           55       Director
Chet Borgida (1)(3)              57       Director

(1)     Member of the Audit Committee
(2)     Member of the Compensation Committee
(3)     Member of the Stock Options Committee
(4)     Member of the Ethics and Compliance Committee

Stuart M. Gerson was elected a director of CSC in June 1994, and appointed Chairman of the Board in November 2001. Since March 1993, Mr. Gerson has been a member of the law firm of Epstein Becker & Green, P.C. From January 1993 to March 1993, he was acting Attorney General of the United States. From January 1989 to January 1993, Mr. Gerson was the Assistant U.S. Attorney General for the Civil Division of the Department of Justice.

James F. Slattery co-founded CSC in October 1987 and has been its President, Chief Executive Officer and a director since CSC's inception and Chairman from August 1994 to November 2001. Prior to co-founding CSC, Mr. Slattery had been a managing partner of Merco Properties, Inc., a hotel operation company, Vice President of Coastal Investment Group, a real estate development company, and had held several management positions with the Sheraton Hotel Corporation.

Aaron Speisman co-founded CSC in October 1987 and has been its Executive Vice President and a director since CSC's inception. From October 1987 to March 1994, Mr. Speisman also served as Chief Financial Officer of CSC. Since June 1, 1996, Mr. Speisman has been employed by CSC on a part-time basis.

Bernard A. Wagner joined the Company as Senior Vice President and Chief Financial Officer in May 2001. Since 1992, Mr. Wagner held various positions with Uniroyal Technology Corporation, most recently as Vice President and Chief Financial Officer of its High Performance Plastics, Inc. subsidiary. Prior to this position, Mr. Wagner was Director of Accounting for the company's Polycast Technology division and Director of Finance and Accounting at the corporate headquarters. Mr. Wagner is a Florida CPA.

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

Shimmie Horn was elected a director of CSC in June 1996. Mr. Horn is President of Iroquois Properties, Inc., a real estate holding company. Mr. Horn, received a B.A. degree in Economics from Yeshiva College in 1993, and graduated from the Benjamin Cardozo School of Law in 1996. He is the son of the late Morris Horn, the former Chairman of the Board and a founder of CSC, and Esther Horn, a principal stockholder of CSC.

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

Chet Borgida was appointed a director in November 2001. Since June 2001, Mr. Borgida has been a Senior Vice-President and Chief Financial Officer of Cross Media Marketing Corporation. From 1977 to May 2001, Mr. Borgida was a partner with Grant Thornton LLP, the Company's independent auditors.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that the Reporting Persons complied with all filing requirements applicable to them during the year ended December 31, 2001.

ITEM 11.EXECUTIVE COMPENSATION.

The following table sets forth a summary of the compensation paid by CSC during the three fiscal years ended December 31, 2001, 2000 and 1999 for CSC's Chief Executive Officer and for CSC's executive officers (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                   ANNUAL COMPENSATION                            COMPENSATION

                                                                                            NUMBER OF
                                                                          OTHER ANNUAL     SECURITIES       ALL OTHER
                                                 SALARY       BONUS       COMPENSATION     UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR        ($)          ($)           ($)(4)          OPTIONS           (5)
---------------------------           -----       ----         ----          -------         -------           ---
James F. Slattery                     2001       287,726      200,000         20,244              0           7,176
       Chief Executive Officer        2000       288,744      160,000         11,808              0          14,661
        and President                 1999       270,000      200,000         11,815         40,000           9,625

Bernard A. Wagner (1)                 2001       92,132             0              0         10,000               0
      Senior Vice-President and
      Chief Financial Officer

Michael C. Garretson (3)              2001       216,846            0         12,000(6)           0             129
      Former Executive Vice           2000       213,692            0         12,000(6)           0             516
      President and                   1999       194,307            0         12,000(6)           0             292
      Chief Operating Officer

Ira M. Cotler (2)                     2001       123,577       82,888          3,231              0              27
      Former Executive Vice           2000       208,461       23,334          6,000              0              76
      President and Chief             1999       191,077       82,827          6,000         25,000              67
      Financial Officer
---------------------

(1) Bernard A. Wagner was elected Senior Vice-President and Chief Financial Officer on October 12, 2001. He worked in the capacity of Chief Financial Officer beginning in May 2001.
(2) Ira M. Cotler resigned from his position as Executive Vice-President and Chief Financial Officer effective June 30, 2001.
(3) Michael C. Garretson resigned from his position as Executive Vice-President and Chief Operating Officer, effective January 2002.
(4)     Consists of car lease payments or auto allowance.
(5)     Consists of life insurance premiums.
(6)     Consists of a housing allowance.

EMPLOYMENT AGREEMENT

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

Also, on September 29, 1999, CSC entered into a Change in Control Agreement with Mr. Slattery which provides for payments of specified benefits to Mr. Slattery in the event his employment terminates under specified circumstances following a change in control of CSC. For the purposes of this agreement, a change in control is deemed to take place whenever:

    o for any period of two consecutive years beginning on any date from and after September 29, 1999, if the Board of Directors at any time during or at the end of such period is not comprised so that a majority of the directors are either (i) individuals who constitute the Board of Directors at the beginning of such period or (ii) individuals who joined the Board during such period who were elected or nominated for election pursuant to a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved (but not including, for purposes of (i) or (ii), a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (B) of Subsection 1(b) of the Change in Control Agreement relating to stockholder approval of a merger, share exchange or consolidation of the Company);
    o the stockholders of CSC approve a merger, share exchange or consolidation of CSC with or into any other corporation wherein immediately following such merger, the stockholders of CSC prior to the transaction own less than 51% of the outstanding voting stock of CSC (if it is the survivor of the transaction) or the surviving entity; or
    o the stockholders of CSC approve a plan of complete liquidation of CSC or an agreement for the sale or disposition by CSC of all or substantially all CSC's assets.

Benefits made available to Mr. Slattery under the terms of the change in control agreement in the event that his employment is terminated under the above specified circumstances may include:

    o payment of his full base salary through the date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which Mr. Slattery is entitled under his employment agreement or pursuant to any plan of CSC in which he is participating at the time of termination;
    o a lump sum severance payment equal to the sum of (A) three times Mr. Slattery's annual base salary and incentive bonus in effect immediately prior to the occurrence of the change in control and (B) $1,000,000 as payment for Mr. Slattery's agreement to extend his agreement not to compete under his employment agreement to four years following the date of termination;
    o any deferred compensation allocated or credited to Mr. Slattery or his account as of the date of termination;
    o Certain additional payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code;
    o maintenance of life, disability, accident and health insurance benefits substantially similar to those that Mr. Slattery was receiving immediately prior to the notice of termination, for the period beginning on the date of termination and ending on the earlier of (A) the end of the 36th month after the date of termination or (B) the date Mr. Slattery becomes eligible for such benefits under any plan offered by an employer with which he is employed on a full-time basis; and
    o All benefits payable to Mr. Slattery under any applicable retirement, thrift, and incentive plans as well as any other plan or agreement sponsored by CSC or any of its subsidiaries relating to retirement benefits.

STOCK OPTIONS

The following table sets forth the value of unexercised stock options held by the Named Executives. No options were granted to or exercised by the Named Executives in 2001:

                       OPTION VALUES AT DECEMBER 31, 2001

                         NUMBER OF SHARES UNDERLYING OPTIONS AT   VALUE OF IN-THE MONEY OPTIONS AT YEAR
    NAME                   YEAR END EXERCISABLE/UNEXERCISABLE         END EXERCISABLE/UNEXERCISABLE
    James F. Slattery                176,667/13,333                               $0/$0
    Mike Garretson                      90,000/0                                  $0/$0
    Ira Cotler                       116,667/8,333                                $0/$0
    Bernard Wagner                      0/10,000                                  $0/$0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of the Common Stock on February 25, 2002 by (i) each person known by the Company to own beneficially more than five percent of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under "Executive Compensation" of this Annual Report on Form 10-K, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:

                                              NUMBER OF        ACQUIRABLE          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER           SHARES       WITHIN 60 DAYS**     OUTSTANDING
------------------------------------           ------       ----------------     -----------
James F. Slattery(1)......................     777,245           176,667             9.4
Dimension Fund Advisors, Inc (3)..........     719,087                --             7.1
Jacob May/Background America (4) .........     604,100                --             5.9
Esther Horn(1)............................     597,175                --             5.9
Aaron Speisman(1)(5)......................     418,638            26,667             4.4
Ira M. Cotler(1)..........................      18,518(2)        116,667             1.3
Michael C. Garretson(1)...................          --            90,000               *
Stuart Gerson(1)..........................       6,000            50,000               *
Bobbie L. Huskey(1).......................       1,206            30,000               *
Melvin T. Stith(1)........................          --            30,000               *
Shimmie Horn(1)...........................       9,312            16,667               *
Richard P. Staley(1)......................      11,150            28,667               *
Jennifer Anna Speisman 1992 Trust(1)......      83,438                --               *
Joshua Israel Speisman 1992 Trust(1)......      53,438                --               *
Bernard A. Wagner (1).....................          --             3,333               *

All officers and directors as a group
   (ten persons)(6).......................   1,378,945           550,333            19.0

---------------------
*     LESS THAN 1%
** Consists of shares issuable upon exercise of options unless otherwise noted.

(1) Address is c/o Correctional Services Corporation, 1819 Main Street, Suite 1000, Sarasota, Florida 34236.
(2) Includes 2,612 shares of CSC common stock owned by his wife, as to which he disclaims beneficial ownership.
(3) Address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. In a Form 13G/A, filed February 12, 2002, Dimension Fund Advisors, Inc. reports sole voting power to vote or direct the vote over 719,087 shares, however, disclaims any beneficial ownership of such shares.
(4)     Address is 1900 Church Street, Suite 400, Nashville, TN  32703.

(5) Does not include 83,438 shares of Common Stock owned by the Jennifer Anna Speisman 1992 Trust and 53,438 shares of Common Stock owned by the Joshua Israel Speisman 1992 Trust, trusts for the benefit of Mr. Speisman's children, as to which Mr. Speisman disclaims beneficial ownership.
(6) The ten officers and directors include: Ira M. Cotler, Michael C. Garretson, Stuart M. Gerson, Shimmie Horn, Bobbie L. Huskey, James F. Slattery, Aaron Speisman, Richard P. Staley, Bernard A. Wagner, and Melvin T. Stith.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year 2000, the Company subleased a building located at 12-16 East 31st Street, New York, New York from LeMarquis Operating Corp. ("LMOC"), a corporation owned 25% by Esther Horn and 8% by James F. Slattery. The Company used the space in the building for the Manhattan and New York Community Corrections programs. The Company has ceased its operations of these programs and no longer subleases these buildings.

LMOC leased this building from an unaffiliated party at a total monthly rental of approximately $33,000. As a result of the lease negotiations, under a sublease dated as of January 1, 1994, since May 1, 1995, the Company had paid rent of $18,000 per month above the rent paid by LMOC to the building's owner for a total monthly rent of approximately $51,420. The Company invested $739,000 in leasehold improvements and did not receive any credit, in terms of a reduction in rent or otherwise, for these improvements. The terms of this sublease were not negotiated at arm's length due to the relationship of Mrs. Horn and Mr. Slattery with both the Company and LMOC.

The negotiation of the sublease, including the renewal terms, was requested by the Representative of the Underwriters of the Company's February 2, 1994 initial public offering to substantially track the renewal terms of the Company's management contract. The negotiations were not subject to the board resolution, adopted subsequent to the negotiations, relating to affiliated transactions, although the terms were approved by all of the directors. The initial term of the Company's sublease expired April 30, 1995, and its first renewal term expired April 30, 2000. The sublease contained two additional successive five-year renewal options beginning May 1, 2000 which the Company chose not to exercise the options and instead occupied the building as a holdover tenant until its complete cessation of operations on December 31, 2000.

The Company had previously paid $40,000 to LMOC for the renewal options. These renewal options were separately negotiated between the Board of Directors of the Company and LMOC. Mr. Slattery participated in such negotiations. Mrs. Horn and Mr. Slattery received their proportionate shares of rents received by LMOC under the terms of this sublease.

Previously, residential and commercial tenants of this building paid rent to LeMarquis Enterprise Corp. ("Enterprises"), a company owned 30% by Mrs. Horn, 28% by Mr. Slattery and 25% by Mr. Speisman, and Enterprises paid all expenses of operating the residential and commercial portions of the building as well as a portion of the overall expenses of the building. Beginning February 1994 through December 2000, all of the building's revenues, including rent from the residential and commercial tenants were received and expenses paid by the Company. The Company paid $203,000 and $147,000 in rent payments for the years ended December 31, 2000 and 1999.

The Company leases the entire building located at 988 Myrtle Avenue, Brooklyn, New York from Myrtle Avenue Family Center, Inc. ("MAFC") pursuant to a five-year lease which commenced January 1, 1994. The lease established a monthly rental of $40,000 and contained three five-year renewal options. The Company is currently in its first option period, which runs from January 1, 1999 through December 31, 2003. The monthly rental payment during the first option period is $40,000. The monthly rental for the second option period, which runs from January 1, 2004 through December 31, 2008, is $45,000, and the monthly rental for the third option period, which runs from January 1, 2009 through December 31, 2013, is $50,000. In addition, the Company pays taxes, insurance, repairs and maintenance on this building. MAFC is a corporation owned by Mrs. Horn (27.5%) and Messrs. Slattery (8%) and Speisman (27.5%). The terms of the lease were not negotiated at arm's length due to their relationship with MAFC and the Company. Messrs. Slattery and Speisman participated in such negotiations. The Company paid $480,000 in rent payments for each of the years ended December 31, 2001, 2000 and 1999.

Since October 1, 1996, the Company has leased a building located at 2534 Creston Avenue, Bronx, New York from Creston Realty Associates, L.P. ("CRA"), the corporation owned 10% by Esther Horn, from which the Company operates its Bronx Community Correctional Facility. The original lease term was two years commencing October 1, 1996 and had three additional one year option periods. The Company paid $242,000, $201,000 and $194,000 in rent payments for the years ended December 31, 2001, 2000 and 1999, respectively. The original term of the lease expired on September 30 2001 and the Company has occupied the premises on a month-to-month basis since that time while the Company and CRA negotiate the terms of an extension to the lease. The Company has reached an agreement in principle with CRA on the terms of a 10-year extension to the lease, effective retroactively to October 1, 2001, which would increase the annual rent payable by the Company to $330,000, and provide for biennial increases in annual rent up to $450,000 per year during the term of the extension. The terms of the extension also would enable the Company to terminate the lease at the end of any lease year at its option upon payment to the landlord of the full amount of the next year's rent as an early termination fee. As with the original lease term, the Company also would pay taxes, insurance, repairs and maintenance on this building during the term of the extension. The terms of this lease were not negotiated at arm's length due to the relationship between the Company, Mrs. Horn and CRA. The Company expects to finalize the terms of this lease extension on or about April 1, 2002.

In May 2000, the Company was awarded a contract from the Federal Bureau of Prisons to operate a community corrections center, often referred to as a halfway house, in New York, New York. Subject to approval by the Bureau of Prisons, the Company planned to use a building purchased shortly thereafter by James Slattery, the Company's President and Chief Executive Officer, as the facility for the halfway house and paid for certain leasehold renovations and other costs with respect to the building. Due to community opposition, the Company was unable to use the building as a halfway house and requested that Mr. Slattery pay for all leasehold renovations, and other associated costs incurred by the Company of approximately $558,000. As of December 31, 2001, Mr. Slattery had paid these costs in full.

Stuart M. Gerson, a director of CSC, is a member of Epstein Becker & Green, CSC's legal counsel. Epstein Becker & Green received approximately $98,000, $270,000 and $397,000 in legal fees from CSC for the years ended December 31, 2001, 2000 and 1999, respectively.

On November 29, 2000, Youth Services International Real Property Partnership, L.L.C., a wholly-owned subsidiary of the Company, entered into an agreement to sell real property located at 12012 Boyette Road, Riverview, Florida to a two-person Florida based partnership. Aaron Speisman, a director of CSC, is a member of that partnership. This contract was reviewed by the independent directors of the Company and deemed to be at arm's length. The sale closed on December 29, 2000, and the partnership agreed to pay the Company $3,940,000. A portion of the purchase price was paid by a promissory note guaranteed by the members of the partnership in the amount of $480,000. The promissory note was paid in full during the year ended December 31, 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


           (a)  The following documents are filed as part of this report:

                (1)    Financial Statements:

                       The consolidated statements of the Company are included on pages F-1 through F-28 of this Form 10-K.

                (2)    The financial statement schedules prescribed by this
                       Item 14 are not required.

                (3) Exhibits (All referenced herein to "SEC" shall mean the U.S. Securities and Exchange Commission.)

           (b)  None filed

           (c)  Exhibits:

    2.1         Agreement and Plan of Merger, dated as of September 23, 1998, among YSI, CSC and Palm Merger Corp.(9)
    2.2         First Amendment, dated as of January 12, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI,
                CSC and Palm Merger Corp.(10)
    2.3         Second Amendment, dated as of March 2, 1999, to the Agreement and Plan of Merger, dated as of September 23, 1998, among YSI,
                CSC and Palm Merger Corp.(12)
    3.1         Certificate of Incorporation of CSC dated October 28, 1993.(1)
    3.1.1       Copy of Certificate of Amendment of Certificate of Incorporation
                of CSC dated July 29, 1996.(3)
    3.1.2       Copy of Certificate of Correction to CSC's Certificate of
                Incorporation.(1)
    3.1.3       Copy of Certification of Correction to CSC's Certificate of
                Amendment to CSC's Certificate of Incorporation. (1)
    3.2         CSC's By-Laws.(11)
    4.1         Form of YSI's 7% Convertible Subordinated Debentures Due
                February 1, 2006.(6)
    4.2.1       Amendment to Fiscal and Paying Agency Agreement, dated March 31,
                1999, by and among YSI, The Chase Manhattan Bank, N.A., New
                York, The Chase Manhattan Bank, N.A., London and Chase Manhattan
                Bank Luxembourg S.A.(7)
    4.3         Indenture, dated October 15, 1996, by and between YSI and The
                Chase Manhattan Bank, N.A., as Trustee.
    4.3.1       Amendment to Indenture, dated March 31, 1999, by and between YSI and The Chase Manhattan Bank, as Trustee.(7)
  * 10.1        CSC's 1993 Stock Option Plan, as amended.(11)
  * 10.6        Employment Agreement between CSC and Aaron Speisman.(1)
  * 10.6.1      Modification to the Employment Agreement between CSC and Aaron
                Speisman, dated June 13, 1996.(3)
    10.17       Form of Lease between CSC and Myrtle Avenue Family Center,
                Inc.(1)
  * 10.25       1994 Non-Employee Director Stock Option Plan.(2)
    10.44       Lease Agreement between CSC and Creston Realty Associates, L.P., dated October 1, 1996.(3)
    10.61       Sublease for Sarasota, Florida office space dated April 9, 1998 between Lucent Technologies, Inc. and CSC and Landlord Consent to Sublease.(4)
    10.72       Credit Agreement, dated August 31, 1999, between CSC and Summit
                Bank, N.A.(8)
    10.72.1     First Amendment to Credit Agreement, dated November 10, 2000, between CSC and Summit Bank, N.A.(13)
    10.72.2     Second Amendment to Credit agreement, dated August 15, 2001, between CSC and Fleet National Bank, successor by merger to Summit Bank.(14)
    10.72.3     Third Amendment to Credit agreement, dated November 15, 2001, between CSC and Fleet National Bank, successor by merger to Summit Bank.
    10.72.4     Fourth Amendment to Credit agreement, dated November 28, 2001, between CSC and Fleet National Bank, successor by merger to Summit Bank.
    10.73       Master Agreement, dated August 31, 1999, between CSC and
                Atlantic Financial Group, Ltd., Summit Bank, N.A. and SunTrust
                Bank.(8)

    10.73.1     First Amendment to Master Agreement dated August 31, 1999, between CSC and Atlantic Financial Group, Ltd., Summit Bank,
                N.A. and SunTrust Bank.(13)
    10.73.2     Second Amendment to the Master Agreement, dated August 15, 2001, between CSC and Atlantic Financial Group, Ltd., Fleet National
                Bank, successor by merger to Summit Bank, N.A. and SunTrust
                Bank, Nashville, N.A.(14)
    10.73.3     Third Amendment to Master Agreement, dated November 15, 2001, between CSC and Atlantic Financial Group, Ltd., Fleet National
                Bank, successor by merger to Summit Bank, N.A. and SunTrust
                Bank, Nashville, N.A.
  * 10.74       Employment Agreement dated September 29, 1999 between CSC and
                James F. Slattery.(5)
  * 10.75       Change in Control Agreement dated September 29, 1999 between CSC and James F. Slattery.(5)
    21          List of Subsidiaries - See Page F-7 of This Filing
    23.1        Consent of Grant Thornton L.L.P., CSC's independent public accountants


    (1) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form SB-2 (Registration No. 33-71314-NY).
    (2) Incorporated by reference to exhibit of same number filed with the initial filing of CSC's Annual Report on Form 10-KSB for the year ended December 31, 1995.
    (3) Incorporated by reference to exhibit of same number filed with CSC's Annual Report on Form-10-KSB for the year ended December 31, 1996.
    (4) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the three months ended March 31, 1998.
    (5) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the nine months ended September 30, 1999.
    (6) Incorporated by reference to exhibit of same number filed with CSC's Current Report on Form 8-K filed with the SEC on April 15, 1999.
    (7) Incorporated by reference to exhibit of same number filed with CSC's Current Report on Form 8-K filed with the SEC on April 22, 1999.
    (8) Incorporated by reference to exhibit of same number filed with CSC's Current Report on Form 8-K filed with the SEC on September 29, 1999.
    (9) Incorporated by reference to CSC's Current Report on Form 8-K, filed with the SEC on September 25, 1998.
    (10) Incorporated by reference to CSC's Current Report on Form 8-K, filed with the SEC on January 21, 1999
    (11) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form S-1 (Registration Number 333-6457).
    (12) Incorporated by reference to exhibit of same number filed with CSC's, Current Report on Form 8-K, filed with the SEC on March 3, 1999.
    (13) Incorporated by reference to exhibit of same number filed with CSC's Form 8-K on November 10, 2000.
    (14) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the six months ended June 30, 2001.

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

                                              By: /s/ James F. Slattery
                                                 -------------------------------
                                                  James F. Slattery, President
Dated: April 1, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----

/s/ James F. Slattery             President and Chief             April 1, 2002
-------------------------------   Executive Officer
James F. Slattery


/s/ Bernard A. Wagner             Senior Vice President,          April 1, 2002
-------------------------------   Chief Financial Officer
Bernard A. Wagner


/s/ Aaron Speisman                Executive Vice President        April 1, 2002
-------------------------------   and Director
Aaron Speisman


/s/ Richard Staley                Senior Vice President           April 1, 2002
-------------------------------   and Director
Richard Staley


/s/ Stuart Gerson                 Chairman of the Board           April 1, 2002
-------------------------------
Stuart Gerson


/s/ Shimmie Horn                  Director                        April 1, 2002
-------------------------------
Shimmie Horn


/s/ Bobbie L. Huskey              Director                        April 1, 2002
-------------------------------
Bobbie L. Huskey


/s/ Melvin T. Stith               Director                        April 1, 2002
-------------------------------
Melvin T. Stith


/s/ Chet Borgida                  Director                        April 1, 2002
-------------------------------
Chet Borgida

                                    CONTENTS

                                                                           PAGE

Report of Independent Certified Public Accountants                          F-2

    Consolidated Balance Sheets as of December 31, 2001 and 2000            F-3

    Consolidated Statements of Operations for the years ended
       December 31, 2001, 2000, and 1999                                    F-4

    Consolidated Statement of Stockholders' Equity for the years ended
       December 31, 2001, 2000, and 1999                                    F-5

    Consolidated Statements of Cash Flows for the years ended
       December 31, 2001, 2000, and 1999                                    F-6

    Notes to Consolidated Financial Statements                              F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Correctional Services Corporation

We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/  GRANT THORNTON LLP

Tampa, Florida
March 8, 2002

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                                          December 31,
                                                                       ---------------------------
                                                                           2001           2000
                                                                       ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                            $        932   $        133
  Restricted cash                                                                33             92
  Accounts receivable, net                                                   25,761         36,976
  Notes receivable                                                                -          3,730
  Deferred tax asset                                                          2,037          1,926
  Prepaid expenses and other current assets                                   1,506          2,673
                                                                       ------------   ------------
     Total current assets                                                    30,269         45,530

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                          40,978         39,543

OTHER ASSETS
  Deferred tax asset                                                          8,625          5,431
  Goodwill, net                                                                 679          1,049
  Other                                                                       5,532          5,222
                                                                       ------------   ------------
                                                                       $     86,083   $     96,775
                                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $      5,798   $      5,338
  Accrued liabilities                                                        13,854         14,682
  Restructuring and impairment reserve                                        2,462              -
  Subordinated debt                                                              10             10
  Current portion of senior debt                                             16,000          6,669
                                                                       ------------   ------------
     Total current liabilities                                               38,124         26,699

LONG-TERM SENIOR DEBT                                                           314         16,338

COMMITMENTS AND CONTINGENCIES                                                     -              -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000 shares authorized,
   none issued and outstanding                                                    -              -
  Common Stock, $.01 par value, 30,000 shares authorized,
   11,373 and 10,155 shares issued and outstanding in 2001,
   respectively, and 11,373 and 10,249 shares issued and
   outstanding in 2000, respectively                                            114            114
  Additional paid-in capital                                                 82,797         82,797
  Accumulated deficit                                                       (32,275)       (26,395)
  Treasury stock, at cost                                                    (2,991)        (2,778)
                                                                       ------------   ------------
                                                                             47,645         53,738
                                                                       ------------   ------------
                                                                       $     86,083   $     96,775
                                                                       ============   ============

   The accompanying notes are an integral part of these financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                  Year Ended December 31,
                                                        ------------------------------------------
                                                            2001            2000           1999
                                                        ------------   ------------   ------------
Revenues                                                $    174,418   $    210,812   $    233,918
                                                        ------------   ------------   ------------
Facility expenses:
     Operating                                               160,885        185,447        205,662
     Startup costs                                               406            155          1,177
                                                        ------------   ------------   ------------
                                                             161,291        185,602        206,839
                                                        ------------   ------------   ------------
Contribution from operations                                  13,127         25,210         27,079
Other operating expenses:
     General and administrative                               13,207         13,344         13,555
     Legal settlement                                            375              -              -
     Restructuring and impairment                              4,356              -              -
     Loss contract costs                                       1,150              -              -
     Loss (gain) on disposal of assets                           938         (1,115)             -
     Merger costs and related restructuring charges                -              -         12,052
     Write-off of deferred financing costs                         -              -          1,874
                                                        ------------   ------------   ------------
                                                              20,026         12,229         27,481
                                                        ------------   ------------   ------------
Operating income (loss)                                       (6,899)        12,981           (402)

Interest expense, net                                         (2,183)        (3,483)        (3,413)
                                                        ------------   ------------   ------------
Income (loss) before income taxes and extraordinary
     gain on extinguishment of debt                           (9,082)         9,498         (3,815)
Income tax (provision) benefit                                 3,202         (3,710)          (429)
                                                        ------------   ------------   ------------
Income (loss) before extraordinary gain on
     extinguishment of debt                                   (5,880)         5,788         (4,244)
Extraordinary gain on extinguishment of debt, net of
     tax of $467                                                   -              -            716
                                                        ------------   ------------   ------------
Net income (loss)                                       $     (5,880)  $      5,788   $     (3,528)
                                                        ============   ============   ============
Basic and diluted income (loss) per share:
     Income (loss) before extraordinary gain on
          extinguishment of debt                        $      (0.58)  $       0.51   $      (0.38)
     Extraordinary gain on extinguishment of debt                  -              -           0.07
                                                        ------------   ------------   ------------
          Net income (loss) per share                   $      (0.58)  $       0.51   $      (0.31)
                                                        ============   ============   ============
Number of shares used to compute EPS:
       Basic                                                  10,181         11,366         11,219
       Diluted                                                10,181         11,367         11,219

   The accompanying notes are an integral part of these financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                         Additional
                                            Common        Paid-in       Accumulated     Treasury
                                             Stock        Capital        (Deficit)        Stock          Total
                                         ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1998             $        109   $     79,552   $    (28,655)  $          -   $     51,006

Exercise of stock options                           1            515              -              -            516
Exercise of warrants                                4          2,740              -              -          2,744
Net loss                                            -              -         (3,528)             -         (3,528)
                                         ------------   ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 1999                      114         82,807        (32,183)             -         50,738

Adjustment for overpaid warrants                    -            (10)             -              -            (10)
Stock repurchase                                    -              -              -         (2,778)        (2,778)
Net income                                          -              -          5,788              -          5,788
                                         ------------   ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2000                      114         82,797        (26,395)        (2,778)        53,738

Stock repurchase                                    -              -              -           (213)          (213)
Net loss                                            -              -         (5,880)             -         (5,880)
                                         ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2001             $        114   $     82,797   $    (32,275)  $     (2,991)  $     47,645
                                         ============   ============   ============   ============   ============

    The accompanying notes are an integral part of this financial statement.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Years Ended December 31,
                                                                       ------------------------------------------
                                                                            2001          2000           1999
                                                                       ------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                    $     (5,880)  $      5,788   $     (3,528)
  Adjustments to reconcile net income(loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                           3,789          4,548          6,363
      Merger related asset write down                                             -              -          4,831
      Deferred income tax expense (benefit)                                  (3,305)         2,930            945
      Loss (gain) on disposal of fixed assets, net                              938         (1,115)           316
      Gain on extinguishment of debt                                              -              -         (1,628)
      Deferred financing costs                                                    -              -          1,874
      Restructuring and impairment                                            4,863              -              -
      Changes in operating assets and liabilities:
          Restricted cash                                                        59            100            (35)
          Accounts receivable                                                11,215         (1,208)         2,230
          Prepaid expenses and other current assets                           1,167            397          1,410
          Accounts payable and accrued liabilities                             (368)        (1,709)        (6,609)
                                                                       ------------   ------------   ------------
              Net cash provided by operating activities:                     12,478          9,731          6,169
                                                                       ------------   ------------   ------------
Cash flows from investing activities:
    Capital expenditures                                                     (8,795)        (3,656)        (4,137)
    Proceeds from the sale of property, equipment and improvements              619          4,355          1,232
    Collection of notes receivable                                            3,730              -              -
    Other assets                                                               (431)           (47)           480
                                                                       ------------   ------------   ------------
              Net cash provided by (used in) investing activities:           (4,877)           652         (2,425)
                                                                       ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds (payment) on short-term and long-term borrowings, and
         capital lease obligations                                           (6,693)          (751)        11,874
    Payment of subordinated debt                                                  -        (14,180)       (17,483)
    Proceeds from exercise of stock options and warrants                          -              -          3,260
    Debt issuance costs                                                           -              -         (2,363)
    Stock repurchase                                                           (213)        (2,778)             -
    Long-term portion of prepaid lease                                          104            399            399
    Adjustment for overpaid warrants                                              -            (10)             -
                                                                       ------------   ------------   ------------
              Net cash used in financing activities:                         (6,802)       (17,320)        (4,313)
                                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                            799         (6,937)          (569)
Cash and cash equivalents at beginning of period                                133          7,070          7,639
                                                                       ------------   ------------   ------------
Cash and cash equivalents at end of period                             $        932   $        133   $      7,070
                                                                       ============   ============   ============
Non-cash investing activities
    Property exchanged for a note receivable                           $          -   $      3,812   $          -
                                                                       ============   ============   ============
    Assets written off against restructuring reserve                   $      2,401   $          -   $          -
                                                                       ============   ============   ============
    Sale of a facility leased under the Company's operating
      lease-financing facility where proceeds were paid directly
      to the lienholder                                                $     10,650   $          -   $          -
                                                                       ============   ============   ============

Supplemental disclosures of cash flows information:
    Cash paid (refunded) during the period for:
      Interest                                                         $      1,720   $      3,846   $      3,712
                                                                       ============   ============   ============
      Income taxes                                                     $        (26)  $        872   $          8
                                                                       ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Correctional Services Corporation and its subsidiaries (the Company) are organized to privately operate and manage detention, and correctional facilities as well as educational, developmental and rehabilitative programs for federal, state and local government agencies.


1.         PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements as of December 31, 2001 include the accounts of Correctional Services Corporation and its wholly owned subsidiaries:

           o    Esmor, Inc.
           o    Esmor New Jersey, Inc.
           o    CSC Management de Puerto Rico, Inc.
           o    CSC UK, Ltd.
           o    YSI Holdings, Inc.
           o    YSI Real Property Partnership, LLP
           o    YSI Investment LLC
           o    YSI International Management LLC
           o    FF & E, Inc.
           o    Youth Services International, Inc.
           o    Youth Services International of Iowa, Inc.
           o    Youth Services International of Northern Iowa, Inc.
           o    Youth Services International of South Dakota, Inc.
           o    Youth Services International of Missouri, Inc.
           o    Youth Services International of Central Iowa, Inc.
           o    Youth Services International of Texas, Inc.
           o    Youth Services International of Illinois, Inc.
           o    Youth Services International of Michigan, Inc.

           All significant intercompany balances and transactions have been eliminated.


2.         POOLING-OF-INTERESTS BUSINESS COMBINATIONS

           On March 31, 1999, the Company exchanged 3,114,614 shares of the Company's common stock for all of the common stock of Youth Services International, Inc. (YSI). The merger was accounted for as a pooling-of-interests, and accordingly, the accompanying financial statements have been retroactively adjusted to include the financial position and results of operations of YSI for 1999.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

           During the first quarter of 1999, the Company recorded a charge to operating expenses of approximately $12.1 million for direct costs related to the merger and certain other costs resulting from the restructuring of the newly combined operations. In connection with the combination, the Company planned to close the YSI corporate offices in Maryland, withdraw from a facility in Iowa, and close facilities in Texas and Virginia, which were expected to result in the elimination of 350 positions. Direct merger costs consisted primarily of fees to investment bankers, attorneys, accountants, financial advisors and printing and other direct costs. Restructuring charges included severance and change in control payments made to certain former officers and employees of YSI; losses associated with the write-off of the carrying value of the software used by YSI, which will not be used by the Company and computer equipment that was incompatible with that used by the Company; and miscellaneous other costs which included the cancellation of lease agreements and other long-term commitments.

           Merger costs and related restructuring charges incurred in 1999 are comprised of the following (in thousands):

           Direct merger costs                                      $   4,350
           Restructuring charges:
                Employee severance and change in control payments       2,339
                Write-off of buildings and leasehold improvements       2,661
                Write-off of software and computer equipment            1,749
                Other                                                     953
                                                                    ----------
           Total                                                    $  12,052
                                                                    ==========

           The Company closed the corporate facility and withdrew from the Iowa facility, which resulted in the elimination of 273 positions. The Texas and Virginia facilities were closed in 2000 and resulted in the elimination of 72 positions. At December 31, 2000, all merger and restructuring charges had been paid as noted above, except for a $300,000 surplus from exit costs which was recognized as a reduction in 2000 operating expenses.

3.         USE OF ESTIMATES IN CONSOLIDATED FINANCIAL STATEMENTS

           In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

4.         NEW ACCOUNTING PRONOUNCEMENTS

           On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company will adopt these new standards, effective January 1, 2002. The Company analyzed net goodwill at the juvenile division reporting level, as of January 1, 2002, and has determined there is no expected impairment of goodwill as of January 1, 2002. The Company recognized amortization expense related to goodwill of $370,000, $370,000 and $362,000 for the twelve months ended December 31, 2001, 2000, 1999, respectively.

           In July 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is for financial statements issued for fiscal years beginning after June 15, 2002. The Company has evaluated the impact of the adoption of this standard on its financial position and results of operations, and does not believe the effect, if any, to be significant.

           In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has evaluated the impact of the adoption of this standard on its financial position and results of operations, and does not believe the effect, if any, to be significant.

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

           One of the Company's significant programs operates under a contract whereby revenues are recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract has costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Contract revenues subject to audit relating to this contract of approximately $15.5 million, $15.0 million, and $13.8 million have been recorded for the years ended December 31, 2001, 2000, and 1999, respectively, at amounts which are considered to be earned. Subsequent adjustments if any, resulting from the audit process are recorded when known or can be reasonably estimated.

           Contract terms with government and not-for-profit entities generally range from one to five years in duration and expire at various dates. Most of these contracts are subject to termination for convenience by the governmental entity.

           The Company performs periodic evaluations of the collectibility of its receivables and does not require collateral on its account receivable. Losses on uncollectible receivables are provided for in the financial statements based on management's expectations. Accounts receivable are presented net of an allowance for doubtful accounts of $2.9 million and $1.7 million at December 31, 2001 and 2000, respectively. The Company recognized a provision for doubtful accounts of $1.5 million, $927,000 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

6.         CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

           Included in the restricted cash of $33,000 and $92,000 at December 31, 2001 and 2000 is a major maintenance and repair reserve fund established by the Company as required by certain contracts.

7.         PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

           Property, equipment and leasehold improvements are carried at cost. Depreciation of buildings is computed using the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed using the straight-line method over a five-year period. Leasehold improvements are being amortized over the shorter of the life of the asset or the applicable lease term (ranging from five to twenty years). For tax purposes accelerated methods of depreciation are utilized.

8.         GOODWILL

           Goodwill representing the excess of the cost over the net assets of acquired businesses is stated at cost and is amortized over 10 years using the straight-line method. Amortization expense for the years ended December 31, 2001, 2000, and 1999 was $370,000, $370,000, and
           $362,000, respectively. Accumulated amortization at December 31, 2001 and 2000 was $3.0 million and $2.7 million, respectively. The Company will adopt the provisions of SFAS NO. 142 effective January 1, 2002. Based on the Company's evaluation of goodwill in accordance with the provisions of SFAS NO. 142, it does not anticipate impairment of the asset as of January 1, 2002.

9.         ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

           The Company reviews long-lived assets and certain identifiable intangibles including goodwill to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets in measuring whether the assets to be held and used will be realizable. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows (using the Company's incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset is less than the carrying value.

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

11.        EARNINGS PER SHARE

           Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted, when the effect is not anti-dilutive, for the effect of all common stock equivalents and the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

12.        STOCK BASED COMPENSATION

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

13.        COMPREHENSIVE INCOME

           The Company's comprehensive income (loss) is equivalent to net income
           (loss) for the years ended December 31, 2001, 2000, and 1999.

14.        RECLASSIFICATIONS

           Certain reclassifications have been made to 2000 and 1999 amounts to conform to the 2001 presentation.

15.        TREASURY STOCK

           On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. The Company repurchased 93,000 shares and 1.1 million shares during the years ended December 31, 2001 and 2000, respectively, at a cost of $213,000 and $2.8 million, respectively.

16.        LEGAL COSTS

           The Company recognizes legal costs related to the defense or assertion of legal claims when the related services have been rendered.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

3.         SUBORDINATED PROMISSORY NOTES AND LONG-TERM DEBT

           The fair value of the Company's subordinated promissory notes and long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 2001 and 2000 the estimated fair values of the subordinated promissory notes and long-term debt approximated their carrying values.


NOTE C- PREPAID EXPENSES AND OTHER CURRENT ASSETS

           Prepaid expenses and other current assets consist of the following (in thousands):
                                                           December 31,
                                                    -------------------------
                                                        2001         2000
                                                    ------------ ------------

           Prepaid insurance                        $       211  $       235
           Prepaid real estate taxes                         68          168
           Prepaid and refundable income taxes               29          281
           Prepaid rent - current portion                   333          488
           Prepaid expenses                                 841        1,149
           Other current assets                              24          352
                                                    ------------ ------------
                                                    $     1,506  $     2,673
                                                    ============ ============

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D- PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, at cost, consist of the following (in thousands):
                                                           December 31,
                                                    -------------------------
                                                        2001         2000
                                                    ------------ ------------

           Buildings and land                       $    38,018  $    32,055
           Equipment                                     10,109       11,572
           Leasehold improvements                         9,803       11,449
                                                    ------------ ------------
                                                         57,930       55,076

           Less accumulated depreciation                (16,952)     (15,533)
                                                    ------------ ------------
                                                    $    40,978  $    39,543
                                                    ============ ============

Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was approximately $3.4 million, $4.1 million, and $4.9 million, respectively.


NOTE E- OTHER ASSETS

Other assets consist of the following (in thousands):

                                                           December 31,
                                                    -------------------------
                                                        2001         2000
                                                    ------------ ------------

           Deferred refinancing costs, net          $       700  $     1,038
           Deposits                                         759          731
           Prepaid rent - net of current portion          3,058        3,162
           Other                                          1,015          291
                                                    ------------ ------------
                                                    $     5,532  $     5,222
                                                    ============ ============

NOTE F- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                           December 31,
                                                    -------------------------
                                                        2001         2000
                                                    ------------ ------------
           Accrued expenses                         $     5,965  $     6,194
           Accrued interest                                 204           16
           Accrued medical claims and premiums            1,768        1,522
           Accrued worker's compensation claims
             and premiums                                 1,194        1,486
           Payroll and related taxes                      3,965        4,495
           Unearned revenue                                  56           70
           Other                                            702          899
                                                    ------------ ------------
                                                    $    13,854  $    14,682
                                                    ============ ============

Included in accounts payable is approximately $2.6 million of outstanding checks in excess of cash balances for the years ended December 31, 2001 and 2000.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G- RESTRUCTURING AND IMPAIRMENT RESERVE

During the third quarter of 2001, the Company recorded charges of $7.9 million related to corporate restructuring and asset impairments, losses on contracts of facilities to be closed, and other charges included in general and administrative expenses. In connection with the restructuring, the Company planned to close various facilities expected to result in the elimination of 358 positions. In the aggregate, these facilities had revenues and contributions from operations of $13.0 million and $(3.0) million, respectively. The related charges are as follows (in thousands):


           Severance pay                            $     205
           Provision for early termination of
             a lease                                      270
           Impairment of assets                         3,881
           Loss on contracts of facilities to
             be closed                                  1,150
           Other charges included in general and
             administrative expenses                    2,373
                                                    ---------
                                                    $   7,879
                                                    =========

Severance pay relates primarily to the restructuring of the Company's corporate offices, which resulted in the elimination of 19 positions. Provision for the early termination of a lease represents the Company's estimate of their liability upon termination of a lease, which expires in 2006. Charges for impairment of assets include a $1.3 million charge related to the write-down of assets at the facilities to be closed, and a $2.6 million charge for properties where the Company has decided to discontinue the pursuit of future usage, and is based on fair market value estimates of the properties less costs to sell. Based on management's analysis of its contract obligations, the Company has recorded costs of approximately $1.1 million for contracts that will require the Company incur losses to fulfill the contracts. These facilities are included in those scheduled for closure. Other charges included in general and administrative expenses include $1.3 million of additional allowance primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations and management's estimate of the results of agency audits.

The remaining reserve associated with the 2001 restructuring and impairment charges consists of the following on December 31, 2001 (in thousands):

           Contract loss reserves                   $       439
           Impaired property reserves                     1,653
           Other                                            370
                                                    -----------
                                                    $     2,462
                                                    ===========

The remaining impaired property reserve balance relates to anticipated losses on expected sales of properties that are currently held in the operating lease-financing facility.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - DEBT

SENIOR DEBT:

Senior debt consists of the following (in thousands):

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                            2001           2000
                                                                                        ---------------------------
       Revolving line of credit expiring August 2002.  As of December 31, 2001, interest is payable at LIBOR plus 3.50% and prime plus 2.00%.  The
       weighted-average interest rate at December 31, 2001 was 6.26%.                   $    16,000    $    10,000

       Delayed drawdown term note, principal payments of $1.67 million due quarterly
       began June 30, 2000.  Paid in full in June 2001.                                           -         12,694

       Mortgage payable due in semi-annual installments of $17,083, which includes principal plus interest at 10% per annum, due in full October
       2006,
       collateralized by land with a book value of $434,000.                                    314            313
                                                                                        ------------   ------------
                                                                                             16,314         23,007
       Less current portion                                                                 (16,000)        (6,669)
                                                                                        ------------   ------------
                                                                                        $       314    $    16,338
                                                                                        ============   ============

In November 2000, the Company amended its financing arrangement ("Agreement") with Fleet National Bank, N.A. ("Fleet"), formerly Summit Bank, N.A. The amendment to the Agreement allowed the Company the option of utilizing a percentage of both: (i) excess cash flow (as defined by the Agreement) and (ii) the proceeds from the sale of certain assets, to repurchase Company stock in furtherance of the Company's stock repurchase plan (see Treasury Stock below). Borrowings under the line are subject to compliance with various financial covenants and borrowing base criteria (which were also amended). The Agreement was further amended for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, as the Company realized that it would not comply with the unamended covenants. Accordingly, the Company is in compliance with all such amended loan covenants as of December 31, 2001. The Agreement restricts the payment of dividends.

The financing arrangement is secured by all of the assets of the Company and consists of the following components:

o $21 million (as amended) revolving line of credit to be used by the Company and its subsidiaries for working capital and general corporate purposes and to finance the acquisition of facilities, properties and other businesses. At December 31, 2001 the Company had $16.0 million outstanding under the revolving line of credit and $2.5 million of availability.

o $20 million delayed drawdown credit facility which provided the Company with additional financing to be used to fund the redemption of the outstanding 7% Convertible Subordinated Debentures. This facility was paid in full during June 2001 and is no longer available to the Company.

o $14 million (as amended) in financing which may be used to purchase land and property and to finance the construction of new facilities through an operating lease arrangement. As of December 31, 2001, the Company had approximately $14.0 million outstanding under this operating lease-financing facility. Pursuant to the June 30, 2001 amendment, there is no additional funding available under this component of the financing arrangement. The related obligations and assets are not included in the financial statements of the Company, as this financing facility is treated as an operating lease in accordance with SFAS NO. 13, ACCOUNTING FOR LEASES.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - DEBT (CONTINUED)

The $21 million revolving line of credit and the $14 million operating lease-financing facility, as amended, mature on August 31, 2002. Although the Company is in discussions with its lender to extend the maturity date or, otherwise, to seek alternative sources of long-term financing, there can be no assurances that the Company will be successful. Accordingly the entire outstanding balance on the revolving line of credit of $16.0 million, is classified as short-term. Additionally, the Company will be obligated to pay approximately $14.0 million upon the termination of the operating lease-financing facility.

SUBORDINATED DEBENTURES:

Subordinated debentures consists of the following (in thousands):

                                                              December 31,
                                                       ------------ ------------
                                                           2001         2000
                                                       ------------ ------------
           7% Convertible Subordinated Debentures due
           March 31, 2000 which includes interest
           payable semi-annually in arrears.           $        10  $       10

           Less current portion                                (10)         (10)
                                                       ------------ ------------
                                                       $         -  $         -
                                                       ============ ============

As of December 31, 2001, $10,000 remains outstanding pending receipt of the original Debentures from the Debenture holders.

At December 31, 2001 aggregate maturities of senior debt and subordinated debentures were as follows (in thousands):

                      Year ending December 31,
                      -------------------------
                      2002                          $    16,013
                      2003                                    3
                      2004                                    3
                      2005                                    4
                      2006                                    4
                      Thereafter                            297
                                                    ------------
                      Total                         $    16,324
                                                    ============

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

Future minimum rental commitments under both cancelable and non-cancelable leases as of December 31, 2001 are as follows (in thousands):

                                                     Related
           Year ending December 31,       Total    Companies
           ------------------------ ------------ ------------
                   2002             $    17,607  $       480
                   2003                   2,639          480
                   2004                   1,845            -
                   2005                   1,085            -
                   2006                     823            -
                   Thereafter             7,584            -
                                    ------------ ------------
                                    $    31,583  $       960
                                    ============ ============

The amounts due in 2002 include payments due under the operating lease-financing facility as discussed in Note H.

The Company leases a facility from a related party. The lease commenced January 1, 1999 and expires December 31, 2003. Thereafter, the Company has two successive five-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility. The Company paid $480,000 in rent payments for each of the years ended December 31, 2001, 2000 and 1999.

The Company leases a second facility from a related party. The lease commenced October 1, 1996 and expired September 30, 2001. The Company is in negotiations with the landlord to extend the lease, and has been on a month to month basis since the lease expired. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility. The Company paid $242,000, $201,000 and $194,000 in rent payments for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company leased a third building from a related party. The Company ceased operation of the facility in December 2000. The Company had been operating on a month to month basis since April 2000. The Company paid $203,000 and $147,000 in rent payments for the years ended December 31, 2000 and 1999.

Rental expense of operating leases and machinery and equipment for the years ended December 31, 2001, 2000, and 1999 aggregated $6.2 million, $6.8 million, and $6.2 million, respectively.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - INCOME TAXES

The income tax expense (benefit) consists of the following (in thousands):

                                             Years Ended December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
           Current:
             Federal                    $       -   $     114   $    (335)
             State and local                  103         666         286

           Deferred:
             Federal, state and local      (3,305)      2,930         945
                                        ----------  ----------  ----------
                                        $  (3,202)  $   3,710   $     896
                                        ==========  ==========  ==========

The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income (loss):

                                                         Years Ended December 31,
                                                    ----------------------------------
                                                       2001        2000        1999
                                                    ----------  ----------  ----------
           Statutory federal rate                         34.0%       34.0%       34.0%
           State taxes, net of federal tax benefit         4.7         6.5         5.1
           Non-deductible items                           (1.8)       (0.4)      (37.3)
           Valuation allowance and reconciliation         (2.1)       (3.4)      (35.0)
           Other                                           0.5         2.4        (0.8)
                                                    ----------  ----------  ----------
                                                          35.3%       39.1%    (34.0)%
                                                    ==========  ==========  ==========

At December 31, 2001, the Company had net operating loss carryforwards of approximately $13.6 million, $32.8 million and $2.6 million for federal, state, and foreign income tax purposes, respectively, that expire in periods beginning in 2006 through 2021. At December 31, 2001, the Company also had an Alternative Minimum Tax (AMT) credit of approximately $562,000, which does not expire.

A portion of the net operating loss carryforwards are subject to IRS Section 382 limitations and other limitations, which limit the utilization of the federal and state net operating loss carryforwards in any given year. Realization of the portion of the deferred tax asset resulting from the Company's net operating loss carryforward in certain states and Puerto Rico is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of those deferred tax assets. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the remaining deferred tax assets will be realized.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - INCOME TAXES - (CONTINUED)

Deferred income taxes reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                          December 31,
                                                    ----------------------
                                                       2001        2000
                                                    ----------  ----------
           Restructuring and impairment             $    1,136  $        -
           Vacation accrual                                214         284
           Startup and development costs                   614       1,112
           Accrued expenses                              1,306       1,517
           Depreciation                                    672         498
           Net operating loss carryforwards              6,994       5,594
           Alternative minimum tax credit                  562         562
           Other                                         2,450         888
                                                    ----------  ----------
                                                        13,948      10,455
           Valuation allowance                          (3,286)     (3,098)
                                                    ----------  ----------
                                                        10,662       7,357
           Less: current portion                        (2,037)     (1,926)
                                                    ----------  ----------
                                                    $    8,625  $    5,431
                                                    ==========  ==========

NOTE K - COMMON STOCK WARRANTS

The Company issued to individuals and sold to certain underwriters' warrants associated with the 1994 public offering and the 1995 Private Placement. The following represents all warrant activity for the years presented:

                                          Public    Underwriter    Total
                                        ----------------------------------
      BALANCE AT DECEMBER 31, 1999
                                                 -      27,643      27,643
      Warrants expired                           -      27,643      27,643
                                        ----------  ----------  ----------
      BALANCE AT DECEMBER 31, 2000               -           -           -
                                        ==========  ==========  ==========

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES

1.         NEW JERSEY FACILITY CLOSURE

           Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and the INS moved all detainees located therein to other facilities. On December 15, 1995, the company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6.2 million. The purchase price was payable in non-interest bearing monthly installments of $123,000 effective January 1997, the month the Buyer commenced operations of the facility. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility. According to the terms of the asset purchase agreement, the monthly payments beginning September 1999 are contingent upon the renewal of the contract by the INS and the Buyer. The INS did re-award the contract to the Buyer in 1999. The Company received monthly non-interest bearing payments of $123,000, beginning September 1999 through March 2001, and recognized income ratably over this period.

2.         LEGAL MATTERS

           In March 1996, several former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by the negligent and intentional acts of CSC, in which the plaintiffs in the suit claimed $500,000,000 each in compensatory and punitive damages. This suit was removed to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey and certain of their spouses filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees. This suit was removed to the United States District Court, District of New Jersey, in August 1996. In July 1997, another group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the United States District Court for the District of New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of CSC. No monetary damages have been stated. Through stipulation, the parties have agreed to try these actions in the United States District Court for the District of New Jersey in order to streamline the discovery process, minimize costs and avoid inconsistent rulings. These matters are currently in the discovery stages of the proceeding. Although the Company believes that it has meritorious defenses to the claims made in these actions, and is vigorously pursuing its defense of these claims, the aggregate amount of the damages claimed by the plaintiffs in these cases substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

           In May 2001, the plaintiffs, the estate and parents of Bryan Alexander, a former inmate at the Tarrant County Correctional Facility in Mansfield, Texas (which formerly was operated by the Company), brought a wrongful death action, in which it has been alleged that the Company's negligent and intentional acts, as well as the negligent and intentional acts of the other named defendants, proximately caused the death of Bryan Alexander on January 9, 2001. Plaintiffs' original Complaint sought $300,000,000 in compensatory damages and unspecified punitive damages. Plaintiffs subsequently amended their Complaint to delete their demand for $300,000,000 in compensatory damages in lieu of a pleading that seeks unspecified compensatory and punitive damages in amounts to be proved at trial. This case is currently in the discovery stages of the proceeding. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

           Plaintiffs, each a former employee of the McKinley County Jail in Gallup, New Mexico, allege various causes of action against the Company relating to their employment with the Company and subsequent termination from employment with the Company. Plaintiffs originally sought an unspecified amount of compensatory and punitive damages from the Company, but, in December 2001, presented demands to the Company in the aggregate amount of approximately $9,000,000. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

4.         DISPUTED RECEIVABLE

           In April 1999, immediately following the merger with YSI, a non-profit entity for whom YSI provided management services elected to discontinue all contracted services pursuant to a change in control clause of its management agreement with YSI. Upon this determination, YSI presented a final bill for management services rendered, which the non-profit entity disputed, claiming, among other things, that it had been billed incorrectly over the course of the management contract. The Company has investigated these claims and in order to avoid litigation, the Company has reached an agreement to accept $600,000 to settle the outstanding receivables. The Company has reserved approximately $2.2 million against the receivable due from this non-profit entity at December 31, 2001.

5.         OFFICERS' COMPENSATION

           The Company has an employment agreement with its President, which expires September 29, 2002 and is subject to automatic annual renewals. The contract provides for minimum annual compensation of $270,000, cost of living increases, use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of pre-tax profits in excess of $1.0 million, such bonus not to exceed $200,000.

6.         CONCENTRATIONS OF CREDIT RISK

           The Company's contracts in 2001, 2000, and 1999 with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were as follows:

                                                                      Years Ended December 31,
                                                                ----------------------------------
                                                                   2001        2000        1999
                                                                ----------  ----------  ----------
           Florida Department of Juvenile Justice                   11%         10%         13%
           Texas Department of Criminal Justice                     13%         13%         10%
           Various Other Agencies in the State of Texas             15%         13%         11%
           State of Maryland Department of Juvenile Justice         13%         11%         10%

7.         FIDUCIARY FUNDS

           The Company has acted as a fiduciary disbursing agent on behalf of a governmental entity. Funds received from the governmental entity have been paid to the general contractor, which constructed the government owned facilities. The Company has no legal rights to the funds or the constructed facility, and accordingly, such funds do not appear in the accompanying financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

8.         CONSTRUCTION COMMITMENTS

           The Company has no construction contracts related to ongoing projects as of December 31, 2001.

9.         LETTER OF CREDIT

           In connection with the Company's workmen's compensation insurance coverage, the insurance carrier required the Company to obtain a $269,000 letter of credit from its bank in favor of the insurance carrier. This letter of credit was released in the first quarter of 2001. In February 2001 the Company engaged a new insurance carrier. This carrier required a step-up letter of credit of $1.4 million. In February 2002, the Company engaged the prior insurance carrier for current services. This carrier requires a step-up letter of credit of $1.3 million.

           In November 2001, the Company obtained a $250,000 letter of credit in favor of a County with whom the Company has an operating agreement to manage their facility. The Company previously leased the facility through its operating lease-financing facility, which the County purchased through the issuance of revenue bonds in August 2001.


NOTE M - CONTRACT WITH THE STATE OF LOUISIANA

In December 1998, the Company entered into a contract with the State of Louisiana ("the State") to operate the Tallulah Correctional Center for Youth. The express terms of this contract obligated the State to maintain the facility at a full population of 686; however, in light of the conditions at the facility inherited by the Company and the State's desire to maintain the population of the facility at less than 686 juveniles on an interim basis, the Company reached an agreement with the State under which the Company would invoice the State only for the actual monthly population for a period of six-months from the commencement of operations by the Company. The Company's agreement was made in consideration of the State's commitment to honor the terms of the contract and increase the population to the full capacity or pay for its full utilization, regardless of the actual population level, at the end of the six month period. As contemplated by the foregoing agreement, commencing in July 1999, the Company began billing the State at the 686 population level of the original contract. These invoices were disputed by the State and the Company received payment only for the actual number of juveniles housed in the facility. During this period, in order to be conservative, the Company recognized revenues for a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company) despite its belief that it was entitled to payment assuming full utilization of the facility regardless of the court order. In September 1999, the State unexpectedly indicated it could not commit to achieve the population levels required by the contract or to pay for the full utilization of the facility as provided for in the contract during the remaining term of the contract, and subsequently, the Company discontinued operations of the facility on September 24, 1999. The Company is currently pursuing payment of all funds that would be owed under the original contract from the commencement of operation as well as damages for breach of the contract by the State. The Company did not incur any material losses in conjunction with this closure.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income(loss) per share in accordance with SFAS No. 128:

                                                         Years Ended December 31,
                                                    ----------------------------------
                                                       2001        2000        1999
                                                    ----------  ----------  ----------
Numerator:
   Net income (loss)                                $   (5,880) $    5,788  $   (3,528)
                                                    ==========  ==========  ==========
Denominator:
   Basic income (loss) per share:
   Weighted average shares outstanding                  10,181      11,366      11,219

   Effect of dilutive securities - stock options
      and warrants                                           -           1           -
                                                    ----------  ----------  ----------
   Denominator for diluted income loss per share        10,181      11,367      11,219
                                                    ==========  ==========  ==========

   Net income (loss) per common share - basic       $    (0.58) $     0.51  $    (0.31)
                                                    ==========  ==========  ==========
   Net income (loss) per common share - diluted     $    (0.58) $     0.51  $    (0.31)
                                                    ==========  ==========  ==========

The effect of dilutive securities was not included in the calculation of diluted net loss per common share in 2001 and 1999, as the effect would have been anti-dilutive.

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

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O - STOCK OPTIONS (CONTINUED)

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its employee and director stock based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income (loss) per share would be adjusted to the pro forma amounts indicated below:

                                              Years Ended December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
Net income(loss)
  As reported                           $   (5,880) $    5,788  $   (3,528)
  Pro forma (unaudited)                     (6,444)      4,845      (4,454)

Income(loss) per common share - basic
  As reported                           $    (0.58) $     0.51  $    (0.31)
  Pro forma (unaudited)                      (0.63)       0.43       (0.40)

Income(loss) per common share - diluted
   As reported                          $    (0.58) $     0.51  $    (0.31)
   Pro forma (unaudited)                     (0.63)       0.43       (0.40)

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2000, and 1999.

                                              Years Ended December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
           Volatility                           75%         75%         62%
           Risk free rate                     5.00%       5.50%       5.00%
           Expected life                   3 years     3 years     3 years

The weighted average fair value of options granted during 2001, 2000, and 1999 for which the exercise price equals the market price on the grant date was $1.16, $2.16, and $3.51, respectively.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O - STOCK OPTIONS - (CONTINUED)

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

Stock option activity during 2001, 2000, and 1999 is summarized below:

                                                    Weighted-Average
                                         Options     Exercise Price
                                        ----------  ----------------
           Balance, December 31, 1998    1,091,178     $ 16.58
              Granted                      319,001        7.72
              Exercised                   (108,501)       4.67
              Canceled                    (369,553)      28.24
                                        ----------
           Balance, December 31, 1999      932,125       10.34
              Granted                       59,000        4.11
              Exercised                          -          -
              Canceled                     (83,875)      13.67
                                        ----------
           Balance, December 31, 2000      907,250        9.66
              Granted                       75,000        2.23
              Exercised                          -          -
              Canceled                    (144,000)      11.21
                                        ----------
           Balance, December 31, 2001      838,250        8.73
                                        ==========

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE O - STOCK OPTIONS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2001:

                                          Weighted-Average
                                                 Remaining
        Range of           Number         Contractual Life    Weighted-Average
        Exercise Prices    Outstanding             (Years)      Exercise Price
        ----------------   ------------   -----------------   -----------------
        $ 1.90 -   4.12         84,500                 6.3              $ 2.41
          4.12 -   6.18         24,000                 8.1                4.28
          6.18 -   8.25        270,000                 7.3                7.50
          8.25 -  10.31        217,500                 3.9                8.92
         10.31 -  12.37         69,000                 1.3               11.58
         12.37 -  14.44        173,250                 1.2               12.98
                           ------------
                               838,250                 4.3                8.73
                           ============

        Range of           Number         Weighted-Average
        Exercise Prices    Exercisable     Exercise Price
        ----------------   ------------   -----------------
        $ 1.90 -   4.12          3,167              $ 3.88
          4.12 -   6.18          8,333                4.30
          6.18 -   8.25        180,000                7.50
          8.25 -  10.31        217,500                8.92
         10.31 -  12.37         60,667               11.65
         12.37 -  14.44        173,250               12.98
                           ------------
                               642,917                9.79
                           ============

NOTE P - EMPLOYEE BENEFIT

On July 1, 1996, the Company adopted a contributory retirement plan under
Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $10,500 in 2001 and 2000 and $10,000 in 1999. For the years ended 2001, 2000 and 1999, the Company had two separate plans, both established prior to the merger in 1999, for CSC and YSI employees. The Company's contribution under the plan amounts to 20% of the employees' contributions for the CSC plan. The Company contributed $119,000, $154,000, and $322,000 in 2001, 2000, and 1999 respectively, to the plan. No
Company contributions were made to the YSI plan for the respective years. Beginning January 1, 2002, the Company has merged the plans into a single plan for employees.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE Q - SELF INSURANCE

The Company has obtained an aggregate excess workers' compensation policy, which limits the Company's exposure to a maximum of $3.5 million and $2.5 million as of December 31, 2001 and 2000, respectively. The estimated insurance liability totaling $1.1 million and $1.4 million on December 31, 2001 and 2000, respectively, is based upon review by the Company of claims filed through December 31, 2001, and represents the Company's estimated exposure on these claims.

The Company maintains a group health plan subject to a loss limit of $150,000 per individual. At December 31, 2001 the plan had approximately 2,300 participants and a medical insurance liability of $1.8 million. This liability approximates, on average, two months of claims paid during the year ended December 31, 2001 and represents the Company's estimated liability as of December 31, 2001.

NOTE R - RELATED PARTY TRANSACTIONS

In addition to related party transactions disclosed elsewhere, the Company had a note receivable as of December 31, 2000, from a limited partnership in the amount of $480,000 related to the sale of the Tampa Bay Academy. The note was guaranteed by a member of the Board of Directors. Interest was payable quarterly beginning April 1, 2001 at the Company's quarterly weighted average interest rate and the note was paid in full during 2001. Cash of approximately $3.3 million was received and a loss of approximately $1.0 million was recorded upon the sale of the Tampa Bay Academy in December 2000.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE R - RELATED PARTY TRANSACTIONS (CONTINUED)

In May 2000, the Company was awarded a contract from the Federal Bureau of Prisons to operate a community corrections center, often referred to as a halfway house, in New York, New York. Subject to approval by the Bureau of Prisons, the Company planned to use a building purchased shortly thereafter by the Company's President and Chief Executive Officer, as the facility for the halfway house and paid for certain leasehold renovations and other costs with respect to the building. Due to community opposition, the Company was unable to use the building as a halfway house and requested that the President/CEO pay for all leasehold renovations, and other associated costs incurred by the Company of approximately $558,000. As of December 31, 2001, the President/CEO had paid these costs in full.

A director of CSC, is a member of a law firm which provides legal services as the Company's legal counsel. Payments to this firm amounted to approximately $98,000, $270,000 and $397,000 in legal fees from the Company for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE S - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 2001 (in thousands).

                                 FIRST QUARTER            SECOND QUARTER             THIRD QUARTER             FOURTH QUARTER
                            -----------------------   -----------------------   -----------------------   -----------------------
                                2000        2001          2000        2001          2000        2001          2000        2001
                            ----------- -----------   ----------- -----------   ----------- -----------   ----------- -----------
Revenues                     $ 53,709    $ 45,090      $ 52,357    $ 44,394      $ 52,209    $ 42,344      $ 52,537    $ 42,590
Operating Expenses             49,766      45,377        49,273      44,506        48,765      50,468        50,027      40,966
                            ----------- -----------   ----------- -----------   ----------- -----------   ----------- -----------
Operating income (loss)         3,943        (287)        3,084        (112)        3,444      (8,124)        2,510       1,624
Other income (expense)
including income taxes         (2,143)       (280)       (1,747)       (309)       (1,870)      2,825        (1,433)     (1,217)
                            ----------- -----------   ----------- -----------   ----------- -----------   ----------- -----------
Net income (loss)            $  1,800    $   (567)     $  1,337    $   (421)     $  1,574    $ (5,299)     $  1,077    $    407
                            =========== ===========   =========== ===========   =========== ===========   =========== ===========
Basic and diluted earnings
(loss) per share:

Net income (loss)            $   0.16    $  (0.06)     $   0.12    $  (0.04)     $   0.14    $  (0.52)     $   0.10    $   0.04
                            =========== ===========   =========== ===========   =========== ===========   =========== ===========