Form 10-Q
period 2002-03-31
CORRECTIONAL SERVICES CORP
filed 2002-05-15
CIK 914670

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended                  Commission File Number
            March 31, 2002                             0-23038
      ---------------------------           ------------------------------



                        CORRECTIONAL SERVICES CORPORATION
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     11-3182580
        ------------                                 ---------------
   (State of Incorporation)             (I.R.S. Employer Identification Number)

              1819 Main Street, Suite 1000, Sarasota, Florida 34236
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

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


Number of shares of common stock outstanding on May 2, 2002:  10,155,275

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    ---             ---

                        CORRECTIONAL SERVICES CORPORATION

                                      INDEX

                                                                                                         Page No.
                                                                                                         -------
                         PART I. - FINANCIAL INFORMATION
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets

              March 31, 2002 (unaudited) and December 31, 2001                                               3

              Condensed Consolidated Statements of Operations (unaudited) - for

              the Three Months Ended March 31, 2002 and 2001                                                 4

              Condensed Consolidated Statements of Cash Flows (unaudited) - for

              the Three Months Ended March 31, 2002 and 2001                                                 5

              Notes to Condensed Consolidated Financial Statements                                         6-8

Item 2.       Management's Discussion and Analysis of Financial

              Condition and Results of Operations                                                         9-11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                    12


                          PART II. - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                          12-13

Item 2.       Changes in Securities and Use of Proceeds                                                     13

Item 3.       Defaults Upon Senior Securities                                                               13

Item 4.       Submission of Matters to a Vote of Security Holders                                           13

Item 5.       Other Information                                                                             13

Item 6.       Exhibits and Reports on Form 8-K                                                              13

Signature                                                                                                   14

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        March 31,       December 31,
                                      ASSETS                                               2002             2001
                                                                                       (Unaudited)
                                                                                    -----------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                                    $ 551            $ 932
  Restricted cash                                                                                 33               33
  Accounts receivable, net                                                                    22,501           25,761
  Deferred tax asset                                                                           2,037            2,037
  Prepaid expenses and other current assets                                                    1,337            1,506
                                                                                    ------------------ ----------------
     Total current assets                                                                     26,459           30,269

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                           40,237           40,978

OTHER ASSETS
  Deferred tax asset                                                                           8,267            8,625
  Goodwill, net                                                                                  679              679
  Other                                                                                        5,164            5,532
                                                                                    -----------------------------------
                                                                                             $80,806          $86,083
                                                                                    ===================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                   $18,221          $19,652
  Restructuring and impairment reserve                                                         1,075            2,462
  Subordinated debt                                                                               10               10
  Current portion of long-term senior debt                                                    13,000           16,000
                                                                                    -----------------------------------
     Total current liabilities                                                                32,306           38,124

LONG-TERM SENIOR DEBT                                                                            314              314

COMMITMENTS AND CONTINGENCIES                                                                      -                -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000,000 shares authorized,                                    -                -
     none issued and outstanding
  Common stock, $.01 par value, 30,000,000 shares authorized,
     11,372,927 shares issued, 10,155,275 shares outstanding                                     114              114
  Additional paid-in capital                                                                  82,797           82,797
  Accumulated deficit                                                                        (31,734)         (32,275)
  Treasury stock, at cost                                                                     (2,991)          (2,991)
                                                                                    -----------------------------------
                                                                                              48,186           47,645
                                                                                    -----------------------------------

                                                                                             $80,806          $86,083
                                                                                    ===================================


        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (in thousands, except per share data)

Three Months Ended March 31,                              2002          2001
---------------------------------------------------------------------------------
Revenues                                                   $40,057       $45,090
                                                      ---------------------------

Facility expenses:
     Operating                                              36,524        41,411
     Startup costs                                               -           259
                                                      ---------------------------
                                                            36,524        41,670
                                                      ---------------------------

Contribution from operations                                 3,533         3,420
                                                      ---------------------------

Other operating expenses:
     General and administrative                              2,071         3,125
     Legal settlement                                            -           375
     Loss on sale of assets                                      -           136
                                                      ---------------------------
                                                             2,071         3,636
                                                      ---------------------------

Operating income (loss)                                      1,462          (216)

Interest and other expense, net                                563           501
                                                      ---------------------------
Income (loss)  before income taxes                             899          (717)
Income tax expense (benefit)                                   358          (150)
                                                      ---------------------------

Net income (loss)                                            $ 541        $ (567)
                                                      ===========================

Basic and diluted earnings (loss) per share:

          Net income (loss) per share                       $ 0.05        $(0.06)
                                                      ===========================

Number of shares used to compute EPS:
       Basic                                                10,155        10,248
       Diluted                                              10,163        10,248


        The accompanying notes are an integral part of these statements.

                        CORRECTIONAL SERVICES CORPORATION
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

Three Months Ended March 31,                                                         2002            2001
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                     $  541         $  (567)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                      1,016           1,042
      Deferred income tax expense (benefit)                                                358            (150)
      Loss on disposal of fixed assets, net                                                  -             136
      Restructuring and impairment                                                      (1,107)              -
      Changes in operating assets and liabilities:
          Restricted cash                                                                    -              26
          Accounts receivable                                                            3,260          10,213
          Prepaid expenses and other current assets                                        169             349
          Accounts payable and accrued liabilities                                      (1,431)          1,808
                                                                                --------------------------------
                        Net cash provided by operating activities:                       2,806          12,857
                                                                                --------------------------------
Cash flows from investing activities:
    Capital expenditures                                                                  (321)           (748)
    Proceeds from the sale of property, equipment and improvements                           5             186
    Payments received on note receivable                                                     -           3,250
    Purchase of note receivable                                                              -          (4,950)
    Other assets                                                                            60              58
                                                                                --------------------------------
                        Net cash used in investing activities:                            (256)         (2,204)
                                                                                --------------------------------
Cash flows from financing activities:
    Payment on short-term and long-term borrowings and
      capital lease obligations, net of proceeds                                        (3,000)         (8,908)
    Long-term portion of prepaid lease                                                      69             100
    Purchase of treasury stock                                                               -             (12)
                                                                                --------------------------------
                        Net cash used in financing activities:                          (2,931)         (8,820)
                                                                                --------------------------------
Net increase (decrease) in cash and cash equivalents                                      (381)          1,833
Cash and cash equivalents at beginning of period                                           932             133
                                                                                --------------------------------
Cash and cash equivalents at end of period                                              $  551         $ 1,966
                                                                                ================================
Non-cash investing activities
    Assets written off against restructuring reserve                                    $  280         $     -
                                                                                ================================
Supplemental disclosures of cash flows information:
   Cash paid (refunded) during the period for:
      Interest                                                                          $  306         $   548
                                                                                ================================
      Income taxes                                                                      $  (17)        $    46
                                                                                ================================

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

In the opinion of management of Correctional Services Corporation and its subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Certain reclassifications of deferred interest amortization costs have been made to 2001 amounts to conform to the 2002 presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in Form 10-K for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--DEBT

Borrowings under the Company's financing arrangement ("Agreement") are subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with all such loan covenants as of March 31, 2002.

The financing arrangement is secured by all of the assets of the Company and consists of the following components:

..    At March 31, 2002 the Company had $13.0 million outstanding under its revolving line of credit and $2.2 million of availability, due to borrowing base limitations.

..    As of March 31, 2002, the Company had approximately $13.3 million outstanding under its operating lease-financing facility. The related obligations and assets are not included in the financial statements of the Company, as this financing facility is treated as an operating lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.

The revolving line of credit and the operating lease-financing facility mature on August 31, 2002. Although the Company is seeking alternative sources of long-term financing, there can be no assurances that the Company will be successful. Accordingly the entire outstanding balance on the revolving line of credit of $13.0 million is classified as short-term. Additionally, the Company will be obligated to pay approximately $13.3 million upon the termination of the operating lease-financing facility.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

         Three Months Ended March 31,                                2002       2001
         ------------------------------------------------------------------------------
         Numerator:
              Net Income                                               $ 541    $(567)
                                                                   ====================
         Denominator:
              Basic earnings per share:
              Weighted average shares outstanding                     10,155   10,248
              Effect of dilutive securities - stock options                8        -
                                                                   --------------------
         Denominator for diluted earnings per share                   10,163   10,248
                                                                   ====================

The effect of dilutive securities was not included in the calculation of diluted net loss per common share in 2001 as the effect would have been anti-dilutive.

NOTE 4 - RESTRUCTURING AND IMPAIRMENT RESERVE

During the third quarter of 2001, the Company recorded charges of $7.9 million related to corporate restructuring and asset impairments, losses on contracts of facilities to be closed, and other charges included in general and administrative expenses. In connection with the restructuring, the Company planned to close various facilities expected to result in the elimination of 358 positions. As of March 31, 2002, the Company had closed all but two of the facilities planned for closure. One of the facilities was closed April 15, 2002, and the Company is planning to exit the other facility by August 2002.

During the three months ended March 31, 2002, the Company closed two facilities, resulting in the elimination of 144 positions, and paid approximately $47,000 in severance benefits. The Company wrote off approximately $280,000 in net assets. Approximately $300,000 in losses on contracts of facilities to be closed was written off against the restructuring and impairment reserve during the three months ended March 31, 2002.

The remaining reserve associated with the 2001 restructuring and impairment charges consists of the following on March 31, 2002 (in thousands):

           Contract loss reserves                                       $ 133
           Impaired property reserves                                     658
           Other                                                          284
                                                                  -------------
                                                                       $1,075
                                                                  =============

The remaining impaired property reserve balance relates primarily to anticipated losses on expected sales of properties that are currently held in the operating lease-financing facility.

NOTE 5 - GOODWILL

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company adopted these new standards, effective January 1, 2002. The Company will fully analyze goodwill at the juvenile division reporting level, as of January 1,

2002; however, its preliminary assessment is that there is no expected impairment of goodwill as of March 31, 2002. The Company expects to finalize its evaluation of the adoption of SFAS 142 during the quarter ended June 30, 2002.

NOTE 6 - ASSETS TO BE DISPOSED OF BY SALE

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

The Company has plans to sell two facilities, one of which is held in the operating lease-financing facility, to the respective contracting agencies. The Company expects to continue operating one of the facilities subsequent to the sale through a management agreement. The proceeds from the sales are expected to reduce the Company's debt and operating lease-financing obligations by approximately $21 million. The Company also expects to sell another facility to its contracting agency over the next 12 to 18 months. The Company expects to continue operating the facility through a management agreement. There can be no assurances that the Company will be successful in its negotiations to sell the facilities. The assets owned by the Company will only be sold upon certain conditions being met, and are not generally marketed for sale. Accordingly, the assets are not classified as held for sale.

NOTE 7 - CONTINGENCIES

As described in the Company's Annual Reports on Form 10-K (including the Company's most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company's business results in numerous claims or litigation against the Company. The Company believes that most of the lawsuits, claims and charges filed or asserted against the Company arise in the ordinary course of the Company's business, are without merit and/or that the Company has meritorious defense to the claims and charges. The Company vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company's Anuual Reports on Form 10-K (including the Company's most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the insurance coverage available to the Company for these suits, claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company.

Since the Company filed its most recent Annual Report on Form 10-K on April 1, 2002, the Company was served with a Complaint in action captioned, Scianetti, et. al. v. The United States of America and Correctional Services Corporation, filed in the United States District Court Southern District of New York (Case No. 01-CIV-9970). The plaintiffs in this case allegedly were former inmates at the community correctional facility that the Company formerly operated in Manhattan, and have asserted that a former employee of the Company sexually assaulted them while housed in the facility. The Company believes that it has sound legal and factual defenses to these claims and is vigorously pursuing its defense to these claims; however, the claims asserted against the Company in this matter and the amount sought from the Company exceeds the amount of insurance available to the Company for these claims. Although the Company believes the outcome of this action will not have a material adverse effect upon its results of operations, financial condition or liquidity, there is an inherent risk in any litigation and a decision adverse to the Company could be rendered.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to sell assets or enter into sale lease-back transactions; the ability to secure both new contracts and the renewal of existing contracts; the availability of financing; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company does not undertake any obligation to update any forward-looking statements.

General

The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 25 facilities and approximately 3,700 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 11 facilities representing approximately 4,300 beds. On a combined basis, as of March 31, 2002, the Company provided services in 15 states and Puerto Rico, representing approximately 8,000 beds including aftercare services.

Results of Operations

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

The following table sets forth certain operating data as a percentage of total revenues:

                                                           Percentage of
                                                          Total Revenues

          Three Months Ended March 31,                   2002        2001
          ------------------------------------------------------------------

          Revenues                                       100.0%      100.0%
                                                      ----------------------
          Facility expenses:
               Operating                                  91.2%       91.8 %
               Startup costs                               0.0%        0.6 %
                                                      ----------------------
                                                          91.2%       92.4 %
                                                      ----------------------
          Contribution from operations                     8.8%        7.6 %
                                                      ----------------------
          Other operating expenses:
               General and administrative                  5.2%        7.0 %
               Legal settlement                            0.0%        0.8 %
               Loss on sale of fixed assets                0.0%        0.3 %
                                                      ----------------------
                                                           5.2%        8.1 %
                                                      ----------------------
          Operating income (loss)                          3.6%       (0.5)%
          Interest and other expense, net                  1.4%        1.1 %
                                                      -----------------------
          Income (loss) before income taxes                2.2%       (1.6)%
          Income tax provision (benefit)                   0.9%       (0.3)%
                                                      ----------------------
          Net income (loss)                                1.3%       (1.3)%
                                                      ======================

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenue decreased by $5.0 million or 11.2% for the three months ended March 31, 2002 to $40.1 million compared to the same period in 2001 primarily due to:

..    A decrease of $2.8 million from the termination of the contracts at 6 facilities (780 beds);

..    A net decrease of $1.9 million from net per diem rate increases ($1.2 million) offset by net occupancy level decreases ($3.1 million) in existing facilities -semi-color;

..    A decrease of approximately $300,000 in other revenues due to the fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company's Elizabeth, New Jersey facility.

Operating expenses decreased $4.9 million or 11.8% for the three months ended March 31, 2002 to $36.5 million compared to the same period in 2001. As a percentage of revenues, operating expenses decreased to 91.2% for the three months ended March 31, 2002 from 91.8% for the three months ended March 31, 2001 primarily due to the results of the Company's payroll incentive program, and the restructuring initiative that was implemented during the third quarter of 2001. These cost reduction strategies were partially offset by increases in utilities, employee insurance benefits, general liability and property insurance, and professional and consulting fees at existing facilities. The Company has developed strategies to improve the operating margins of its existing facilities; however, there can be no assurances that these strategies will be successful.

Startup costs were approximately $259,000 for the three months ended March 31, 2001. No starts up costs were incurred for the three months ended March 31, 2002. Startup for the three months ended March 31, 2001 related to the relocation and resulting startup costs of the Genesis Treatment Program to the Newport News, Virginia property.

General and administrative expenses decreased $1.1 million or 33.7% for the three months ended March 31, 2002, compared to the same period in 2001. As a percentage of revenues, general and administrative expenses decreased to 5.2% for the three months ended March 31, 2002 from 7.0% for the three months ended March 31, 2001. The decrease in general and administrative expenses is primarily due to the results of the Company's restructuring initiative, discussed above. The Company is pursuing additional strategies to further reduce general and administrative costs during 2002; however, there can be no assurances that the Company's strategies will be successful.

In addition to less significant settlements included in general and administrative expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility, during the three months ended March 31, 2001.

During the three months ended March 31, 2001, the Company recorded a loss on the sale of assets of $136,000. The loss relates to one of the airplanes previously used to transport residents from various contracting jurisdictions to the facilities in the Midwest region.

Interest expense, net of interest income, was $563,000 for the three months ended March 31, 2002 compared to $501,000 for the three months ended March 31, 2001, a net increase in interest expense of $62,000. This increase resulted primarily from the amortization of additional loan amendment fees incurred during 2001 and the first quarter of 2002, partially offset by a lower loan balance.

For the three months ended March 31, 2002 the Company recognized an income tax expense of $358,000. For the three months ended March 31, 2001 the Company recognized a benefit for income taxes of $150,000. The increase in the effective tax rate from 20.9% in 2001 to 39.8% in 2002 resulted from nondeductible permanent differences in both periods, and the recognition of a valuation allowance for certain deferred tax assets for the three months ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2002 the Company had $551,000 of cash and a working capital deficit of $5.8 million compared to December 31, 2001 when the Company had $932,000 in cash and a working capital deficit of $7.9 million. The Company's current ratio increased to 0.82 as of March 31, 2002, from 0.79 as of December 31, 2001.

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2002, compared to net cash provided by operating activities of $12.9 million for the three months ended March 31, 2001. Cash provided by operating activities for the three months ended March 31, 2001, was primarily from the decrease in accounts receivable related to the closing of five facilities during November and December 2000 (2,251 beds).

Net cash of $256,000 was used in investing activities during the three months ended March 31, 2002 as compared to $2.2 million being used during the three months ended March 31, 2001. During the three months ended March 31, 2002 such cash was used primarily for the purchase of property and equipment at existing facilities. For the comparable period in 2001, the principal investing activities were:

..    The purchase of property and equipment at existing facilities; and

..    The purchase of a note receivable related to the Newport News property, partially offset by the collection of a note receivable.

Net cash of $2.9 million was used in financing activities for the three months ended March 31, 2002 as compared to $8.8 million used in financing activities for the three months ended March 31, 2001. In the three months ended March 31, 2002 and 2001 such cash was used primarily to pay down $3.0 million and $8.9 million, respectively, on the Company's credit agreement.

At March 31, 2002 the Company had $13.0 million outstanding under the revolving line of credit, and $2.2 million in availability.

At March 31, 2002 the Company had $13.3 million outstanding under the operating lease-financing facility, and has no availability on this facility. The Company has no construction commitments at March 31, 2002; however, the Company is pursuing projects that may require additional funding. There can be no assurances that the Company will be awarded these projects, or if awarded, that the Company will be able to obtain such funding. The Company has made non-refundable deposits of approximately $430,000 in pursuit of one of the projects mentioned above. There can be no assurances that the Company will be awarded this project, or if awarded, that the Company will be able to obtain financing to fund this project.

The revolving line of credit and the operating lease-financing facility mature on August 31, 2002. Although the Company is seeking alternative sources of long-term financing, there can be no assurances that the Company will be successful.

The Company has plans to sell two facilities, one of which is held in the operating lease-financing facility, to the respective contracting agencies. The Company expects to continue operating one of the facilities subsequent to the sale through a management agreement. The proceeds from the sales are expected to reduce the Company's debt and operating lease-financing obligations by approximately $21 million. The Company also expects to sell another facility to its contracting agency over the next 12 to 18 months. The Company expects to continue operating the facility through a management agreement. There can be no assurances that the Company will be successful in its negotiations to sell the facilities.

The Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurances that the Company's operations together with amounts available under its financing facility will continue to be sufficient to finance its existing level of operations, fund start-up costs and meet its debt service obligations. Also, a decline in the Company's financial performance, as a result of decreased occupancy or increases in operational expenses could negatively impact the Company's ability to meet its financial covenants. If the Company is unable to generate sufficient cash flow from operations or meet its covenant requirements, it may be required to amend or restructure its financing facility, sell additional assets or obtain additional financing. There can be no assurance that the Company will be able to obtain amendments to the financing facility, sell additional assets or obtain additional financing.

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

                                                                    Expected Maturity Dates
                                                                    -----------------------

                                                                                                   There                  Fair
                                                                                                   -----                  ----
                                          2002        2003        2004       2005        2006      after      Total      Value
                                          ----        ----        ----       ----        ----      -----      -----      -----
Fixed rate debt (in
thousands)                              $    13      $   3       $   3      $   4       $   4      $ 297    $   324     $   324
                                        ========     ======      ======     ======      ======     ======   ========    ========

Weighted average Interest
Rate at March 31, 2002          9.91%
                                =====

Variable rate LIBOR debt
(in thousands)                          $13,000      $   -       $   -      $   -       $   -      $   -    $13,000     $13,000
                                        ========     ======      ======     ======      ======     ======   ========    ========

Weighted average interest
Rate at March 31, 2002          5.39%
                                =====

                          PART II - - OTHER INFORMATION

Item 1.  Legal Proceedings

In the ordinary course of its business, the Company routinely is named as a defendant in legal proceedings filed against the Company by inmates of, or participants in, the facilities and programs operated by the Company, in which it is alleged that the Company's employees have intentionally caused harm or damages, have been negligent in some aspect of the operation of the Company's business and/or violated the civil rights of particular inmates or program participants. The Company also is routinely named as a respondent and/or defendant in lawsuits and proceedings before the United States Equal Employment Opportunity Commission and/or the equivalent agencies of the jurisdictions in which the Company conducts business, in which it is alleged that the Company is liable under theories of unlawful discrimination, wrongful discharge and other employment-related theories. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defenses to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described below, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company.

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

The Company has determined that certain legal proceedings should be deemed material to the Company under applicable SEC disclosure regulations, because either (a) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company's current assets on a consolidated basis, (b) the amount sought from the Company exceeds the amount of insurance available to the Company for the claim, or (c) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company's current assets on a consolidated basis and the Company does not have insurance coverage available with respect to the claim. These matters are described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Since the Company filed its most recent Annual Report on Form 10-K, the Company was served with a Complaint in action captioned, Scianetti, et. al. v. The United States of America and Correctional Services Corporation, filed in the United States District Court Southern District of New York (Case No. 01-CIV-9970). The plaintiffs in this case allegedly were former inmates at the community correctional facility that the Company formerly operated in Manhattan, and have asserted that a former employee of the Company sexually assaulted them while housed in the facility. The claims asserted against the Company in this matter involve amounts that exceed 10% of the Company's current assets on a consolidated basis and the amount sought from the Company exceeds the amount of insurance available to the Company for these claims. The Company believes that it has strong legal and factual defenses to these claims and is currently vigorously defending against these claims. Although the Company believes the outcome of this action will not have a material adverse effect upon its results of operations, financial condition or liquidity, there is an inherent risk in any litigation and a decision adverse to the Company could be rendered in this case.

Item 2.  Changes in Securities

None.


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the first quarter of 2002.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         10.72.5    Fifth Amendment to the Credit Agreement dated March 28,
                    2002.
         10.73.4    Fourth Amendment to the Master Agreement dated March 28,
                    2002.

(b)      Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:  /s/ Bernard A. Wagner
     ---------------------
     Bernard A. Wagner
     Senior Vice-President and
     Chief Financial Officer

Dated:  May 15, 2002