Form 10-Q
period 2002-06-30
CORRECTIONAL SERVICES CORP
filed 2002-08-14
CIK 914670

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File Number 0-23038

CORRECTIONAL SERVICES CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	11-3182580 (I.R.S. Employer Identification Number)

1819 Main Street, Suite 1000, Sarasota, Florida 34236
(Address of principal executive offices)

Registrant’s telephone number, including area code: (941) 953-9199

Not Applicable
(Former name, former address and former fiscal year
if changed since last report)

Number of shares of common stock outstanding on August 14, 2002: 10,155,275

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$812	$932
Restricted cash	33	33
Accounts receivable, net	22,546	25,761
Deferred tax asset	2,037	2,037
Prepaid expenses and other current assets	1,531	1,506

Total current assets	26,959	30,269

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	39,768	40,978

OTHER ASSETS
Deferred tax asset	7,855	8,625
Goodwill	679	679
Note receivable	409	—
Other	4,882	5,532

	$80,552	$86,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,142	$19,652
Restructuring and impairment reserve	1,083	2,462
Subordinated debt	—	10
Current portion of long-term senior debt	12,200	16,000

Total current liabilities	31,425	38,124

LONG-TERM SENIOR DEBT	313	314

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 11,372,927 shares issued, 10,155,275 shares outstanding	114	114
Additional paid-in capital	82,797	82,797
Accumulated deficit	(31,106)	(32,275)
Treasury stock, at cost	(2,991)	(2,991)

	48,814	47,645

	$80,552	$86,083

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

Six Months Ended June 30,	2002	2001

Revenues	$80,668	$89,484

Facility expenses:
Operating	73,177	82,736
Startup costs	—	451

	73,177	83,187

Contribution from operations	7,491	6,297

Other operating expenses:
General and administrative	4,384	6,033
Legal settlement	—	375
Loss (gain) on disposal of assets	(46)	146

	4,338	6,554

Operating income (loss)	3,153	(257)

Interest expense, net	1,214	951

Income (loss) before income taxes	1,939	(1,208)

Income tax expense (benefit)	770	(220)

Net income (loss)	$1,169	$(988)

Basic earnings (loss) per share	$0.12	$(0.10)

Diluted earnings (loss) per share	$0.11	$(0.10)

Number of shares used to compute earnings (loss) per share:
Basic	10,155	10,206

Diluted	10,188	10,206

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

Three Months Ended June 30,	2002	2001

Revenues	$40,611	$44,394

Facility expenses:
Operating	36,653	41,325
Startup costs	—	192

	36,653	41,517

Contribution from operations	3,958	2,877

Other operating expenses:
General and administrative	2,313	2,908
Loss (gain) on disposal of assets	(46)	10

	2,267	2,918

Operating income (loss)	1,691	(41)

Interest expense, net	651	450

Income (loss) before income taxes	1,040	(491)

Income tax expense (benefit)	412	(70)

Net income (loss)	$628	$(421)

Basic and diluted earnings (loss) per share	$0.06	$(0.04)

Number of shares used to compute earnings (loss) per share:
Basic	10,155	10,165

Diluted	10,224	10,165

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

Six Months Ended June 30,	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,169	$(988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,225	2,200
Deferred income tax expense (benefit)	770	(220)
Loss (gain) on disposal of fixed assets, net	(46)	146
Changes in operating assets and liabilities:
Restricted cash	—	59
Accounts receivable	3,215	10,017
Prepaid expenses and other current assets	(14)	894
Recoverable costs under agreement with officer	—	(562)
Accounts payable and accrued liabilities	(1,510)	(132)
Restructuring and impairment reserve	(1,099)	—

Net cash provided by operating activities:	4,710	11,414

Cash flows from investing activities:
Capital expenditures	(1,014)	(1,598)
Proceeds from the sale of property, equipment and leasehold improvements	17	193
Notes receivable, net of payments received	—	(1,420)
Other assets	(156)	(92)

Net cash used in investing activities:	(1,153)	(2,917)

Cash flows from financing activities:
Proceeds (repayments) on senior debt, net	(3,801)	(7,692)
Payment of subordinated debt	(10)	—
Long-term portion of prepaid lease	134	(19)
Purchase of treasury stock	—	(214)

Net cash used in financing activities:	(3,677)	(7,925)

Net increase (decrease) in cash and cash equivalents	(120)	572
Cash and cash equivalents at beginning of period	932	133

Cash and cash equivalents at end of period	$812	$705

Non-cash investing activities:
Assets written off against restructuring reserve	$280	$—

Note receivable in exchange for property sold	$420	$—

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$571	$938

Income taxes, net	$54	$223

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries.

In the opinion of management of Correctional Services Corporation and its subsidiaries (the “Company”), the accompanying unaudited condensed consolidated financial statements as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Certain reclassifications of deferred interest amortization costs have been made to the 2001 amounts to conform to the 2002 presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in Form 10-K for the year ended December 31, 2001.

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – DEBT

Borrowings under the Company’s financing arrangement (“Agreement”) are subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with all such loan covenants as of June 30, 2002.

The financing arrangement is secured by all of the assets of the Company and consists of the following components:

•	At June 30, 2002 the Company had $12.2 million outstanding under its revolving line of credit and $3.0 million of availability, due to borrowing base limitations;

•	As of June 30, 2002, the Company had approximately $13.3 million outstanding under its operating lease-financing facility. The related obligations and assets are not included in the financial statements of the Company, as this financing facility is treated as an operating lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.

The revolving line of credit and the operating lease-financing facility mature on August 31, 2002. Although the Company has entered into negotiations to obtain an alternative source of long-term financing, there can be no assurances that the Company will be successful. Accordingly the entire outstanding balance on the revolving line of credit of $12.2 million is classified as short-term. Additionally, the Company will be obligated to pay approximately $13.3 million upon the termination of the operating lease-financing facility.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

Six Months Ended June 30,	2002	2001

Numerator:
Net income (loss)	$1,169	$(988)

Denominator:
Weighted average shares outstanding - basic earnings per share	10,155	10,206
Effect of dilutive securities – stock options	33	—

Denominator for diluted earnings per share	10,188	10,206

Three Months Ended June 30,	2002	2001

Numerator:
Net income (loss)	$628	$(421)

Denominator:
Weighted average shares outstanding – basic earnings per share	10,155	10,165
Effect of dilutive securities – stock options	69	—

Denominator for diluted earnings per share	10,224	10,165

The effect of all dilutive securities was not included in the calculation of diluted net loss per common share in 2001 as the effect would have been anti-dilutive.

NOTE 4 – RESTRUCTURING AND IMPAIRMENT RESERVE

During the third quarter of 2001, the Company recorded charges of $7.9 million related to corporate restructuring and asset impairments, losses on contracts of facilities to be closed, and other charges included in general and administrative expenses. In connection with the restructuring, the Company planned to close various facilities expected to result in the elimination of 358 positions. As of June 30, 2002, the Company had closed all facilities planned for closure, resulting in the elimination of 307 positions at five facilities.

During the six months ended June 30, 2002, the Company closed three facilities, resulting in the elimination of 297 positions, and paid approximately $57,000 in severance benefits. Approximately $287,000 in losses on contracts of facilities to be closed and approximately $995,000 in the write-off of net assets is reflected as a reduction in the restructuring and impairment reserve for the six months ended June 30, 2002.

The remaining reserve associated with the 2001 restructuring and impairment charges consists of the following on June 30, 2002 (in thousands):

Contract loss reserves	$152
Impaired property reserves	658
Other	273

$1,083

The remaining impaired property reserve balance relates primarily to anticipated losses on expected sales of properties that are currently held in the operating lease-financing facility.

NOTE 5 – GOODWILL

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets . SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company adopted these new standards, effective January 1, 2002. The Company has fully analyzed goodwill at the juvenile division reporting level, as of January 1, 2002 and its assessment is that there is no impairment of goodwill. There is no goodwill associated with the adult division.

NOTE 6 – NOTE RECEIVABLE

During the six months ended June 30, 2002, the Company finalized the sale of a property, which it had been leasing for $5,000 per month plus applicable taxes, to the lessee. The Company recognized a gain of $46,000, and received a note for approximately $420,000. Interest accrues on the note at 7%, and payments are due monthly. The note matures in April 2004, and is secured by a mortgage on the property.

NOTE 7 – ASSETS TO BE DISPOSED OF BY SALE

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company has plans to sell a facility, which is held in the operating lease-financing facility, to its contracting agency. The proceeds from the sale are expected to reduce the Company’s operating lease-financing obligation by approximately $12.5 million. The Company also expects to sell another facility to its contracting agency over the next 6 to 12 months. The Company expects to continue operating the facility through a management agreement. There can be no assurances that the Company will be successful in its negotiations to sell the facilities. The assets owned by the Company will only be sold upon certain conditions being met, and are not generally marketed for sale. Accordingly, the assets are not classified as held for sale.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the Company sold its Phoenix, Arizona facility and all of the associated assets to a not-for-profit entity for approximately $8.5 million in a sale facilitated by the issuance of tax-exempt contract revenue bonds, issued by the Industrial Development Authority of Maricopa County, Arizona. The Company will continue to operate the facility under a management agreement through 2012, subject to two five-year renewal options, exercisable by the State. The Company’s book value of the assets sold was approximately $6.5 million. The Company used the proceeds to reduce the balance of its revolving line of credit facility. In conjunction with the sale, the State of Arizona has an option to purchase the property from the not-for-profit entity for an initial purchase price of $8.5 million. The State’s option price will decline over time. The Company has provided a letter of credit which would be available to pay an agreed upon amount associated with the purchase price, payable when, and if, the State exercises its right to purchase the facility. The agreed upon amount in the first year will be approximately $1.4 million and will be reduced to zero by 2010. The Company is presently evaluating all aspects of the transaction in order to accurately account for the transaction in accordance with generally accepted accounting principles, which will be recorded during the quarter ended September 30, 2002.

NOTE 9 – CONTINGENCIES

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in numerous claims or litigation against the Company. The Company believes that most of the lawsuits, claims and charges filed or asserted against the Company arise in the ordinary course of the Company’s business, are without merit and/or that the Company has meritorious defense to the claims and charges. The Company vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the insurance coverage available to the Company for these suits, claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company.

Since the Company filed its most recent Annual Report on Form 10-K on April 1, 2002, the Company was served with a Complaint in the following action:

Scianetti, et. al. v. The United States of America and Correctional Services Corporation , filed in the United States District Court Southern District of New York (Case No. 01-CIV-9970). The plaintiffs in this case allegedly were former inmates at the community correctional facility that the Company formerly operated in Manhattan, and have asserted that a former employee of the Company sexually assaulted them while housed in the facility. The Company believes that it has sound legal and factual defenses to these claims and is vigorously pursuing its defense to these claims; however, the claims asserted against the Company in this matter and the amount sought from the Company exceeds the amount of insurance available to the Company for these claims. Although the Company believes the outcome of this action will not have a material adverse effect upon its results of operations, financial condition or liquidity, there is an inherent risk in any litigation and a decision adverse to the Company could be rendered.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to sell assets; the ability to secure both new contracts and the renewal of existing contracts; the availability of financing to re-finance existing credit facilities and expand business; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company does not undertake any obligation to update any forward-looking statements.

General

The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 25 facilities and approximately 3,700 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 12 facilities representing approximately 4,500 beds. On a combined basis, as of June 30, 2002, the Company provided services in 16 states and Puerto Rico, representing approximately 8,200 beds including aftercare services.

Results of Operations

            The following tables set forth certain operating data as a percentage of total revenues:

Six Months Ended June 30,	2002	2001

Revenues	100.0%	100.0%

Expenses:
Operating	90.7%	92.5%
Startup costs	—	0.5%

	90.7%	93.0%

Contribution from operations	9.3%	7.0%

Other operating expenses:
General and administrative	5.4%	6.7%
Legal settlement	—	0.4%
Loss (gain) on disposal of assets	(0.0)%	0.2%

	5.4%	7.3%

Operating income (loss)	3.9%	(0.3)%
Interest expense, net	1.5%	1.1%

Income (loss) before income taxes	2.4%	(1.4)%
Income tax provision (benefit)	0.9%	(0.3)%

Net income (loss)	1.5%	(1.1)%

Results of Operations (continued)

Three Months Ended June 30,	2002	2001

Revenues	100.0%	100.0%

Expenses:
Operating	90.3%	93.1%
Startup costs	—	0.4%

	90.3%	93.5%

Contribution from operations	9.7%	6.5%

Other operating expenses:
General and administrative	5.7%	6.6%
Loss (gain) on disposal of assets	(0.1)%	0.0%

	5.6%	6.6%

Operating income (loss)	4.1%	(0.1)%
Interest expense, net	1.6%	1.0%

Income (loss) before income taxes	2.5%	(1.1)%
Income tax provision (benefit)	1.0%	(0.2)%

Net income (loss)	1.5%	(0.9)%

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenue decreased by $8.8 million or 9.9% for the six months ended June 30, 2002 to $80.7 million compared to the same period in 2001 due primarily to:

•	A decrease of $6.1 million from the termination of contracts at 7 facilities (842 beds, 387 in 2002 and 455 in 2001);

•	A net decrease of $1.5 million from net occupancy level decreases, partially offset by per diem rate increases, in existing facilities;

•	A decrease of $1.2 million in other revenues due to the fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company’s Elizabeth, New Jersey facility ($400,000), and the Salinas, Puerto Rico facility ($800,000). The Company discontinued recognizing revenue earned at the Salinas facility in June 2001, when it became apparent that the facility would not open, and collection of the receivables appeared doubtful. The Company has fully reserved all receivables related to the Salinas facility. The Company is in discussions with the Puerto Rican government to determine the future of the facility, which may consist of the operation of the facility, the sale of the facility, or a combination thereof.

Operating expenses decreased $9.6 million or 11.6% for the six months ended June 30, 2002 to $73.2 million compared to the same period in 2001. As a percentage of revenues, operating expenses decreased to 90.7% for the six months ended June 30, 2002 from 92.5% for the six months ended June 30, 2001. The decrease in operating expenses was due to the closing of the seven facilities, mentioned above, the results of the Company’s payroll incentive program, and the restructuring initiative that was implemented during the third quarter of 2001. These cost reduction strategies were partially offset by increases in utilities, employee insurance benefits, general liability and property insurance, and professional and consulting fees at existing facilities. Additionally, during the six months ended June 30, 2002, the Company increased its reserve for uncollectible accounts by $200,000 related to disputed amounts at two facilities, one of which closed in January 2002 in accordance with the Company’s restructuring initiative. The Company has developed strategies to further improve the operating margins of its existing facilities; however, there can be no assurances that these strategies will be successful.

Startup costs were $451,000 for the six months ended June 30, 2001. No start up costs were incurred for the same period in 2002. Startup costs for the six months ended June 30, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property. As of June 30, 2002, the Salinas, Puerto Rico facility had not begun operations.

General and administrative expenses decreased $1.6 million or 27.3% for the period ended June 30, 2002 compared to the same period in 2001. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the six months ended June 30, 2002 from 6.7% for the six months ended June 30, 2001. The decrease was primarily due to the results of the Company’s restructuring initiative that was implemented during the third quarter of 2001, discussed above. The Company is pursuing additional strategies to further reduce general and administrative costs during 2002; however, there can be no assurances that the Company’s strategies will be successful.

In addition to less significant settlements included in general and administrative expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility during the six months ended June 30, 2001.

During the six months ended June 30, 2002, the Company finalized the sale of a property, which it had been leasing for $5,000 per month plus applicable taxes, to the lessee. The Company recognized a gain of $46,000, and received a note for approximately $420,000. The note matures in April 2004, and is secured by a mortgage on the property. During the same period in 2001, the Company recorded a loss on the sale of assets of $146,000. The loss primarily related to one of the airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region.

Interest expense, net of interest income, was $1.2 million for the six months ended June 30, 2002 compared to interest expense, net of interest income of $951,000 for the six months ended June 30, 2001, a net increase in interest expense of approximately $263,000. This increase resulted primarily from the amortization of loan amendment fees incurred during the last six months of 2001 and the first quarter of 2002, which was partially offset by decreased debt levels and lower interest rates during the six months ended June 30, 2002, compared to the same period in 2001.

For the six months ended June 30, 2002 the Company recognized an income tax expense of $770,000. For the six months ended June 30, 2001 the Company recognized a benefit for income taxes of $220,000. The increase in the effective tax rate from 18.2% in 2001 to 39.7% in 2002 resulted from nondeductible permanent differences in both periods, and the recognition of a valuation allowance for certain deferred tax assets for the six months ended June 30, 2001.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Revenue decreased by $3.8 million or 8.5% for the three months ended June 30, 2002 to $40.6 million compared to the same period in 2001 due primarily to:

•	A decrease of $3.3 million from the termination of contracts at six facilities (831 beds, 387 in 2002 and 444 in 2001);

•	A net increase of $100,000 generated from per diem rate increases partially offset by net occupancy level decreases in existing facilities;

•	A decrease of $600,000 in other revenues primarily due to the fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company’s Elizabeth, New Jersey facility ($100,000), and the Salinas, Puerto Rico facility ($500,000). The Company discontinued recognizing revenue earned at the Salinas facility in June 2001, when it became apparent that the facility would not open, and collection of the receivables appeared doubtful. The Company has fully reserved all receivables related to the Salinas facility. The Company is in discussions with the Puerto Rican government to determine the future of the facility, which may consist of the operation of the facility, the sale of the facility, or a combination thereof.

Operating expenses decreased $4.7 million or 11.3% for the three months ended June 30, 2002 to $36.7 million compared to the same period in 2001 due primarily to the closing of the six facilities mentioned above. As a percentage of revenues, operating expenses decreased to 90.3% for the three months ended June 30, 2002 compared to 93.1% for the three months ended June 30, 2001. The decrease in operating expenses was due to the closing of the six facilities, mentioned above, the results of the Company’s payroll incentive program, and the restructuring initiative that was implemented during the third quarter of 2001. These cost reduction strategies were partially offset by increases in utilities, employee insurance benefits, general liability and property insurance, professional and consulting fees at existing facilities. Additionally, during the quarter ended June 30, 2002 the Company increased its reserve for uncollectible accounts by $200,000 related to the receivables at two facilities, one of which closed in January 2002 in accordance with the Company’s restructuring initiative. The Company has developed strategies to further improve the operating margins of its existing facilities; however, there can be no assurances that these strategies will be successful.

The Company incurred no startup costs during the three months ended June 30, 2002. Startup costs were $192,000 for the three months ended June 30, 2001. Startup costs for the three months ended June 30, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property, as discussed above.

General and administrative expenses decreased to $2.3 million for the three months ended June 30, 2002, from $2.9 million for the three months ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the three months ended June 30, 2002 from 6.6% for the three months ended June 30, 2001. The decrease was primarily due to the results of the Company’s restructuring initiative that was implemented during the third quarter of 2001, discussed above.

During the three months ended June 30, 2002, the Company finalized the sale of a property, which it had been leasing for $5,000 per month plus applicable taxes, to the lessee. The Company recognized a gain of $46,000, and received a note for approximately $420,000. The note matures in April 2004, and is secured by a mortgage on the property.

Interest expense, net of interest income, was $651,000 for the three months ended June 30, 2002 compared to interest expense, net of interest income of $450,000 for the three months ended June 30, 2001, a net increase in interest expense of $201,000. This increase resulted primarily from the amortization of loan amendment fees incurred during the last six months of 2001 and the first quarter of 2002, which was partially offset by decreased debt levels and lower interest rates during the three months ended June 30, 2002, compared to the same period in 2001.

For the three months ended June 30, 2002 the Company recognized income tax expense of $412,000 representing an effective tax rate of 39.6%. For the three months ended June 30, 2001 the Company recognized an income tax benefit of $70,000 representing an effective tax rate of 14.3%. The increase in the effective tax rate resulted from nondeductible permanent differences in both periods, and the recognition of a valuation allowance for certain deferred tax assets for the three months ended June 30, 2001.

Liquidity and Capital Resources

At June 30, 2002 the Company had $812,000 of cash and a working capital deficit of $4.5 million compared to December 31, 2001 when the Company had $932,000 in cash and a working capital deficit of $7.9 million. The Company’s current ratio increased to 0.86 as of June 30, 2002, from 0.79 as of December 31, 2001.

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2002 compared to net cash provided by operating activities of $11.4 million for the six months ended June 30, 2001. The change was attributed primarily to the decrease in accounts receivable during the six months ended June 30, 2001, due to the closure of multiple facilities during November and December 2000.

Net cash of $1.2 million was used in investing activities during the six months ended June 30, 2002 as compared to $2.9 million used in investing activities in the six months ended June 30, 2001. In the 2002 period such cash was used principally for the purchase of property and equipment at existing facilities.

In the comparable period for 2001, the principal investing activities of the Company were:

•	The purchase of property and equipment at existing facilities, offset by cash received from the sale of assets;

•	The purchase of a note receivable related to the Newport News property, partially offset by the collection of a note receivable related to the December 2000 sale of the Tampa Bay Academy.

Net cash of $3.7 million was used in financing activities for the six months ended June 30, 2002 as compared to $7.9 million used in financing activities for the six months ended June 30, 2001. During the 2002 period the Company’s primary uses of funds were the repayment of $3.8 million of senior debt.

In the comparable period for 2001, the primary uses of funds were the repayment of senior debt of $7.7 million and the purchase of $214,000 in treasury stock.

At June 30, 2002 the Company had $12.2 million outstanding under the revolving line of credit, and $3.0 million in availability.

At June 30, 2002 the Company had $13.3 million outstanding under the operating lease-financing facility, and has no availability on this facility. The Company has no construction commitments at June 30, 2002; however, the Company is pursuing projects that will require additional funding. There can be no assurances that the Company will be awarded these projects, or if awarded, that the Company will be able to obtain such funding. The Company has made non-refundable deposits of approximately $430,000 in pursuit of one of the projects mentioned above. The Company was awarded this project in July 2002; however, there can be no assurances that the Company will be able to obtain financing to fund this project.

The revolving line of credit and the operating lease-financing facility mature on August 31, 2002. Although the Company has entered into negotiations to obtain an alternative source of long-term financing, there can be no assurances that the Company will be successful.

Subsequent to June 30, 2002, the Company sold its Phoenix, Arizona facility and all of the associated assets to a not-for-profit entity for approximately $8.5 million in a sale facilitated by the issuance of tax-exempt contract revenue bonds, issued by the Industrial Development Authority of Maricopa County, Arizona. The Company will continue to operate the facility under a management agreement through 2012, subject to two five-year renewal options, exercisable by the State. The Company’s book value of the assets sold was approximately $6.5 million. The Company used the proceeds to reduce the balance of its revolving line of credit facility. In conjunction with the sale, the State of Arizona has an option to purchase the property from the not-for-profit entity for an initial purchase price of $8.5 million. The State’s option price will decline over time. The Company has provided a letter of credit which would be available to pay an agreed upon amount associated with the purchase price, payable when, and if, the State exercises its right to purchase the facility. The agreed upon amount in the first year will be approximately $1.4 million and will be reduced to zero by 2010. The Company is presently evaluating all aspects of the transaction in order to accurately account for the transaction in accordance with generally accepted accounting principles, which will be recorded during the quarter ended September 30, 2002.

The Company has plans to sell a facility, which is held in the operating lease-financing facility, to its contracting agency. The proceeds from the sale are expected to reduce the Company’s operating lease-financing obligation by approximately $12.5 million. The Company also expects to sell another facility to its contracting agency over the next 6 to 12 months. The Company expects to continue operating the facility through a management agreement. There can be no assurances that the Company will be successful in its negotiations to sell the facilities. The assets owned by the Company will only be sold upon certain conditions being met, and are not generally marketed for sale. Accordingly, the assets are not classified as held for sale.

The Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurances that the Company’s operations together with amounts available under its expected financing facility will continue to be sufficient to finance its existing level of operations, fund startup costs and meet its debt service obligations. Also, a decline in the Company’s financial performance, as a result of decreased occupancy or increases in operational expenses could negatively impact the Company’s ability to meet its financial covenants. If the Company is unable to generate sufficient cash flow from operations or meet its covenant requirements, it may be required to amend or restructure its financing facility, sell additional assets or obtain additional financing. There can be no assurance that the Company will be able to obtain amendments to the financing facility , sell additional assets or obtain additional financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s current financing is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. The Company’s subordinated debt and mortgage on property accrues interest at fixed rates of interest.

The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights and certain prepayment requirements stated in the amended Credit Agreement.

	Expected Maturity Dates

		2002	2003	2004	2005	2006	There after	Total	Fair Value

Fixed rate debt (in thousands)		$3	$3	$3	$4	$300	$—	$313	$313

Weighted average Interest Rate at June 30, 2002	10.00%

Variable rate LIBOR debt (in thousands)		$12,200	$—	$—	$—	$—	$—	$12,200	$12,200

Weighted average interest Rate at June 30, 2002	6.84%

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of its business, the Company routinely is named as a defendant in legal proceedings filed against the Company by inmates of, or participants in, the facilities and programs operated by the Company, in which it is alleged that the Company’s employees have intentionally caused harm or damages, have been negligent in some aspect of the operation of the Company’s business and/or violated the civil rights of particular inmates or program participants. The Company also is routinely named as a respondent and/or defendant in lawsuits and proceedings before the United States Equal Employment Opportunity Commission and/or the equivalent agencies of the jurisdictions in which the Company conducts business, in which it is alleged that the Company is liable under theories of unlawful discrimination, wrongful discharge and other employment-related theories. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defenses to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described below, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company.

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

The Company has determined that certain legal proceedings should be deemed material to the Company under applicable SEC disclosure regulations, because either (a) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company’s current assets on a consolidated basis, (b) the amount sought from the Company exceeds the amount of insurance available to the Company for the claim, or (c) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company’s current assets on a consolidated basis and the Company does not have insurance coverage available with respect to the claim. These matters are described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Since the Company filed its most recent Annual Report on Form 10-K on April 1, 2002, the Company was served with Complaints in the following actions:

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

WL Affiliates of Illinois, LLC v. Youth Services International, Inc. and Correctional Services Corporation, in the Circuit Court of the 6th Judicial Circuit, Champaign County, Illinois, Case No. 01-L-176. This case concerns YSI’s and CSC’s respective obligations with respect to a Lease Agreement with WL Affiliates of Illinois, LLC relating to certain real property located in Rantoul, Illinois from which YSI formerly operated the Chanute Transition Center. This property is located on a former U.S. Airforce Base that had been closed and converted by the Village of Rantoul to commercial uses. YSI closed the Chanute Transition Center in June, 2001. This case involves a contractual matter, and is, thus, not covered by any form of insurance. The Plaintiff in this case seeks approximately $4,000,000 in damages. The parties recently began settlement discussions concerning this case. The Company believes that this matter will be settled favorably to the Company; however, if settlement efforts are not successful, and it is ultimately determined that the Company is liable for the full amount claimed by the plaintiff, such a result could have a material adverse effect on the Company.

Item 2.	Changes in Securities and Use Of Proceeds

                        None.

Item 3.	Defaults Upon Senior Securities

                        None.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders of Correctional Services Corporation was held on June 28, 2002. At the meeting, two (2) proposals were considered and voted upon with the following results:

(1)	To elect seven (7) directors to serve until the next annual meeting of stockholders;

               Results:

NAME	VOTES CAST IN FAVOR	VOTES CAST AGAINST	ABSTAIN	BROKER NON VOTES

Chet Borgida	8,322,322	75,931	0	0
Stuart M. Gerson	8,322,322	75,931	0	0
Shimmie Horn	8,322,322	75,931	0	0
Bobbie L. Huskey	8,322,322	75,931	0	0
James F. Slattery	8,322,322	75,931	0	0
Aaron Speisman	8,322,322	75,931	0	0
Melvin T. Stith	8,322,322	75,931	0	0

(2)	To ratify the reappointment of Grant Thornton, LLP as Independent Auditors of the Company for the year ending December 31, 2002.

               Results:

NUMBER OF VOTES CAST IN FAVOR	NUMBER OF VOTES CAST AGAINST	ABSTAIN
8,364,068	25,253	7,932

Item 5.	Other Information

None

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION Registrant
By:	/s/ Bernard A. Wagner

Bernard A. Wagner, Senior Vice President Chief Financial Officer

Dated: August 14, 2002