Form 10-Q
period 2002-09-30
CORRECTIONAL SERVICES CORP
filed 2002-11-14
CIK 914670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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

Number of shares of common stock outstanding on November 14, 2002: 10,155,275

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$759	$932
Restricted cash	1,427	33
Accounts receivable, net	21,709	25,761
Deferred tax asset	2,037	2,037
Prepaid expenses and other current assets	1,483	1,506

Total current assets	27,415	30,269

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	39,543	40,978

OTHER ASSETS
Deferred tax asset	7,492	8,625
Goodwill	679	679
Note receivable	416	—
Other	4,870	5,532

	$80,415	$86,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,309	$19,652
Restructuring and impairment reserve	931	2,462
Subordinated debt	—	10
Current portion of long-term senior debt	—	16,000

Total current liabilities	19,240	38,124

LONG-TERM SENIOR DEBT	3,513	314
OTHER LONG-TERM OBLIGATION	8,376	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000,000 shares authorized, 11,372,927 shares issued, 10,155,275 shares outstanding	114	114
Additional paid-in capital	82,797	82,797
Accumulated deficit	(30,634)	(32,275)
Treasury stock, at cost	(2,991)	(2,991)

	49,286	47,645

	$80,415	$86,083

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

Nine Months Ended September 30,	2002	2001

Revenues	$119,797	$131,828

Facility expenses:
Operating	108,756	121,947
Startup costs	—	406

	108,756	122,353

Contribution from operations	11,041	9,475

Other operating expenses:
General and administrative	6,520	11,058
Restructuring and impairment	—	4,356
Loss on contracts of facilities to be closed	—	1,150
Legal settlement	—	375
Loss (gain) on disposal of assets	(48)	823

	6,472	17,762

Operating income (loss)	4,569	(8,287)
Interest expense, net	1,795	1,451

Income (loss) before income taxes	2,774	(9,738)
Income tax expense (benefit)	1,133	(3,451)

Net income (loss)	$1,641	$(6,287)

Basic and diluted earnings (loss) per share	$0.16	$(0.62)

Number of shares used to compute earnings (loss) per share:
Basic	10,155	10,189

Diluted	10,198	10,189

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

Three Months Ended September 30,	2002	2001

Revenues	$39,129	$42,344

Facility expenses:
Operating	35,579	39,166

Contribution from operations	3,550	3,178

Other operating expenses:
General and administrative	2,136	5,026
Restructuring and impairment	—	4,356
Loss on contracts of facilities to be closed	—	1,150
Loss (gain) on disposal of assets	(2)	677

	2,134	11,209

Operating income (loss)	1,416	(8,031)
Interest expense, net	581	499

Income (loss) before income taxes	835	(8,530)
Income tax expense (benefit)	363	(3,231)

Net income (loss)	$472	$(5,299)

Basic and diluted earnings (loss) per share	$0.05	$(0.52)

Number of shares used to compute earnings (loss) per share:
Basic	10,155	10,155

Diluted	10,225	10,155

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

Nine Months Ended September 30,	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,641	$(6,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,251	3,056
Asset impairment	—	2,437
Deferred income tax (benefit) expense	1,133	(3,432)
(Gain) loss on disposal of assets, net	(48)	823
Changes in operating assets and liabilities:
Restricted cash	(1,394)	59
Accounts receivable	4,052	9,174
Prepaid expenses and other current assets	23	864
Restructuring and impairment reserve	(1,252)	4,087
Accounts payable and accrued liabilities	(1,343)	(967)

Net cash provided by operating activities:	6,063	9,814

Cash flows from investing activities:
Capital expenditures	(1,521)	(13,204)
Proceeds from the sale of property, equipment and leasehold improvements	19	11,245
Purchase of notes receivable, net of payments received	—	(1,420)
Other assets	(497)	(1,213)

Net cash used in investing activities:	(1,999)	(4,592)

Cash flows from financing activities:
Repayments on senior debt, net	(4,425)	(5,091)
Payment of subordinated debt	(10)	—
Long-term portion of prepaid lease	198	37
Treasury stock	—	(213)

Net cash used in financing activities:	(4,237)	(5,267)

Net decrease in cash and cash equivalents	(172)	(45)
Cash and cash equivalents at beginning of period	932	133

Cash and cash equivalents at end of period	$759	$88

Non-cash investing activities:
Assets written off against restructuring reserve	$280	$—

Note receivable in exchange for property sold	$420	$—

Supplemental disclosures of cash flows information:
Cash paid (received) during the period for:
Interest	$939	$1,276

Income taxes, net	$(52)	$(68)

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of the Company’s management the accompanying unaudited condensed consolidated financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – DEBT

Borrowings under the Company’s amended financing arrangement (“Agreement”) are subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with all such loan covenants as of September 30, 2002.

The financing arrangement is secured by all of the assets of the Company and consists of the following components:

•	At September 30, 2002 the Company had $3.2 million outstanding under its revolving line of credit and $6.2 million of availability, due to borrowing base limitations;

•
As of September 30, 2002, the Company had approximately $13.3 million outstanding under its operating lease-financing facility. The related obligations and assets are not included in the financial statements of the Company, as this financing facility is treated as an operating lease in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, Accounting for Leases.

The amended Agreement matured on October 30, 2002, at which time the Company entered into a new long-term financing agreement. The new agreement is subject to compliance with various financial covenants and borrowing base criteria. The new agreement is secured by all of the assets of the Company and consists of the following components:

•
A $12 million term loan that matures on October 30, 2004, accrues interest at the lesser of LIBOR plus 5% or prime plus 3%, with monthly principal payments of $50,000 plus interest and a balloon payment of approximately $10.8 million due upon maturity. The proceeds were primarily used to satisfy the Company’s obligation under its operating lease-financing facility, which became due November 15, 2002. Concurrent with the satisfaction of the operating lease-financing obligation, the associated assets were recorded on the Company’s financial statements;

•	A $19 million revolving line of credit that matures on October 30, 2005, and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands):

Nine Months Ended September 30,	2002	2001

Numerator:
Net income (loss)	$1,641	$(6,287)

Denominator:
Weighted average shares outstanding - basic earnings per share	10,155	10,189
Effect of dilutive securities – stock options	43	—

Denominator for diluted earnings per share	10,198	10,189

Three Months Ended September 30,	2002	2001

Numerator:
Net income (loss)	$472	$(5,299)

Denominator:
Weighted average shares outstanding – basic earnings per share	10,155	10,155
Effect of dilutive securities – stock options	70	—

Denominator for diluted earnings per share	10,225	10,155

During the three and nine month periods ended September 30, 2002 there were approximately 919,000 and 946,000 common stock equivalents, respectively, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive. There were no dilutive securities during the three and nine months ended September 30, 2001.

NOTE 4 – RESTRUCTURING AND IMPAIRMENT RESERVE

During the third quarter of 2001, the Company recorded charges of $7.9 million related to corporate restructuring and asset impairments, losses on contracts of facilities to be closed, and other charges included in general and administrative expenses. In connection with the restructuring, the Company planned to close various facilities expected to result in the elimination of 358 positions. As of September 30, 2002, the Company had closed all facilities planned for closure, resulting in the elimination of 307 positions at five facilities.

During the nine months ended September 30, 2002, the Company closed three facilities, resulting in the elimination of 297 positions, and paid approximately $57,000 in severance benefits. Approximately $502,000 in losses on contracts of facilities to be closed and approximately $972,000 in the write-off of net assets are reflected as a reduction in the restructuring and impairment reserve for the nine months ended September 30, 2002.

The remaining reserve associated with the 2001 restructuring and impairment charges consists of the following on September 30, 2002 (in thousands):

Impaired property reserves	$658
Other	273

$931

The remaining impaired property reserve balance relates primarily to anticipated losses on expected sales of properties that were held in the operating lease-financing facility as of September 30, 2002.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Issued 6/02). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this pronouncement will have a material effect on the Company’s financial position or results of operations.

NOTE 5 – GOODWILL

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company adopted these new standards, effective January 1, 2002. The Company has fully analyzed goodwill at the juvenile division reporting level, as of January 1, 2002 and its assessment is that there is no impairment of goodwill. There is no purchased goodwill associated with the adult division.

NOTE 6 – NOTE RECEIVABLE

During the nine months ended September 30, 2002, the Company finalized the sale of a property, which it had been leasing for $5,000 per month plus applicable taxes, to the lessee. The Company recognized a gain of $46,000, and received a note for approximately $420,000. Interest accrues on the note at 7%, and payments are due monthly. The note matures in April 2004, and is secured by a mortgage on the property.

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

The Company has plans to sell a facility to its contracting agency. The proceeds from the sale are expected to reduce the Company’s senior debt obligation by approximately $12.5 million. The Company also expects to sell another facility to its contracting agency over the next 6 to 12 months. The Company expects to continue operating the facility through a management agreement. There can be no assurances that the Company will be successful in its negotiations to sell the facilities. The assets owned by the Company will only be sold upon certain conditions being met, and are not generally marketed for sale. Accordingly, the assets are not classified as held for sale.

NOTE 8 – OTHER LONG-TERM OBLIGATION

On July 31, 2002, the Company entered into a transaction with a not-for-profit entity with respect to the Company’s Phoenix, Arizona facility and received approximately $8.5 million from the issuance of tax-exempt contract revenue bonds, issued by the Industrial Development Authority of Maricopa County, Arizona. The bondholders have a security interest in the facility. The bonds will be paid exclusively from revenue generated by the facility, and are non-recourse to the Company. The Company used the proceeds to reduce the balance of its revolving line of credit facility. In conjunction with the transaction, the State of Arizona has an option to purchase the facility for an initial purchase price of $8.5 million. The State’s option price will decline over time. In the event that the State exercises its option, there may be a shortfall between the proceeds of the sale and the funds needed to redeem the bonds. The Company has provided to the bondholders a letter of credit, secured by a certificate of deposit, which would be utilized to fund the aforementioned shortfall, if any. The letter of credit has an initial balance of $1.4 million and decreases over time as the calculated difference between the sale proceeds that would be due from the State and the unpaid principal balance of the bonds narrows. After 2010, the sale proceeds from the State would be sufficient to satisfy the redemption requirement. The Company will continue to operate the facility under a management agreement through 2012, subject to two five-year renewal options, exercisable by the State. Due to the Company’s continuing involvement in the operation of the facility, and its partial guarantee of the redemption proceeds by virtue of the letter of credit, the Company has not recorded the transaction as a sale in accordance with SFAS No. 66, Accounting for Sales of Real Estate and SFAS No. 98 Accounting for Leases. The book value of the facility in the amount of $8.6 million net of accumulated depreciation of $2.1 million continues to be reflected in the Company’s financial statements. The Company has also recorded a long-term obligation initially equal to the net proceeds from the transaction in the amount of $8.4 million. Upon the earliest occurrence of either 1) the State exercising its purchase option, 2) the expiration or termination of the Company’s management agreement with the State or 3) when conditions exist such that the transaction is deemed to have been a sale in accordance with the generally accepted accounting principles, as discussed above, the sales transaction will be reflected in the financial statements and a gain of approximately $1.9 million will be recorded.

NOTE 9 – CONTINGENCIES

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in numerous claims or litigation against the Company. The Company believes that most of the lawsuits, claims and charges filed or asserted against the Company arise in the ordinary course of the Company’s business, are without merit and/or that the Company has meritorious defense to the claims and charges. The Company vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s Anuual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the insurance coverage available to the Company for these suits, claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company.

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

WL Affiliates of Illinois, LLC v. Youth Services International, Inc. and Correctional Services Corporation, in the Circuit Court of the 6th Judicial Circuit, Champaign County, Illinois, Case No. 01-L-176. This case concerns YSI’s and CSC’s respective obligations with respect to a Lease Agreement with WL Affiliates of Illinois, LLC relating to certain real property located in Rantoul, Illinois from which YSI formerly operated the Chanute Transition Center. This property is located on a former U.S. Airforce Base that had been closed and converted by the Village of Rantoul to commercial uses. YSI closed the Chanute Transition Center in June 2001. This case involves a contractual matter, and is, thus, not covered by any form of insurance. The Plaintiff in this case seeks approximately $4,000,000 in damages. The parties recently began settlement discussions concerning this case. The Company believes that this matter will be settled favorably to the Company; however, if settlement efforts are not successful, and it is ultimately determined that the Company is liable for the full amount claimed by the plaintiff, such a result could have a material adverse effect on the Company.

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

General

Correctional Services Corporation and its wholly owned subsidiaries (the “Company”) is one of the largest and most comprehensive providers of juvenile rehabilitative services with 25 facilities and approximately 3,600 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 12 facilities representing approximately 4,500 beds. On a combined basis, as of September 30, 2002, the Company provided services in 16 states and Puerto Rico, representing approximately 8,100 beds including aftercare services.

Results of Operations

The following tables sets forth certain operating data as a percentage of total revenues:

Nine Months Ended September 30,	2002	2001

Revenues	100.0%	100.0%

Expenses:
Operating	90.8%	92.5%
Startup costs	0.0%	0.3%

	90.8%	92.8%

Contribution from operations	9.2%	7.2%

Other operating expenses:
General and administrative	5.4%	8.4%
Restructuring and impairment	0.0%	3.3%
Loss on contracts of facilities to be closed	0.0%	0.9%
Legal settlement	0.0%	0.3%
Loss (gain) on disposal of assets	(0.0)%	0.6%

	5.4%	13.5%

Operating income (loss)	3.8%	(6.3)%
Interest expense, net	1.5%	1.1%

Income (loss) before income taxes	2.3%	(7.4)%
Income tax expense (benefit)	0.9%	(2.6)%

Net income (loss)	1.4%	(4.8)%

Results of Operations (continued)

Three Months Ended September 30,	2002	2001

Revenues	100.0%	100.0%

Expenses:
Operating	90.9%	92.5%

Contribution from operations	9.1%	7.5%

Other operating expenses:
General and administrative	5.5%	11.9%
Restructuring and impairment	0.0%	10.3%
Loss on contracts of facilities to be closed	0.0%	2.7%
Loss on disposal of assets	(0.0)%	1.6%

	5.5%	(26.5)%

Operating income (loss)	3.6%	(19.0)%
Interest expense, net	1.5%	1.1%

Income (loss) before income taxes	2.1%	(20.1)%
Income tax expense (benefit)	0.9%	(7.6)%

Net income (loss)	1.2%	(12.5)%

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue decreased by $12.0 million or 9.1% for the nine months ended September 30, 2002 to $119.8 million compared to the same period in 2001 due primarily to:

•	A decrease of $9.0 million from the termination of contracts at 7 facilities (842 beds, 387 in 2002 and 455 in 2001);

•	A net decrease of $1.8 million from net occupancy level decreases, partially offset by per diem rate increases, in existing facilities;

•
A decrease of $1.2 million in other revenues due to the fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company’s Elizabeth, New Jersey facility ($400,000), and the Salinas, Puerto Rico facility ($800,000). The Company discontinued recognizing contractually guaranteed revenue earned, and an associated reserve included in operating expenses, at the Salinas facility in September 2001, when it became apparent that the Puerto Rican government would not honor the minimum guaranteed contract and the facility would not open. The Company has fully reserved all receivables related to the Salinas facility. The Company is in discussions with the Puerto Rican government to sell the facility to the Puerto Rican government.

Operating expenses decreased $13.2 million or 10.8% for the nine months ended September 30, 2002 to $108.8 million compared to the same period in 2001. As a percentage of revenues, operating expenses decreased to 90.8% for the nine months ended September 30, 2002 from 92.5% for the nine months ended September 30, 2001. The decrease in operating expenses was due to the closing of the seven facilities, mentioned above, and the results of the Company’s restructuring initiative that was implemented during the third quarter of 2001, as discussed below. These cost reduction strategies were partially offset by increases in employee insurance benefits and general liability and property insurance fees at existing facilities. Additionally, during the nine months ended September 30, 2002, the

Company increased its reserve for uncollectible accounts by $190,000 related to disputed amounts at two facilities, one of which closed in January 2002 in accordance with the Company’s restructuring initiative. The Company has developed strategies to further improve the operating margins of its existing facilities; however, there can be no assurances that these strategies will be successful.

Startup costs were $406,000 for the nine months ended September 30, 2001. No start up costs were incurred for the same period in 2002. Startup costs for the nine months ended September 30, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property. As of September 30, 2002, the Salinas, Puerto Rico facility had not begun operations.

The Company formulated a restructuring initiative during the third quarter of 2001. The Company recorded charges of $7.9 million related to corporate restructuring, asset impairments, losses on contracts of facilities to be closed, and other charges, as discussed below. The Company recorded a restructuring and impairment charge of $4.4 million consisting of severance for terminated employees ($205,000); lease termination costs at a facility closed under the plan ($270,000); and a $3.9 million impairment of assets related to the facilities being closed and assets held primarily for future use, where plans have been abandoned. Based on management’s analysis of its contract obligations, the Company recorded a reserve of approximately $1.2 million for contracts which required the Company incur losses to fulfill the contracts. Those facilities were included in those scheduled for closure.

General and administrative expenses decreased $4.5 million or 41.0% for the nine months ended September 30, 2002 compared to the same period in 2001. As a percentage of revenues, general and administrative expenses decreased to 5.4% for the nine months ended September 30, 2002 from 8.4% for the nine months ended September 30, 2001. The decrease was primarily due to the results of the Company’s restructuring initiative that was implemented during the third quarter of 2001. The Company also recorded $1.3 million of additional allowance primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations and management’s estimate of the results of agency audits.

In addition to less significant settlements included in general and administrative expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility during the nine months ended September 30, 2001.

During the nine months ended September 30, 2002, the Company finalized the sale of a property, which it had been leasing for $5,000 per month plus applicable taxes, to the lessee resulting in a gain of $46,000. During the nine months ended September 30, 2001, the Company recorded a loss on the sale of assets of $823,000. The loss primarily related to the sale of the 489 bed Dickens County Correctional Facility in Dickens, Texas, which had been held in the operating lease financing facility. The Company realized net proceeds from the sale of approximately $10.7 million. The Company recorded a loss on sale of approximately $441,000 in the third quarter of 2001. Additionally, the Company sold both airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region. The Company realized a loss on the sale of both airplanes of approximately $374,000.

Interest expense, net of interest income, was $1.8 million for the nine months ended September 30, 2002 compared to interest expense, net of interest income of $1.5 million for the nine months ended September 30, 2001, a net increase in interest expense of approximately $344,000. This increase resulted primarily from the amortization of loan amendment fees incurred during the last nine months of 2001 and the first quarter of 2002, which was partially offset by decreased debt levels and lower interest rates during the nine months ended September 30, 2002, compared to the same period in 2001.

For the nine months ended September 30, 2002 the Company recognized an income tax expense of $1.1 million. For the nine months ended September 30, 2001 the Company recognized a benefit for income taxes of $3.5 million. The increase in the effective tax rate from 35.4% in 2001 to 40.8% in 2002 resulted from nondeductible permanent differences in both periods, and the recognition of a valuation allowance for certain deferred tax assets for the nine months ended September 30, 2001.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue decreased by $3.2 million or 7.6% for the three months ended September 30, 2002 to $39.1 million compared to the same period in 2001 due primarily due to:

•	A decrease of $2.8 million from the discontinuance of operations at five facilities (775 beds, 387 in 2002, and 388 in 2001);

•	A net decrease of $400,000 generated from net per diem rate increases offset by net occupancy level decreases in existing facilities.

Operating expenses decreased $3.6 million or 9.2% for the three months ended September 30, 2002 to $35.6 million compared to the same period in 2001 due primarily to the closing of the five facilities mentioned above. As a percentage of revenues, operating expenses decreased to 90.9% for the three months ended September 30, 2002 compared to 92.5% for the three months ended September 30, 2001. The decrease in operating expenses was due to the closing of the five facilities mentioned above and the Company’s restructuring initiative that was implemented during the third quarter of 2001. These cost reduction strategies were partially offset by increases in employee insurance benefits and general liability and property insurance fees at existing facilities.

The Company formulated a restructuring initiative during the third quarter of 2001. The Company recorded charges of $7.9 million related to corporate restructuring, asset impairments, losses on contracts of facilities to be closed, and other charges as discussed below. The Company recorded a restructuring and impairment charge of $4.4 million consisting of severance for terminated employees ($205,000); lease termination costs at a facility closed under the plan ($270,000); and a $3.9 million impairment of assets related to the facilities being closed and assets held primarily for future use, where plans have been abandoned. Based on management’s analysis of its contract obligations, the Company recorded a reserve of approximately $1.2 million for contracts which required the Company incur losses to fulfill the contracts. Those facilities were included in those scheduled for closure.

General and administrative expenses decreased $2.9 million or 57.5% for the three months ended September 2002 to $2.1 million. The decrease is due to charges incurred during the third quarter of 2001 associated with the restructuring initiative. The Company also recorded $1.3 million of additional allowance primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations and management’s estimate of the results of agency audits.

The Company recorded a loss on the sale of assets of $677,000 for the three months ended September 30, 2001. The loss relates primarily to the sale of the 489-bed Dickens County facility mentioned above, and the sale of an airplane previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region.

Interest expense, net of interest income, was $581,000 for the three months ended September 30, 2002 compared to interest expense, net of interest income of $499,000 for the three months ended September 30, 2001, a net increase in interest expense of $82,000. This increase resulted primarily from the amortization of loan amendment fees incurred during the last nine months of 2001 and the first quarter of 2002, which were partially offset by decreased debt levels and lower interest rates during the three months ended September 30, 2002, compared to the same period in 2001.

For the three months ended September 30, 2002 the Company recognized an income tax expense of $363,000 representing an effective tax rate of 43.5%. For the three months ended September 30, 2001 the Company recognized an income tax benefit of $3.2 million representing an effective tax rate of 37.9%. The increase in the effective tax rate resulted from nondeductible permanent differences in both periods, and the recognition of a valuation allowance for certain deferred tax assets for the three months ended September 30, 2001.

Liquidity and Capital Resources

At September 30, 2002 the Company had $759,000 of cash and working capital of $8.2 million compared to December 31, 2001 when the Company had $932,000 in cash and a working capital deficit of $7.9 million. The increase in working capital is primarily related to the decrease in the Company’s senior debt and the refinancing of the debt on a non-current basis.

Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $11.3 million for the nine months ended September 30, 2001. The change was attributed primarily to the decrease in accounts receivable during the six months ended June 30, 2001, due to the closure of multiple facilities during November and December 2000, and the effect of the Company’s restructuring initiative recorded during the nine months ended September 30, 2001.

Net cash of $2.0 million was used in investing activities during the nine months ended September 30, 2002 as compared to $2.8 million used in investing activities in the nine months ended September 30, 2001. During the 2002 period, the Company’s primary use of funds were:

•	The purchase of property and equipment at existing facilities, and;

•	Bank amendment and extension fees related to the Company’s previous financing arrangement.

In the comparable period for 2001 such cash was used principally for:

•
The purchase of property and equipment at existing facilities, offset by cash received from the sale of assets. The Dickens property was purchased from the operating lease financing facility and simultaneously sold to a third party, as discussed above;

•	The purchase of a note receivable related to the Newport News property, partially offset by the collection of a note receivable related to the December 2000 sale of the Tampa Bay Academy;

•	Prepaid lease and leasehold improvement costs under the operating lease-financing facility on the Salinas, P.R. property.

Net cash of $4.2 million was used in financing activities for the nine months ended September 30, 2002 as compared to $7.9 million used in financing activities for the nine months ended September 30, 2001. During the 2002 period the Company’s primary uses of funds were net repayments on senior debt.

In the comparable period for 2001, the primary uses of funds were the repayment of senior debt of $7.7 million and the purchase of $213,000 in treasury stock.

At September 30, 2002 the Company had $3.2 million outstanding under the amended revolving line of credit, and $6.2 million in availability.

At September 30, 2002 the Company had $13.3 million outstanding under the amended operating lease-financing facility, and has no availability on this facility. The Company had no construction commitments at September 30, 2002; however, the Company is pursuing projects that will require additional funding. There can be no assurances that the Company will be awarded these projects, or if awarded, that the Company will be able to obtain such funding. The Company has made non-refundable deposits of approximately $430,000 in pursuit of one of the projects mentioned above. The Company was awarded this project in July 2002; however, there can be no assurances that the Company will be able to obtain financing to fund this project.

The amended financing agreements matured on October 30, 2002, at which time the Company entered into a new long-term financing agreement. The new agreement is subject to compliance with various financial covenants and borrowing base criteria. The new agreement is secured by all of the assets of the Company and consists of the following components:

•
A $12 million term loan that matures on October 30, 2004, accrues interest at the lesser of LIBOR plus 5% or prime plus 3%, with monthly principal payments of $50,000 plus interest and a balloon payment of approximately $10.8 million due upon maturity. The proceeds were used to primarily satisfy the Company’s obligation under its operating lease-financing facility, which became due November 15, 2002. Concurrent with the satisfaction of the operating lease-financing obligation, the associated assets were recorded on the Company’s financial statements;

•
A $19 million revolving line of credit that matures on October 30, 2005, and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of October 30, 2002, the Company had approximately $3.5 million of availability.

On July 31, 2002, the Company entered into a transaction with a not-for-profit entity with respect to the Company’s Phoenix, Arizona facility and received approximately $8.5 million from the issuance of tax-exempt contract revenue bonds, issued by the Industrial Development Authority of Maricopa County, Arizona. The bondholders have a security interest in the facility. The bonds will be paid exclusively from revenue generated by the facility, and are non-recourse to the Company. The Company used the proceeds to reduce the balance of its revolving line of credit facility. In conjunction with the transaction, the State of Arizona has an option to purchase the facility for an initial purchase price of $8.5 million. The State’s option price will decline over time. In the event that the State exercises its option, there may be a shortfall between the proceeds of the sale and the funds needed to redeem the bonds. The Company has provided to the bondholders a letter of credit, secured by a certificate of deposit, which would be utilized to fund the aforementioned shortfall, if any. The letter of credit has an initial balance of $1.4 million and decreases over time as the calculated difference between the sale proceeds that would be due from the State and the unpaid principal balance of the bonds narrows. After 2010, the sale proceeds from the State would be sufficient to satisfy the redemption requirement. The Company will continue to operate the facility under a management agreement through 2012, subject to two five-year renewal options, exercisable by the State. Due to the Company’s continuing involvement in the operation of the facility, and its partial guarantee of the redemption proceeds by virtue of the letter of credit, the Company has not recorded the transaction as a sale in accordance with SFAS No. 66, Accounting for Sales of Real Estate and SFAS No. 98 Accounting for Leases. The book value of the facility in the amount of $8.6 million net of accumulated depreciation of $2.1 million continues to be reflected in the Company’s financial statements. The Company has also recorded a long-term obligation equal to the net proceeds from the transaction of $8.4 million. Upon the earliest occurrence of either 1) the State exercising its purchase option, 2) the expiration or termination of the Company’s management agreement with the State or 3) when conditions exist such that the transaction is deemed to have been a sale in accordance with the generally accepted accounting principles, as discussed above, the sales transaction will be reflected in the financial statements and a gain of approximately $1.9 million will be recorded.

The Company has plans to sell a facility to its contracting agency. The proceeds from the sale are expected to reduce the Company’s senior debt obligation by approximately $12.5 million. The Company also expects to sell another facility to its contracting agency over the next 6 to 12 months. The Company expects to continue operating the facility through a management agreement. There can be no assurances that the Company will be successful in its negotiations to sell the facilities. The assets owned by the Company will only be sold upon certain conditions being met, and are not generally marketed for sale. Accordingly, the assets are not classified as held for sale.

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

New Accounting Pronouncements

On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The Company adopted these new standards, effective January 1, 2002. The Company has fully analyzed goodwill at the juvenile division reporting level, as of January 1, 2002 and its assessment is that there is no impairment of goodwill. There is no purchased goodwill associated with the adult division.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has evaluated the impact of the adoption of this standard on its financial position and results of operations, and does not believe the effect, if any, to be significant.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Issued 6/02). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this pronouncement will have a material effect on the Company's financial position or results of operations.

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

	Expected Maturity Dates

		2002	2003	2004	2005	2006	There after	Total	Fair Value

Fixed rate debt (in thousands)		$3	$3	$3	$4	$300	$—	$313	$313

Weighted average interest rate at September 30, 2002	10.00%

Variable rate LIBOR debt (in thousands)		$3,200	$—	$—	$—	$—	$—	$3,200	$3,200

Weighted average interest rate at September 30, 2002	7.25%

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

WL Affiliates of Illinois, LLC v. Youth Services International, Inc. and Correctional Services Corporation, in the Circuit Court of the 6th Judicial Circuit, Champaign County, Illinois, Case No. 01-L-176. This case concerns YSI’s and CSC’s respective obligations with respect to a Lease Agreement with WL Affiliates of Illinois, LLC relating to certain real property located in Rantoul, Illinois from which YSI formerly operated the Chanute Transition Center. This property is located on a former U.S. Airforce Base that had been closed and converted by the Village of Rantoul to commercial uses. YSI closed the Chanute Transition Center in June 2001. This case involves a contractual matter, and is, thus, not covered by any form of insurance. The Plaintiff in this case seeks approximately $4,000,000 in damages. The parties recently began settlement discussions concerning this case. The Company believes that this matter will be settled favorably to the Company; however, if settlement efforts are not successful, and it is ultimately determined that the Company is liable for the full amount claimed by the plaintiff, such a result could have a material adverse effect on the Company.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

         (a)      Exhibits

99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.72.8	Eighth Amendment to Credit agreement, dated September 27, 2002, between CSC and Fleet National Bank, successor by merger to Summit Bank, N.A.

10.72.9	Ninth Amendment to Credit agreement, dated October 17, 2002, between CSC and Fleet National Bank, successor by merger to Summit Bank, N.A.

10.72.10	Tenth Amendment to Credit agreement, dated October 28, between CSC and Fleet National Bank, successor by merger to Summit Bank, N.A.

10.73.6	Sixth Amendment to Master Agreement, dated September 27, 2002, between CSC and Atlantic Financial Group, Ltd., Fleet National Bank, successor by merger to Summit Bank, N.A. and SunTrust Bank, Nashville, N.A.

10.73.7	Seventh Amendment to Master Agreement, dated October 17, 2002, between CSC and Atlantic Financial Group, Ltd., Fleet National Bank, successor by merger to Summit Bank, N.A. and SunTrust Bank, Nashville, N.A.

10.74.1	Loan and Security Agreement, dated October 30, 2002, between CSC and General Electric Capital Corporation.

         (b)      Reports on Form 8-K

The Company filed a Form 8-K on September 4, 2002, to announce the amendment of its Master Agreement and Credit Agreement, effective August 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION Registrant
By:	/s/ BERNARD A. WAGNER

Bernard A. Wagner, Senior Vice President Chief Financial Officer

Dated: November 14, 2002

CERTIFICATIONS

I, James F. Slattery, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Correctional Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JAMES F. SLATTERY

James F. Slattery President and Chief Executive Officer

CERTIFICATIONS

I, Bernard A. Wagner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Correctional Services Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ BERNARD A. WAGNER

Bernard A. Wagner Senior Vice President and Chief Financial Officer