Form 10-K
period 2002-12-31
CORRECTIONAL SERVICES CORP
filed 2003-03-31
CIK 914670

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002

OR

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from__________to__________.


                          Commission File No.: 0-23038


                        CORRECTIONAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              11-3182580
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1819 Main Street, Sarasota, Florida                                        34236
-----------------------------------                                        -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer.
(as defined by Exchange Act Rule 12b-2).                        Yes [ ]   No [X]

At June 30, 2002, the aggregate market value of the 10,155,275 shares of Common Stock held by non-affiliates of the registrant was $24,373,000. At March 15, 2003, there were 10,155,275 outstanding shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

                                TABLE OF CONTENTS
                                -----------------

                                                                                     Page
                                                                                     ----
PART I

Item 1      Business                                                                    4

Item 2      Properties                                                                 13

Item 3      Legal Proceedings                                                          14

Item 4      Submission of Matters to a Vote of Security Holders                        16


PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters      16

Item 6      Selected Financial Data                                                    17

Item 7      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      18

Item 7A     Quantitative and Qualitative Disclosures About Market Risk                 28

Item 8      Financial Statements and Supplementary Data                                28

Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                       28


PART III                                                                               28

PART IV

Item 14     Controls and Procedures                                                    29

Item 15     Exhibits, Financial Statement Schedules, and Reports on Form 8-K           29

            Signature Page                                                             31

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the ability to meet financial covenants; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

PART I

Item 1.     Business

General

Correctional Services Corporation ("CSC" or the "Company") was incorporated in Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of correctional and detention facilities. In 1999, the Company acquired Youth Services International ("YSI"), a leading national provider of private educational, developmental and rehabilitative programs to adjudicated juveniles, through a merger accounted for as a pooling of interests.

The combined Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 19 facilities and approximately 2,800 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities, operating 12 facilities representing approximately 4,500 beds. On a combined basis, as of December 31, 2002, the Company provided services in 15 states, representing approximately 7,300 beds including aftercare services.

Revenues for the year ended December 31, 2002 were $160.4 million versus $174.4 million in 2001. Contribution from operations was $15.5 million for 2002 compared to $13.1 million in 2001, with net income of $2.4 million or $0.23 per diluted share in 2002 compared to a net loss of $5.9 million or $0.58 per diluted share for 2001. Diluted shares were 10.2 million in both 2002 and 2001.

The Company operates a wide range of correctional facilities targeted toward solving the specialized needs of governmental agencies. The Company's adult/community corrections division specializes in facilities that service, among other populations:

     .  substance abuse offenders;
     .  parole violators;
     .  pre-trial detainees;
     .  sex offenders; and
     .  community correctional program residents.

In its nine secure adult facilities, the Company not only provides adult inmates with housing but also with other basic services, including health care, transportation and food service. In addition, the Company remains committed to providing a variety of rehabilitative and educational services, including community service and recreational programs for adult inmates where appropriate.

The Company's three Community Corrections facilities are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Qualified offenders may spend the last six months of their sentence in a community corrections program. These programs assist the offender in the reunification process with family and the community. Independent research has indicated that successful reunification can play a key role in recidivism reduction, which is the primary goal of any corrections operation. To that end, the Company provides life skills training, case management, home confinement supervision and family reunification programs from these facilities. The Company believes that community correctional facilities help reduce recidivism, resulting in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives for jurisdictions to prisons.

The Company manages secure and non-secure juvenile offender facilities for low, medium, and high risk youths in highly structured programs, including military-style boot camps, wilderness programs, secure education and training centers, academy programs, high impact programs servicing lower level or first time offenders and detention facilities. In addition, the Company also provides non-residential aftercare programs. The Company provides aftercare services for approximately 600 juveniles in the State of Georgia as well as for juveniles who have completed residential programs throughout the Company's system.

The Company's juvenile division operates largely under the YSI brand name. The YSI Care Continuum, designed for juvenile offenders, is a comprehensive, community-based approach that strives to be the difference between returning to old patterns or moving forward, once an offender re-enters the community. Specific YSI Care Continuum programs and services for juveniles include:

     . The Discovery Network, addressing education, prevention, and intervention for delinquent sexual misconduct;
     . The Choices Network, focusing on education, prevention and intervention surrounding substance abuse and sales;
     . The Bridges Program, dealing with trust and emotional stability issues for youth experiencing continued out-of-home placements due to temporary or permanent severing of parental custody;
     . The Futures Network, teaching specialized coping skills and intervention services to pre-adolescent delinquent youth;
     . The Athena Program, addressing gender identity development, sex role stereotyping, surviving sexual abuse, and juvenile prostitution among high-risk delinquent girls;
     . The Florian Program, providing specialized education, intervention and prevention services for pre-adolescent fire setter and the arson actions of emotionally disturbed delinquent youth:
     . Youthful Offender programs, which are designed specifically for young adults aged 18-25, who are under the continuing jurisdiction of juvenile courts; and
     . The Genesis Treatment Program, providing comprehensive residential psychiatric services for males between 12 and 21 years of age, including: dual diagnosis, treatment of post-traumatic stress disorders, such as sexual and physical abuse, and educational services.

The Company's innovative programs address the root causes and issues behind adult and juvenile anti-behavior. The Company believes its programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility and family values, can help reduce the recidivism rate of program participants and hopefully help to prevent adult incarceration. CSC's juvenile programs are comprised of four major components: education; vocational training; socialization; and recreation. Behavioral management principles intended to dramatically change the thinking and behavior of program participants are consistently applied throughout each segment of programming to teach participants basic life skills, while reinforcing the principle that success begins with appropriate, acceptable behavior.

In addition to providing fundamental residential services for adult and juvenile offenders, CSC has developed a broad range of programs intended to reduce recidivism, including: basic, special, and vocational education; substance abuse treatment and counseling; life skills training; behavioral modification counseling; and comprehensive aftercare programs. In all of its facilities, CSC strives to provide the highest quality services designed to reduce recidivism and continually evaluates and audits its programs and believes the reputation of its programs will lead to continued business opportunities.

The Company is also a leading provider of design and construction services for juvenile and adult correctional facilities, including project consulting, the design, development and construction of new correctional and detention facilities and the redesign and renovation of existing facilities. These services usually are provided in conjunction with an agreement for CSC to operate the facility upon completion of the construction or renovation.

Operational Divisions

The Company has organized its operations into two divisions: Adult/Community Corrections and Juvenile (YSI).

Adult/Community Corrections: At year-end 2002, the Adult/Community Corrections Division operated 12 facilities in five states, for a total of approximately 4,500 beds. During the year 2002, revenues from the Adult/Community Corrections programs comprised 34.7% of the Company's consolidated revenue, and 62.1% of the consolidated contribution margin. During the year 2002, 16.6% of the Company's consolidated revenues were earned from various US Government agencies.

Juvenile: At year-end 2002, the Juvenile Division operated 19 facilities in 11 states approximating 2,800 beds including aftercare. During the year 2002, revenues from the Juvenile Division comprised 65.3% of the Company's consolidated revenues, and 37.9% of the consolidated contribution margin. During the year 2002, 12.9% and 10.1% of the Company's consolidated revenues were earned from the Florida and Maryland Departments of Juvenile Justice, respectively.

Marketing and Business Development

The Company engages in extensive marketing and business development on a national basis. Marketing efforts are spearheaded by CSC's business development team in conjunction with CSC's executive officers and outside consultants. Additional marketing efforts are conducted locally by the Facility Administrators to fill empty beds on an as-needed basis, and in anticipation of future vacancies.

The Company receives frequent inquiries from or on behalf of governmental agencies. Upon receiving such an inquiry, CSC determines whether there is an existing or future need for CSC's services, whether the legal and political climate is conducive to privatized correctional operations and whether or not the project is commercially viable.

Contract Award Process

Most governmental procurement and purchasing activities are controlled by procurement regulations that take the form of a Request for a Proposal ("RFP"), and to date most of CSC's new business has resulted from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of usually 15 to 120 days from the time that the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder's experience and qualifications and the price at which the bidder is willing to provide the services. From time to time, CSC engages independent consultants to assist in responding to the RFPs. Approximately six to eighteen months is generally required from the issuance of the RFP to the contract award.

Before responding to an RFP, CSC researches and evaluates, among other factors:

     . the current size and growth projections of the available correctional and detention population;
     .  whether or not a minimum capacity level is guaranteed;
     . the willingness of the contracting authority to allow CSC to house populations of similar classification within the proposed facility for other governmental agencies; and
     . the willingness of the contracting authority to allow CSC to make adjustments in operating activities, such as work force reductions in the event the actual population is less than the contracted capacity.

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

Market

The Company believes there is a growing acceptance of privatization of governmental services. Correctional and detention functions traditionally performed by federal, state and local governments have faced continuing pressure to control costs and reduce the number of governmental employees. Since incarceration costs generally grow faster than many other parts of budget items, in an attempt to address these budgetary pressures, governmental agencies responsible for correctional and detention facilities are privatizing facilities. As of year-end 2001 (the most recent available data), privately operated adult prison facilities held 91,828 prisoners, up 5.1% from 2000. This accounted for 6.5% of all Federal and State adult inmates, up from 4.6% at year-end 2000.

An estimated 2.1 million adult inmates are held in Federal and State prisons, and local jails. On December 31, 2001, State adult prisons were operating between full capacity and 15% above capacity, while Federal adult prisons were operating at 31% above capacity.

The services in which the juvenile justice system has seen the greatest growth are residential services for children committing crimes who have serious emotional and behavioral problems. The public and private sector have had to adjust to providing services for children who are dually diagnosed, have drug and alcohol addictions and/or sex offending and fire setting histories. The Company has developed treatment programs to address these growing needs, and has focused their efforts to capture a share of this growing market. The Company has two juvenile facilities that became Medicaid providers during 2002 and the Company's Florida facilities began receiving Medicaid funds in 2001, as the additional services provided qualified for reimbursement under Medicaid. The Company plans to seek this certification at other applicable juvenile facilities.

Competition

The Company competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of CSC's competitors have greater resources than CSC. The Company also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, CSC's Community Corrections and Juvenile operations compete with governmental and not-for-profit entities. The Company's main competitors in the adult division include but are not limited to Corrections Corporation of America, Wackenhut Corrections Corporation, and Cornell Corrections. The Company's primary competitors in the Juvenile Division are Ramsay Youth Services and Secure Corp.

Facilities

The Company operates adult and juvenile pre-disposition and post-disposition secure and non-secure correctional and detention facilities, and non-secure community correctional facilities for federal, state and local correctional agencies. Pre-adjudication secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-adjudication secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. The Company operates seven types of post-adjudication facilities: 1) secure prisons (adult); 2) intermediate sanction facilities (adult); 3) high impact programs (juvenile); 4) academies (juvenile); 5) military-style boot camps (juvenile); 6) secure treatment and training facilities (adult and juvenile); and 7) sexually delinquent juvenile programs (juvenile).

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

Adult Division

The following information is provided with respect to the facilities for which CSC had management contracts as of March 15, 2003:

                                            Design                                      Contracting             Owned,
      Facility Name, Location and          Capacity                                     Governmental          Leased, or
       Year Operations Commenced            Beds(1)        Type of Facility                Agency             Managed(2)
       -------------------------            -------        ----------------                ------             ----------
Arizona State Prison, Florence                 750              Prison                     State              Leased (3)
   Florence, Arizona (1997)

Arizona State Prison, Phoenix West             450              Prison                     State              Owned (4)
   Phoenix, Arizona (1996)

Bronx Community Corrections Center              60       Residential Community         Federal Bureau           Leased
   Bronx, New York (1996)                                Correctional Facility           of Prisons

Brooklyn Community Correctional Center         150       Residential Community         Federal Bureau           Leased
   Brooklyn, New York (1989)                             Correctional Facility           of Prisons

Dickens County Correctional Center             489        Long Term Detention          Federal/County           Managed
   Spur, Texas (1998)

Fort Worth Community Corrections Center        200            Residential                   State               Leased
   Fort Worth, Texas (1994)                              Correctional Facility

Frio County Jail                               391           Jail/Long Term         County/State/Federal     Part-Leased/
   Pearsall, Texas (1997)                                      Detention                                      Part-Owned

Grenada County Jail                            160                Jail                     County               Managed
   Grenada, Mississippi (1998)

Jefferson County Downtown Jail                 500           Jail/Long Term            County/Federal           Managed
   Beaumont, Texas (1998)                                      Detention

Newton County Correctional Facility            872               Prison                County/Federal           Managed
   Newton, Texas (1998)

Seattle INS Detention Center                   200          Secure Detention                 INS                Managed
   Seattle, Washington (1989)                                   Facility

South Texas Intermediate Sanction              450        Secure Intermediate               State               Managed
Facility                                                   Sanction Facility
   Houston, Texas (1993)

(1) Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) A managed facility is a facility for which CSC provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3) The facility was sold to an unrelated not-for-profit entity, and has been subsequently leased back by the Company for an initial lease term of ten years, renewable at the option of the State for an additional ten years.
(4) See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of the sale of this facility by the Company.


Juvenile Division

                                              Design                                   Contracting             Owned,
        Facility Name, Location and          Capacity                                  Governmental          Leased, or
         Year Operations Commenced            Beds(1)       Type of Facility              Agency              Managed(2)
         -------------------------            -------       ----------------              ------              ----------
Bartow Youth Training Center                     50       Secure & Residential             State               Managed
   Bartow, Florida (1995) (3)                              Treatment Facility

Bell County Youth Training Center                96         Secure Detention              County               Managed
   Killeen, Texas (1997)                                        Facility

Bill Clayton Detention Center                   152         Secure Treatment              State               Managed
   Littlefield, Texas (2000)                                    Facility

Chamberlain Academy                              78            Non Secure              Multi-State/            Owned
   Chamberlain, South Dakota (1993)                         Academy Facility             Federal

Charles Hickey School                           325       Secure Academy/High             State                Managed
   Baltimore, Maryland(1993)                              Impact/Detention and
                                                         Sex Offender Facility

Colorado County Boot Camp                       156         Secure Detention           Multi-County/         Part Owned/
   Eagle Lake, Texas (1998)                                     Facility                   State            Part Managed

Cypress Creek Academy                           100          Secure Academy               State               Managed
   Lecanto, Florida (1997)(4)                                   Facility

Dallas County Secure Post                        96         Secure Treatment              County               Managed
Adjudication Facility                                           Facility
   Dallas, Texas (1998)

Dallas Youth Academy                             96         Secure Treatment              County               Managed
   Dallas, Texas (1998)                                         Facility

Elmore Academy                                  125        Non Secure Academy          Multi-State             Owned
   Elmore, Minnesota (1998)                                     Facility

Forest Ridge Youth Services                     140        Non Secure Female           Multi-State             Owned
   Wallingford, Iowa (1993)                                 Academy Facility

Genesis Treatment Agency                         51          Secure Sexual                City/                Owned
   Newport News, Virginia (1997)                          Delinquent Juveniles         Multi-County
                                                           Treatment Facility

Hemphill County Juvenile Detention              120         Secure Boot Camp              County               Leased
Center                                                          Facility
   Canadian, Texas (1994)

Hillsborough Academy                             25      Secure Sexual Offender           State               Managed
   Tampa, Florida (1997)                                        Facility

JoAnn Bridges Academy                            30      Secure Female Academy            State               Managed
   Greenville, Florida (1998)                                   Facility

Keweenaw Academy                                160        Non Secure Academy             State              Subleased
   Mohawk, Michigan (1997)                                      Facility

Okaloosa County Juvenile Residential             64         Secure Treatment               State               Managed
Facility                                                        Facility
   Okaloosa, Florida (1998)

Paulding Regional Youth                         126         Secure Detention               State               Managed
Detention Center                                                Facility
   Dallas, Georgia (1999)

Polk City Youth Training Center                 350         Secure Treatment               State               Managed
   Polk City, Florida (1997)(5)                                 Facility

Reflections Treatment Agency                     52      Secure Sexual Offender           State                Leased
   Knoxville, Tennessee (1992)                                  Facility

Springfield Academy                             108        Non Secure Academy         State/Federal            Owned
   Springfield, South Dakota (1993)                             Facility

Tarkio Academy                                  302      Secure Academy Sexual         Multi-State           Subleased
   Tarkio, Missouri (1994)                                 Offender Facility

(1) Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2) A managed facility is a facility for which CSC provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, CSC has no property interest in the facility.
(3) The facility contract was reduced by the State of Florida from 74 bed to 50 beds effective June 30, 2002. The Company's agreement to manage the facility expires March 31, 2003, and has been awarded to a different provider.
(4) The Company's agreement to manage the facility expires June 30, 2003, and has been awarded to a different provider.
(5) The Company's agreement to manage the facility expires March 31, 2003, and has been awarded to a different provider.

Facility Changes During the Year 2002

During 2002, the Company discontinued its operations of the following facilities:

     1)   Bowie County Detention Center (Juvenile);
     2)   Victor Cullen Academy (Juvenile);
     3)   Summit View Corrections Center (Juvenile)
     4)   Snowden Cottage (Juvenile)
     5)   Judge Roger Hashem Detention Center (Juvenile)

The Company ceased operations of the Bowie County Detention Center due to lack of occupancy. The Victor Cullen Academy was closed by the State of Maryland, until a future use for the facility could be determined. The State of Nevada elected to terminate the Company's management agreement at the Summit View Corrections Center, as the State no longer had a need for the facility. The contract at the Snowden Cottage expired, and was subsequently awarded to a different provider. The Company elected to terminate its contract at the Judge Roger Hashem Detention Center, due to lack of financial viability.

In addition, the Company will discontinue its operation of four additional juvenile facilities in 2003. The Polk Youth Development Center, Cypress Creek Academy and Bartow Youth Training Academy contracts expire in 2003, and have been awarded to a different provider. Lastly, the government of Puerto Rico elected to terminate the Company's contract at the Bayamon Treatment Center, effective January 31, 2003, due to its desire to eliminate private providers under the new government regime.

Facility Management Contracts

The Company is primarily compensated on the basis of the population in each of its facilities on a fixed rate per inmate per day; however, some contracts have a minimum revenue guarantee. Invoices are generally sent on a monthly basis detailing the population for the prior month. Occupancy rates for facilities tend to be low when first opened or when expansions are first available. However, after a facility passes the start-up period, typically three months, the occupancy rate tends to stabilize.

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

Operating Procedures

The Company is responsible for the overall operation of each facility under its management, including staff recruitment, general administration of the facility, security of inmates and employees, supervision of the offenders, and facility maintenance. The Company, either directly or through subcontractors, also provides health care, including medical, dental and psychiatric services, and food service.

The Company's contracts generally require CSC to operate each facility in accordance with all applicable local, state and federal laws, and rules and regulations. In addition, adult facilities are generally required to adhere to the guidelines of the American Correctional Association ("ACA"). The ACA standards, designed to safeguard the life, health and safety of offenders and personnel, describe specific objectives with respect to administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The Company believes the benefits of operating its facilities in accordance with ACA standards include improved management, better defense against lawsuits by offenders alleging violations of civil rights, a more humane environment for personnel and offenders and measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis.

Several of our facilities are fully accredited by the ACA and certain other facilities currently are being reviewed for accreditation. It is the Company's goal to obtain and maintain ACA accreditation for all of its adult facilities, and for its juvenile facilities, when applicable.

Facility Design and Construction

In addition to its facility management services, the Company also consults with various governmental entities to design and construct new correctional and detention facilities and renovate older facilities to provide enhanced services to the population. The Company manages all of the facilities it has designed and constructed or redesigned and renovated.

Pursuant to the Company's design, construction and management contracts, it is responsible for overall project development and completion. Typically, the Company develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, the Company utilizes, with appropriate modifications, prototype designs the Company has used in developing other projects. Management of the Company believes that the use of such prototype designs allows it to reduce cost overruns and construction delays.

Employees

At January 31, 2003, CSC had approximately 3,400 employees, consisting of corporate and facility employees. Each of CSC's facilities is led by an experienced facility administrator, warden, or executive director. Other facility personnel include administrative, security, medical, food service, counseling, classification and educational and vocational training personnel. The Company conducts background screening checks and drug testing on potential facility employees. Some of the services rendered at certain facilities, such as medical services, education or food service are provided by third-party contractors.

Employee Training

All jurisdictions require corrections officers and youth workers to complete a specified amount of training. Generally, CSC employees are required to participate in at least 160 hours of paid training prior to their direct contact with offenders or detainees. This is in addition to any and all specific training requirements mandated by the contracting agency. Training is requisite for all new hires, regardless of classification, is outcome based, and requires observable or measurable levels of performance competency. Training consists of approximately 40 hours relating to CSC policies, operational procedures, management philosophy, ethics and compliance training, and 120 hours relating to legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills, and job training relating to the specific tasks to be held. All CSC training programs meet or exceed applicable American Correctional Association (ACA) licensing requirements.

In addition to comprehensive pre-service training, all Company personnel are required to complete 40 hours of in-service training annually. Mandatory annual training plans are interfaced between state and federal laws, policies, ACA Standards for Adult and Juvenile Facilities and course lesson plans. Some of the topics include: use of force or behavioral management programs; security procedures; suicide precautions; interpersonal communications; cultural sensitivity; first aid and CPR; and safety procedures. CSC's training matrix is designed to provide the flexibility needed to incorporate specialized training mandated by the contracting agency, such as an overview of the criminal justice or juvenile justice system.

The Company places dignity, professionalism and respect for all, as its benchmark and is committed to providing quality training programs for newly hired employees to prepare them for a challenging and rewarding career in the corrections field. The Company also provides scheduled annual refresher training to veteran employees to maintain their proficiencies and adherence to the Company's commitment to provide quality service to its contracting agencies.

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

The Company currently maintains primary general liability insurance in the amount of $3,000,000 and a primary excess liability policy in the amount of $2,000,000, and an excess umbrella policy in the amount of $25,000,000, covering itself and each of its subsidiaries, as well as automobile liability insurance, employment practices liability insurance, workers' compensation insurance, and property and casualty insurance, in addition to other special forms of insurance. There can be no assurance that the aggregate amount and kinds of CSC's insurance are adequate to cover all occurrences or that insurance will be available in the future. In addition, CSC is unable to secure insurance for some unique business risks, which may include, but not be limited to, some types of punitive damages in states where it is prohibited by law.

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

Item 2.     Properties

The Company leases office space for its corporate headquarters in Sarasota, Florida. Additionally, the Company leases office space for a regional office in New York, New York.

The Company also leases the space for the following facilities: Hemphill County Juvenile Detention Center, Reflections Treatment Agency, Tarkio Academy, Keweenaw Academy, Florence West Prison, Frio County Jail, Brooklyn Community Correctional Center, Bronx Community Correctional Center, and Fort Worth Community Corrections Center.

The Company owns its facilities located in Chamberlain, South Dakota; Springfield, South Dakota; Elmore, Minnesota; portions of the Frio County, Texas facility; Forest Ridge, Iowa; portions of the Eagle Lake, Texas expansion; and Newport News, Virginia. For accounting purposes, the Phoenix, Arizona facility is recognized as a Company asset, but is legally owned by an unrelated third party.

During 2002, the Company sold a property owned in Bryan, Texas, from which the Company formerly operated the Los Hermanos Ranch program (which it closed in November 1999).

Additionally, the Company was involved in a transaction with an unrelated not-for-profit entity, whereby the ownership of the Phoenix, Arizona facility will eventually be passed to the State of Arizona over the passage of time, or the occurrence of certain events. In accordance with generally accepted accounting principles, the Company has not recorded the transaction as a sale, and the assets and associated liabilities remain on the financial statements of the Company; however, legal title to the property is held by the not-for-profit entity.

The Florence, Arizona facility was sold to an unrelated not-for-profit entity in December 2002, and has been subsequently leased back by the Company for an initial lease term of ten years, renewable for an additional ten years at the option of the State.

The Company also owns the following properties, which were acquired by the Company in anticipation of future development projects, but were never developed, and are now being marketed for sale. These properties are located in Belle Glade, Florida, Mangonia Park, Florida and Eagle Lake, Texas.

Item 3.     Legal Proceedings

The nature of the Company's business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defense to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described below, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company.

However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company's results of operations, financial condition and liquidity.

The Company has determined that the following matters should be deemed material to the Company under applicable SEC regulations, because either: (a) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company's current assets on a consolidated basis as of December 31, 2002; or
(b) the claims asserted against the Company depart from those asserted in the normal course of the Company's business:

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

   In March 1996, several former detainees in the Immigration and Naturalization Service (INS) Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by the negligent and intentional acts of CSC, in which the plaintiffs in the suit claimed $500,000,000 each in compensatory and punitive damages. This suit was removed to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey and certain of their spouses filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees. This suit was removed to the United States District Court, District of New Jersey, in August 1996. In July 1997, another group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the United States District Court for the District of New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of CSC. No monetary damages have been stated. Through stipulation, the parties have agreed to try these actions in the United States District Court for the District of New Jersey in order to streamline the discovery process, minimize costs and avoid inconsistent rulings. These matters are currently in the discovery stages of the proceeding. Although the Company believes that it has meritorious defenses to the claims made in these actions, and is vigorously pursuing its defense of these claims, the aggregate amount of the damages claimed by the plaintiffs in these cases substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

2. Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes,

   R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq., in the 236th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

   In May, 2001, the plaintiffs, the estate and parents of Bryan Alexander, a former inmate at the Tarrant County Correctional Facility in Mansfield, Texas (which formerly was operated by the Company), brought a wrongful death action, in which it has been alleged that the Company's negligent and intentional acts, as well as the negligent and intentional acts of the other named defendants, proximately caused the death of Bryan Alexander on January 9, 2001. Plaintiffs' original Complaint sought $300,000,000 in compensatory damages and unspecified punitive damages. Plaintiffs subsequently amended their Complaint to delete their demand for $300,000,000 in compensatory damages in lieu of a pleading that seeks unspecified compensatory and punitive damages in amounts to be proved at trial. This case is currently in the discovery stages of the proceedings and trial is currently scheduled for July, 2003. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. In addition, the punitive damages sought by the plaintiffs are not insurable. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

3. City of Tallulah v. Trans-American Development Assoc. and Correctional Services Corporation, 6th Judicial District Court Madison Parish, LA, Case No. 2001 000146.

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

   During 2001, the State of Arizona filed suit against the Company and the other named defendants, including Correctional Medical Services, Inc. (CMS), the Company's former medical services provider at the Arizona RTC/DWI Private Prison in Phoenix, Arizona, in which the State seeks indemnification from the named defendants for any and all damages and losses suffered or incurred by the State in connection with a case captioned, Valdez, Jose, Martinez, Zacarias & Edwarda, parents, v. Maricopa County, Correctional Medical Services, Inc., Arizona Department of Corrections, State of Arizona, Correctional Services Corporation, et al., which was tried before a jury in the Superior Court of the State of Arizona in and for the County of Maricopa in September, 2001. The Valdez case was brought by a former inmate at the Phoenix facility whose eyesight deteriorated to near total blindness while he was in the custody of the State of Arizona, and incarcerated at various facilities, including the Phoenix facility operated by the Company. At trial, the jury awarded $6,500,000 in damages against the State of Arizona (pursuant to an agreement reached with the plaintiffs prior to trial, the Company was not a defendant at the trial of this action and the amount of the jury's award was reduced to $5,000,000). The State now seeks indemnification for the full amount of the jury award and other costs and expenses associated with that case. The Company believes that it has meritorious defenses to the State's claims, and that the ultimate liability for the claims made in this matter should lie with CMS or the other named defendants in the suit, and has asserted similar claims for indemnification from CMS and the other named defendants. Hearings and the trial on the State's claims and the Company's claims against the other defendants are scheduled to occur in 2003. This matter is covered by the Company's general liability insurance policy. However, CMS' insurance carrier is in receivership, thereby raising the possibility that CMS may not have sufficient insurance proceeds available to it to satisfy the State's claims. In that event, the Company's insurance carrier would be obligated, pursuant to the Company's contract with the State, to satisfy the State's claims. The effect of this scenario would be to reduce the amount of insurance coverage available to the Company for other claims arising under the same insurance policy.

5. Scianetti, Adorno, Womble and Johnson v. Correctional Services Corporation, Case No. 01 CV 9170 in the United States District Court for the Southern District of New York.

   Plaintiffs, each a former resident of the LeMarquis Community Correctional Center, allege that a former employee of the Company sexually assaulted and battered them while they were housed at the LeMarquis Community Correctional Center formerly operated by the Company in Manhattan. Each Plaintiff has brought causes of action for negligence against CSC. Each Plaintiff seeks $50,000,000 in compensatory damages from the company. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. In addition, the punitive damages sought by the plaintiffs are not insurable. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

   During fiscal year 2002, the Company resolved the following matter, which had previously been reported in the Company's Annual Report on Form 10-K:

   Bailey, Joanne; Barnes, Shea; Berg, Ida; Burrola, Theresa; Coan, Bertha; Dunham, Sheila; Hawkinson, Alvin; Heredia, Michael; Hooee, Lojann; James, Andrew; Lewis, Frederick; Lyons, Frank; Rogers, Larson; Vargas, Cynthia; And Webb, Christopher vs. CSC & Unknown Persons 1-100, U.S. District Court, District of New Mexico, No. CIV-00 0005 JP/DJS.

   Plaintiffs, each a former employee of the McKinley County Jail, in Gallup, New Mexico, allege various causes of action against CSC relating to their employment with CSC and subsequent termination from employment with CSC. Plaintiffs originally sought an unspecified amount of compensatory and punitive damages from the Company, but, in December 2001, presented demands to the Company in the aggregate amount of approximately $9,000,000. During fiscal year 2002, the Company received summary judgment on the claims asserted by Plaintiffs Frederick Lewis, Lojann Hooee, Larson Rogers, Cynthia Varga and Sheila Dunham, and the Company's Employment Practices Liability Insurance carrier settled the claims of each of the remaining Plaintiffs. This matter has now been resolved.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to the stockholders during the fourth quarter of 2002.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company is traded on the Nasdaq National Market. Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices per share on the Nasdaq National Market, based on published financial sources.

                                                           CSC Common
                                                             Stock
                                                         Sale Price ($)
                                                         --------------
                                                        High        Low
                                                        ----        ---
          2001

          First Quarter                                 3.13        2.13

          Second Quarter                                2.78        2.00

          Third Quarter                                 2.65        1.80

          Fourth Quarter                                2.50        1.65

          2002

          First Quarter                                 3.13        1.36

          Second Quarter                                2.43        1.97

          Third Quarter                                 2.51        1.80

          Fourth Quarter                                2.90        1.95

On February 25, 2003, there were 364 holders of record and approximately 1,400 beneficial shareholders registered in nominee and street name. The Company paid no cash dividends in the years ended December 31, 2002 and 2001.

Item 6.   Selected Financial Data.

The information below is only a summary and should be read in conjunction with Correctional Services Corporation's historical financial statements and related notes (in thousands except per share data).

                                                                         Year Ended December 31,
                                                         2002          2001          2000          1999       1998 (1)
                                                     -------------------------------------------------------------------
Revenues                                              $ 160,408     $ 174,418     $ 210,812     $ 233,918    $ 188,454
                                                     -------------------------------------------------------------------
Operating expenses                                      144,935       160,885       185,447       205,662      166,443
Startup costs (1)                                            --           406           155         1,177        8,171
General and administrative (2)                            9,117        13,207        13,344        13,555       20,769
Restructuring and impairment                              1,926         4,356            --            --           --
Loss contract costs                                       1,544         1,150            --            --           --
Merger costs and related restructuring charges               --            --            --        12,052        1,109
Other operating (income) expenses                        (1,526)        1,313        (1,115)        1,874        2,327
                                                     -------------------------------------------------------------------
Operating income (loss)                                   4,412        (6,899)       12,981          (402)     (10,365)
Interest expense, net (2)                                 2,326         2,183         3,483         3,413        2,961
                                                     -------------------------------------------------------------------
Income (loss) before income taxes, extraordinary          2,086        (9,082)        9,498        (3,815)     (13,326)
   gain on extinguishment of debt and cumulative
   change in accounting principle
Income tax (benefit) provision                             (277)       (3,202)        3,710           429       (1,593)
                                                     -------------------------------------------------------------------
Income (loss) before extraordinary gain on                2,363        (5,880)        5,788        (4,244)     (11,733)
   extinguishment of debt and cumulative effect
   of change in accounting principle
Extraordinary gain on extinguishment of debt, net
of tax of $467                                               --            --            --           716           --
Cumulative effect of change in accounting, net of
tax of $3,180                                                --            --            --            --       (4,863)
                                                     -------------------------------------------------------------------
Net earnings (loss)                                   $   2,363     $  (5,880)    $   5,788     $  (3,528)   $ (16,596)
                                                     ===================================================================
Net earnings (loss) per share:
    Basic                                             $    0.23     $   (0.58)    $    0.51     $   (0.31)   $   (1.53)
    Diluted                                           $    0.23     $   (0.58)    $    0.51     $   (0.31)   $   (1.53)
Balance sheet data:
    Working capital (deficit)                         $  17,171     $  (7,855)    $  18,831     $  22,281    $  23,167
    Total assets                                         88,088        86,083        96,775       111,198      125,314
    Long-term debt, net of current portion               20,258           314        16,338        32,944       44,064
    Shareholders' equity                                 50,008        47,645        53,738        50,738       51,006

_________________

(1) The 1998 amounts include the effect of the adoption of the AICPA Statement of Position 98-5, Accounting for Startup Costs.
(2) Certain reclassifications have been made to the 1998 through 2000 balances to conform to the 2002 and 2001 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 19 facilities and approximately 2,800 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 12 facilities representing approximately 4,500 beds. On a combined basis, as of December 31, 2002, the Company provided services in 15 states, representing approximately 7,300 beds including aftercare services.

     Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues:

                                               Percentage of Total Revenues
                                                 Years Ended December 31,
                                                 ------------------------

                                                 2002       2001       2000
                                            ----------------------------------
     Revenues                                   100.0%     100.0%     100.0%
                                            ----------------------------------
     Facility expenses:
          Operating                              90.3%      92.3%      88.0%
          Startup costs                            --        0.2%        --
                                            ----------------------------------
                                                 90.3%      92.5%      88.0%
                                            ----------------------------------
     Contribution from operations                 9.7%       7.5%      12.0%
                                            ----------------------------------
     Other operating expenses:
          General and administrative              5.7%       7.6%       6.3%
          Legal settlement                         --        0.2%        --
          Restructuring and impairment            1.2%       2.5%        --
          Loss contract costs                     1.0%       0.7%        --
          Loss (gain) on sale of assets          (1.0)%      0.5%      (0.5)%
                                            ----------------------------------
                                                  6.9%      11.5%       5.8%
                                            ----------------------------------
     Operating income (loss)                      2.8%      (4.0)%      6.2%
     Interest expense, net                        1.5%       1.2%       1.7%
                                            ----------------------------------
     Income (loss) before income taxes            1.3%      (5.2)%      4.5%
     Income tax provision (benefit)              (0.2)%     (1.8)%      1.8%
                                            ----------------------------------
     Net income (loss)                            1.5%      (3.4)%      2.7%
                                            ==================================


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue decreased by $14.0 million or 8.0% for the year ended December 31, 2002 to $160.4 million compared to the same period in 2001. The decrease was primarily due to:

..    a decrease of $13.6 million from the discontinuance of nine programs, 479 beds in five facilities discontinued in conjunction with the Company's 2001 restructuring initiative, where the Company planned to discontinue operations of various unprofitable facilities; and
..    a decrease of $600,000 in other revenues primarily due to the fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company's Elizabeth, New Jersey facility; offset by
..    an increase of $200,000 generated from net occupancy level and per diem rate changes at existing facilities.

Operating expenses decreased $16.0 million or 9.9% for the year ended December 31, 2002 to $144.9 million compared to the same period in 2001 primarily due to the closing of the nine facilities mentioned above.

As a percentage of revenues, operating expenses decreased to 90.3% for the twelve months ended December 31, 2002 from 92.3% for the twelve months ended December 31, 2001. Although the Company made significant improvements in cost control initiatives, those improvements were partially offset by the increased cost of healthcare and workers compensation insurance, as well as other fixed costs at the facilities, including, rent, certain administrative salaries, and depreciation expense.

Startup costs were $406,000 for the twelve months ended December 31, 2001, related primarily to the startup of the Salinas, Puerto Rico facility and the relocation of the Genesis Treatment Program to the Newport News, Virginia property. The Salinas facility was never operational, and was sold to the Puerto Rican government in November 2002.

General and administrative expenses decreased to $9.1 million for the twelve months ended December 31, 2002, compared to $13.2 million for the twelve months ended December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 5.7% for the twelve months ended December 31, 2002 from 7.6% for the same period in 2001. The decrease is due primarily to the results of the restructuring initiative formulated during the third quarter of 2001. Other charges that were included in general and administrative expenses for the year ended December 31, 2001 include: $1.3 million of additional accounts receivable allowance, established primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations, and management's estimate of the results of agency audits.

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

The Company recognized a $1.5 million loss on facility contracts for the year ended December 31, 2002. The charge primarily relates to the Company's Keweenaw, Michigan juvenile facility which, as a result of low utilization by the contracting agencies, is expected to incur losses of $1.3 million over the remaining contract period. The Company also recorded a $220,000 loss reserve for estimated contract losses through the contract termination at the Bayamon, Puerto Rico juvenile facility, which ended January 31, 2003.

During the same period in 2001, the Company recorded costs of approximately $1.2 million for various contracts that required the related facility to incur losses to fulfill the contracts. The facilities were closed during the year ended December 31, 2002.

The Company recorded a charge for the impairment of assets during the year ended December 31, 2002, related to the Keweenaw, Michigan facility, in the amount of $1.9 million, the net book value of the assets at December 31, 2002. During the same period in 2001, the Company recorded a restructuring and impairment charge of $4.4 million consisting of $205,000 paid in severance for terminated employees; lease termination costs at a facility closed under the plan in the amount of $270,000; and a $3.9 million impairment of assets related to the facilities being closed under the restructuring initiative, and assets held primarily for future use, where plans for development had been abandoned.

During the twelve months ended December 31, 2002, the Company recorded a gain on the disposal of assets of $1.5 million primarily related to the sale of the Salinas, Puerto Rico facility to the Puerto Rican government for $15.0 million. The facility was constructed by the Company, and was completed in 2001, but had never been operational, due to the Puerto Rican government's inability to fulfill its contract with the Company, and provide inmates for the facility.

The Company recorded a loss on the disposal of assets of $938,000 for the same period in 2001. The loss related primarily to the sale of the 489-bed Dickens County facility, and the sale of both airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region. The Company sold the 489 bed Dickens County Correctional Facility in Dickens, Texas, which had been held in the operating lease-financing facility, to the host county. The net proceeds from the sale were approximately $10.7 million, which were used to reduce the Company's obligations under its operating lease-financing facility. The Company recorded a loss on this sale of approximately $441,000 in the third quarter of 2001. The Company continues to operate the facility under a management agreement with the County. The Company also recorded a loss of approximately $370,000 on the sale of two airplanes that were used to transport residents to and from the Company's Midwest facilities.

Interest expense, net of interest income, was $2.3 million for the twelve months ended December 31, 2002 compared to $2.2 million for the twelve months ended December 31, 2001, a net increase in interest expense of approximately

$100,000.

For the twelve months ended December 31, 2002, the Company recognized an income tax benefit of $277,000 compared to an income tax benefit of $3.2 million for the twelve months ended December 31, 2001. The Company's effective tax rate for the year ended December 31, 2002 was (13.3)% compared to 35.3% for the comparable period in 2001. For the 2002 period, the Company recognized a $1.4 million tax benefit principally attributable to a change in estimate of the recoverability of deferred tax assets associated with exiting Puerto Rico operations.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue decreased by $36.4 million or 17.3% for the year ended December 31, 2001 to $174.4 million compared to the same period in 2000. The decrease was primarily due to:

..    an increase of $5.2 million generated from a full twelve months of revenue for two facilities opened in 2000 (248 beds); and
..    an increase of $3.1 million from per diem rate increases at existing facilities: offset by
..    A decrease of $34.6 million from the discontinuance of 13 programs (459 beds in 4 facilities discontinued in 2001, and 2,993 beds in 9 facilities discontinued in 2000);
..    a net decrease of $8.7 million generated from net occupancy level decreases in existing facilities; and
..    a decrease of $1.4 million in other revenues due to fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company's Elizabeth, New Jersey facility, and the cessation of rental income related to the sale of the Tampa Bay Academy.

Operating expenses decreased $24.6 million or 13.2% for the year ended December 31, 2001 to $160.9 million compared to the same period in 2000 primarily due to the closing of the 13 facilities mentioned above.

As a percentage of revenues, operating expenses increased to 92.3% for the twelve months ended December 31, 2001 from 88.0% for the twelve months ended December 31, 2000. Although the Company made significant improvements in cost control initiatives, operating expenses as a percentage of revenue increased due to the rising cost of healthcare, decreased occupancy levels, and the Company's inability to decrease fixed costs at the facilities, including, rent, certain administrative salaries, and depreciation expense, accordingly.

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

     Severance pay                                           $  205,000
     Provision for early termination of a lease                 270,000
     Impairment of assets                                     3,881,000
     Loss contract costs                                      1,150,000
     Other charges included in general and
        administrative expenses                               2,373,000
                                                           -------------

                                                             $7,879,000
                                                           =============

As part of the restructuring initiative, the Company formulated a plan to consolidate and restructure its corporate office, sell certain assets, and close seven unprofitable facilities through August 31, 2002. The Company recorded a restructuring and impairment charge of $4.4 million consisting of $205,000 paid in severance for terminated employees; lease termination costs at a facility closed under the plan in the amount of $270,000; and a $3.9 million impairment of assets related to the facilities being closed under the restructuring initiative, and assets held primarily for future use, where plans have been abandoned. The Company expects the restructuring plan initiatives to be completed by August 31, 2002. Based on management's analysis of its contract obligations, the Company has recorded costs of approximately $1.1 million for contracts that will require the Company incur losses to fulfill the contracts. These facilities are included in those scheduled for closure.

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

The Company had working capital at December 31, 2002 of $17.2 million, compared to a working capital deficit of $7.9 million at December 31, 2001. The Company's current ratio increased to 2.0 at December 31, 2002, from 0.8 at December 31, 2001. The increase in the current ratio is primarily attributable to the reduction of bank debt and additional cash on hand, due to the Company's asset sales during 2002.

Net cash of $2.6 million was provided by operating activities for the year ended December 31, 2002 as compared to $12.5 million provided by operations for the year ended December 31, 2001. The decrease is primarily attributable to the decrease in accounts receivable from 2000 to 2001, due to the termination of contracts at various facilities at the end of 2000 (approximately 3,000 beds).

Net cash of $21.5 million was provided by investing activities during the year ended December 31, 2002 as compared to $4.9 million used during the year ended December 31, 2001. The $16.6 million increase in cash provided was primarily attributable to the sale of the Salinas, Puerto Rico facility to the Puerto Rican government for $15.0 million and the sale of the Florence facility for $10.4 million in 2002.

Net cash of $20.7 million was used in financing activities in the year ended December 31, 2002 as compared to $6.8 million used in financing activities in the year ended December 31, 2001. During 2002 the Company's primary financing activities primarily consisted of net repayments of senior debt of $29.2 million, compared to $6.7 million during the same period in 2001. The Company also repurchased common stock for $213,000 during the year ended December 31, 2001.

At December 31, 2002, the Company had no outstanding debt under its Credit Agreement with GE Capital, and had approximately $14.2 million in availability under that facility. At December 31, 2001 the Company had $16.0 million outstanding under the revolving line of credit and $14.2 million outstanding under the operating lease-financing facility with Fleet National Bank, N.A. (Fleet). The Company had $2.5 million in availability under its revolving line of credit with Fleet at December 31, 2001.

The amended Credit and Master Agreement with Fleet matured on October 30, 2002, at which time the Company entered into a new long-term financing agreement with GE Capital. The new agreement is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with all covenants as of December 31, 2002. The new agreement estabished the following two credit components:

..    a $12 million term loan that was scheduled to mature on September 25, 2004 and accrued interest at the lesser of LIBOR plus 5% or prime plus 3%, with monthly principal payments of $50,000 plus interest and a balloon payment of approximately $10.8 million due upon maturity. The term loan was paid in full on November 28, 2002 when the Company sold its Salinas, Puerto Rico facility. The term loan was secured by mortgages on certain real property owned by the Company.

..    a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. The proceeds were used primarily to satisfy the Company's revolver balance under its former credit agreement, which became due October 30, 2002. As of December 31, 2002, there is no outstanding balance under this revolving line of credit. The Company's availability under the revolver is approximately $14.2 million as of December 31, 2002, which takes into consideration collateral limitations and outstanding letters of credit totaling $3.2 million. The revolving line of credit is secured by all assets of the Company, except for real property.

During the year ended December 31, 2002, the Company sold its Phoenix, Arizona facility to a not-for-profit entity and received proceeds of approximately $8.5 million, which was used to reduce existing bank debt. The not-for-profit entity used proceeds from contract revenue bonds issued through the Maricopa County Industrial Development Authority to purchase the facility from CSC. Neither CSC nor the State of Arizona is obligated to repay the bonds. The bond payments are payable exclusively from the revenue generated by the facility's operations, or from the disposition of the facility. However, due to certain guarantee obligations of the Company with respect to the purchase of the facility by the State from the not-for-profit entity, and applicable generally accepted accounting principles, the Company was not permitted to record the transaction as a sale for accounting purposes. Therefore, the assets and associated liabilities remain on the financial statements of the Company. Legal title to the property is held by the not-for-profit entity. The ownership of the Phoenix, Arizona facility will eventually be passed to the State of Arizona over the passage of time, or when the State of Arizona exercises its option to purchase the facility. The Company's non-recourse liability with respect to the debt service payments is $8.3 million as of December 31, 2002, and matures in 2022, or upon the State of Arizona's exercise of its option to purchase the facility. On either of those occurrences a sale shall be deemed to have occurred, and the Company will recognize a $1.8 million gain.

The Florence, Arizona facility was sold by the Company to an unrelated not-for-profit entity in December 2002 for approximately $10.4 million, which was used to pay down bank debt, and has been subsequently leased back by the Company for an initial ten-year lease term, renewable for an additional ten years at the option of the State. The leaseback qualifies as a capital lease, and is paid from the revenues of the Florence, Arizona facility. The Company has a capital lease obligation of approximately $10.4 million as of December 31, 2002.

The Company has made non-refundable deposits of approximately $430,000, and had construction commitments of approximately $2.1 million at December 31, 2002, related to a project the Company was awarded in July 2002 to construct a 500-bed detention center in Tacoma, Washington, which will be used principally by the INS. The Company currently operates a 200-bed (INS) facility in Seattle, Washington, which will be closed upon completion of the new detention center. The agreement has an initial term of five years, subject to annual renewals. The Company is currently structuring a financing arrangement by means of the issuance of non-recourse bonds through the Washington Economic Development Finance Authority (WEDFA) for approximately $71.7 million. The debt holder would be a subsidiary of the Company, CSC of Tacoma LLC, a single member LLC. The Company expects to be reimbursed for all construction-related expenditures from the bond sale proceeds; however, there can be no assurance that the Company will be able to obtain financing to fund this project. The Company has no other construction commitments as of December 31, 2002.

The Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurance that the Company's operations together with amounts available under the revolving line of credit, which expires in 2005, will continue to be sufficient to finance its existing level of operations, fund start-up costs and meet its debt service obligations.

Treasury Stock

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. Under this program, the Company repurchased shares during 2001 and 2000 at a cost of approximately $3.0 million.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note A to our financial statements included herein. The significant accounting policies and estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Revenue Recognition and Accounts Receivable

Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate.

The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Asset Impairments

As of December 31, 2002, the Company had approximately $39.2 million in long-lived property and equipment and assets under capital leases. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During 2002, the

Company recognized asset impairments of approximately $1.9 million.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the 2002 period, the Company recognized a $1.4 million tax benefit principally attributable to a change in estimate of the recoverability of deferred tax assets associated with exiting Puerto Rico operations.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. During 2002, the Company recognized a $1.5 million loss on facility contracts for the year ended December 31, 2002. The charge primarily relates to the Company's Keweenaw, Michigan juvenile facility which, as a result of low utilization by the contracting agencies, is expected to incur losses of $1.3 million over the remaining contract period. The Company also recorded a $220,000 loss reserve for estimated contract losses through the contract termination at the Bayamon, Puerto Rico juvenile facility, which ended January 31, 2003.

New Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. The Company adopted SFAS No. 142 , effective January 1, 2002. The Company analyzed net goodwill at the juvenile division reporting level, as of January 1, 2003, and its assessment is that there is no impairment of goodwill. There is no purchased goodwill associated with the adult division. No amortization expense was recognized for the twelve months ended December 31, 2002. The Company recognized amortization expense related to goodwill of $370,000 for each of the twelve months ended December 31, 2001 and 2000.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard did not affect the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this standard will have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which: (i) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (iii) requires disclosure about those effects in interim financial information. The Company has not adopted the fair value based method of accounting for stock-based employee compensation. Items
(ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the reporting requirements of item (ii) and will include the reporting requirements of item (iii) beginning in its first interim period after December 15, 2002

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness to Others (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. In accordance with FIN 45, the Company has disclosed guarantee information.

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees' ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities.

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

The Non-Renewal or Termination of Our Facility Management Contracts, Which Generally Range from One to

Three Years, Could Have a Material Adverse Effect on Our Business.

As is typical in our industry, our facility management contracts are short-term, generally ranging from one to three years, with renewal or extension options as well as termination for convenience clauses in favor of the contracting governmental agency. Many YSI contracts renew annually. Additionally, the Company received approximately 31% of its 2002 consolidated revenue from three agencies: Maryland and Florida Departments of Juvenile Justice, and the Texas Department of Criminal Justice. Our facility management contracts may not be renewed or our customers may terminate such contracts in accordance with their right to do so. The non-renewal or termination of any of these contracts could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others. Of the multi-year contracts in place as of December 31, 2002, seven contracts representing approximately 1,245 beds are up for renewal in 2003. Three contracts representing 500 beds have been awarded to other providers, beginning in April 2003.

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

Insurance Coverage May Become Inadequate or Unavailable to Cover Potential Liability Related to Management of Correctional and Detention Facilities or Its Costs May Adversely Affect Results of Operations.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

The Company's current financing is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. The Company's note payable accrues interest at fixed rates of interest. There are no outstanding borrowings under the variable rate Credit Agreement

The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights.

                                                           Expected Maturity Dates
                                                           -----------------------
                                                                                     There               Fair
                                    2003      2004      2005      2006      2007     after     Total     Value
                                    ----      ----      ----      ----      ----     -----     -----     -----
Fixed rate debt (in thousands)     $    3    $    3    $    4    $  302    $    -    $    -    $  312    $  312
                                   ======    ======    ======    ======    ======    ======    ======    ======

Weighted Average Interest
 Rate at December 31, 2002    10.00%
                              ------


Item 8.    Financial Statements and Supplementary Data.

     The information required by this item is contained on Pages F-1 thru F-30 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


                                    PART III

The information required by Items 10, 11, 12, and 13 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for the Company's 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

                                     PART IV

Item 14.    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)   The following documents are filed as part of this report:

            (1)  Financial Statements:

                 The consolidated statements of the Company are included on pages F-1 through F-30 of this Form 10-K.

            (2)  None filed

            (3)  Exhibits (listed in (c) below)

      (b)   None filed

      (c)   Exhibits:

   3.1      Certificate of Incorporation of CSC dated October 28, 1993.(1)
   3.1.1    Copy of Certificate of Amendment of Certificate of Incorporation of
            CSC dated July 29, 1996.(3)
   3.1.2    Copy of Certificate of Correction to CSC's Certificate of
            Incorporation.(1)
   3.1.3    Copy of Certification of Correction to CSC's Certificate of
            Amendment to CSC's Certificate of Incorporation. (1)
   3.2      CSC's By-Laws.(6)
*  10.1     CSC's 1993 Stock Option Plan, as amended.(6)
*  10.6     Employment Agreement between CSC and Aaron Speisman.(1)
*  10.6.1   Modification to the Employment Agreement between CSC and Aaron
            Speisman, dated June 13, 1996.(3)
   10.17    Form of Lease between CSC and Myrtle Avenue Family Center, Inc.(1)
*  10.25    1994 Non-Employee Director Stock Option Plan.(2)
   10.44    Lease Agreement between CSC and Creston Realty Associates, L.P., dated October 1, 1996.(3)
   10.61    Sublease for Sarasota, Florida office space dated April 9, 1998 between Lucent Technologies, Inc. and CSC and Landlord Consent to
            Sublease.(4)
*  10.74    Employment Agreement dated September 29, 1999 between CSC and James
            F. Slattery.(5)
   10.74.1  Loan and Security Agreement, dated October 30, 2002, between CSC and
            General Electric Capital Corporation. (7)
*  10.75    Change in Control Agreement dated September 29, 1999 between CSC and
            James F. Slattery.(5)
   21       List of Subsidiaries - See Page F-7 of this Filing
   23.1     Consent of Grant Thornton L.L.P., CSC's independent public accountants
   99.1     Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form SB-2 (Registration No. 33-71314-NY).
(2) Incorporated by reference to exhibit of same number filed with the initial filing of CSC's Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3) Incorporated by reference to exhibit of same number filed with CSC's Annual Report on Form-10-KSB for the year ended December 31, 1996.
(4) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the three months ended March 31, 1998.
(5) Incorporated by reference to exhibit of same number filed with CSC's Form 10-Q for the nine months ended September 30, 1999.
(6) Incorporated by reference to exhibit of same number filed with CSC's Registration Statement on Form S-1 (Registration Number 333-6457).
(7) Incorporated by reference to exhibit of the same number filed with CSC's Form 10-Q for the nine months ended September 30, 2002.
*    Management Contract or Compensatory Plan or Arrangement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CORRECTIONAL SERVICES CORPORATION
                                        Registrant


                                        By:  /s/ James F. Slattery
                                           -------------------------------------
                                                 James F. Slattery, President

Dated: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                                      Date
  /s/ James F. Slattery         President and
----------------------------
James F. Slattery               Chief Executive Officer  (Principal Executive Officer)     March 31, 2003


  /s/ Thomas C. Rapone          Executive Vice President and Chief Operating Officer       March 31, 2003
----------------------------
Thomas C. Rapone


  /s/ Bernard A. Wagner         Senior Vice President and
----------------------------
Bernard A. Wagner               Chief Financial Officer (Principal Financial Officer)      March 31, 2003


  /s/ Aaron Speisman            Executive Vice President and Director                      March 31, 2003
----------------------------
Aaron Speisman


  /s/ Stuart Gerson             Chairman of the Board                                      March 31, 2003
----------------------------
Stuart Gerson


  /s/ Shimmie Horn              Director                                                   March 31, 2003
----------------------------
Shimmie Horn


  /s/ Bobbie L. Huskey          Director                                                   March 31, 2003
----------------------------
Bobbie L. Huskey


  /s/ Melvin T. Stith           Director                                                   March 31, 2003
----------------------------
Melvin T. Stith


  /s/ Chet Borgida              Director                                                   March 31, 2003
----------------------------
Chet Borgida

                                 CERTIFICATIONS

I, James F. Slattery, certify that:

1. I have reviewed this annual report on Form 10-K of Correctional Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

   /s/ James F. Slattery
---------------------------------
James F. Slattery
President and Chief Executive Officer

                                 CERTIFICATIONS

I, Bernard A. Wagner, certify that:

1. I have reviewed this annual report on Form 10-K of Correctional Services Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

   /s/ Bernard A. Wagner
------------------------------
Bernard A. Wagner
Senior Vice President and
Chief Financial Officer

                                 C O N T E N T S

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants                           F-2

   Consolidated Balance Sheets as of December 31, 2002 and 2001              F-3

   Consolidated Statements of Operations for the years ended
      December 31, 2002, 2001, and 2000                                      F-4

   Consolidated Statement of Stockholders' Equity for the years ended
      December 31, 2002, 2001, and 2000                                      F-5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001, and 2000                                      F-6

   Notes to Consolidated Financial Statements                                F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Correctional Services Corporation


We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.



                                        /s/ GRANT THORNTON LLP

Tampa, Florida
March 7, 2003

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                                                     December 31,
                                                                                    --------------------------
                                                                                        2002          2001
                                                                                    --------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                           $  4,327      $    932
  Restricted cash                                                                        1,861            33
  Accounts receivable, net                                                              24,468        25,761
  Deferred tax asset                                                                     3,008         2,037
  Prepaid expenses and other current assets                                              1,329         1,506
                                                                                    --------------------------
     Total current assets                                                               34,993        30,269

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                     39,204        40,978

OTHER ASSETS
  Deferred tax asset, net of current portion                                             8,122         8,625
  Goodwill, net                                                                            679           679
  Other                                                                                  5,090         5,532
                                                                                    --------------------------

TOTAL ASSETS                                                                          $ 88,088      $ 86,083
                                                                                    ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                    $  1,031      $  5,798
  Accrued liabilities                                                                   15,821        13,854
  Current portion of restructuring, impairment and loss contract reserve                   472         2,462
  Current portion of loans payable and other long-term liabilities                         278        16,000
  Current portion of capital lease obligation                                              220             -
  Subordinated debt                                                                          -            10
                                                                                    --------------------------
     Total current liabilities                                                          17,822        38,124

LONG TERM LIABILITIES
  Capital lease obligation                                                              10,183             -
  Other long-term liabilities                                                            8,694             -
  Loss contract reserve, net of current portion                                          1,072             -
  Loans payable                                                                            309           314

COMMITMENTS AND CONTINGENCIES                                                                -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 1,000 shares authorized,
     none issued and outstanding                                                             -             -
  Common Stock, $.01 par value, 30,000 shares authorized,
     11,373 shares issued and 10,155 shares  outstanding in 2002
     and 2001                                                                              114           114
  Additional paid-in capital                                                            82,797        82,797
  Accumulated deficit                                                                  (29,912)      (32,275)
  Treasury stock, at cost                                                               (2,991)       (2,991)
                                                                                    --------------------------
                                                                                        50,008        47,645
                                                                                    --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 88,088      $ 86,083
                                                                                    ==========================

   The accompanying notes are an integral part of these financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                      Years Ended December 31,
                                                            ----------------------------------------------
                                                                2002             2001            2000
                                                            ----------------------------------------------
Revenues                                                     $  160,408       $  174,418      $  210,812
                                                            ----------------------------------------------

Facility expenses:
     Operating                                                  144,935          160,885         185,447
     Startup costs                                                    -              406             155
                                                            ----------------------------------------------
                                                                144,935          161,291         185,602
                                                            ----------------------------------------------

Contribution from operations                                     15,473           13,127          25,210
Other operating expenses:
     General and administrative                                   9,117           13,207          13,344
     Restructuring and impairment                                 1,926            4,356               -
     Loss contract costs                                          1,544            1,150               -
     Loss (gain) on disposal of assets                           (1,526)             938          (1,115)
     Legal settlement                                                 -              375               -
                                                            ----------------------------------------------
                                                                 11,061           20,026          12,229
                                                            ----------------------------------------------

Operating income (loss)                                           4,412           (6,899)         12,981
Interest expense, net                                             2,326            2,183           3,483
                                                            ----------------------------------------------

Income (loss) before income taxes                                 2,086           (9,082)          9,498
Income tax provision (benefit)                                     (277)          (3,202)          3,710
                                                            ----------------------------------------------

Net income (loss)                                            $    2,363       $   (5,880)     $    5,788
                                                            ==============================================

Basic and diluted income (loss) per share:
          Net income (loss) per share                        $     0.23       $    (0.58)     $     0.51
                                                            ==============================================

Number of shares used to compute EPS:
       Basic                                                     10,155           10,181          11,366
       Diluted                                                   10,195           10,181          11,367


   The accompanying notes are an integral part of these financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                Additional
                                                      Common       Paid-in     Accumulated      Treasury
                                                       Stock       Capital       (Deficit)         Stock         Total
                                                ------------------------------------------------------------------------
Balance at December 31, 1999                       $     114     $  82,807      $  (32,183)    $       -     $  50,738

Adjustment for overpaid warrants                           -           (10)              -             -           (10)
Stock repurchase                                           -             -               -        (2,778)       (2,778)
Net income                                                 -             -           5,788             -         5,788
                                                ------------------------------------------------------------------------

Balance at December 31, 2000                             114        82,797         (26,395)       (2,778)       53,738

Stock repurchase                                           -             -               -          (213)         (213)
Net loss                                                   -             -          (5,880)            -        (5,880)
                                                ------------------------------------------------------------------------

Balance at December 31, 2001                             114        82,797         (32,275)       (2,991)       47,645

Net income                                                                           2,363                       2,363
                                                ------------------------------------------------------------------------

Balance at December 31, 2002                       $     114     $  82,797      $  (29,912)    $  (2,991)    $  50,008
                                                ========================================================================



    The accompanying notes are an integral part of this financial statement.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Years Ended December 31,
                                                                        ---------------------------------------------------
                                                                              2002               2001             2000
                                                                        ---------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                        $    2,363        $    (5,880)      $    5,788
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                             4,091              3,789            4,548
      Deferred income tax expense (benefit)                                      (468)            (3,305)           2,930
      Loss (gain) on disposal of fixed assets, net                             (1,526)               938           (1,115)
      Changes in operating assets and liabilities:
          Restricted cash                                                      (1,828)                59              100
          Accounts receivable                                                   1,293             11,215           (1,208)
          Prepaid expenses and other current assets                               177              1,167              397
          Accounts payable and accrued liabilities                             (2,800)              (368)          (1,709)
          Restructuring, impairment and loss contract reserves                  1,287              4,863                -
                                                                        ---------------------------------------------------
                Net cash provided by operating activities:                      2,589             12,478            9,731
                                                                        ---------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                         (2,800)            (8,795)          (3,656)
  Proceeds from the sale of property, equipment and leasehold
    improvements                                                               24,725                619            4,355
  Collection of notes receivable                                                    -              3,730                -
  Other assets                                                                   (461)              (431)             (47)
                                                                        ---------------------------------------------------
                Net cash provided by (used in) investing activities:           21,464             (4,877)             652
                                                                        ---------------------------------------------------
Cash flows from financing activities:
  Borrowings (payments) on revolver, net                                      (17,186)             6,000             (751)
  Payments on term note                                                       (12,000)           (12,693)               -
  Other long-term obligation                                                    8,276                  -                -
  Payment of subordinated debt                                                    (10)                 -          (14,180)
  Stock repurchase                                                                  -               (213)          (2,778)
  Long-term portion of prepaid lease                                              262                104              399
  Adjustment for overpaid warrants                                                  -                  -              (10)
                                                                        ---------------------------------------------------
                Net cash used in financing activities:                        (20,658)            (6,802)         (17,320)
                                                                        ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            3,395                799           (6,937)
Cash and cash equivalents at beginning of period                                  932                133            7,070
                                                                        ---------------------------------------------------

Cash and cash equivalents at end of period                                 $    4,327        $       932       $      133
                                                                        ===================================================

Non-cash investing activities
  Property exchanged for a note receivable                                 $      414        $         -       $    3,812
                                                                        ===================================================
  Property sold pursuant to a sale-leaseback transaction, recognized
    as a capital lease                                                     $   10,403        $         -       $        -
                                                                        ===================================================
  Property previously held under the operating lease-financing
    facility, financed by senior debt credit facility                      $   13,184        $         -       $        -
                                                                        ===================================================
  Assets written off against restructuring reserve                         $    2,204        $     2,401       $        -
                                                                        ===================================================
  Sale of a facility leased under the Company's operating
    lease-financing facility where proceeds were paid directly
    to the lienholder                                                      $        -        $    10,650       $        -
                                                                        ===================================================

Supplemental disclosures of cash flows information:
  Cash paid (refunded) during the period for:
    Interest                                                               $    1,286        $     1,720       $    3,846
                                                                        ===================================================
    Income taxes                                                           $      (65)       $       (26)      $      872
                                                                        ===================================================

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

1. Principles of Consolidation

     The consolidated financial statements as of December 31, 2002 include the accounts of Correctional Services Corporation and its wholly owned subsidiaries:

     .  Esmor, Inc.
     .  CSC Management de Puerto Rico, Inc.
     .  YSI Holdings, Inc.
     .  YSI Real Property Partnership, LLP
     .  FF & E, Inc.
     .  Youth Services International, Inc.
     .  Youth Services International of Iowa, Inc.
     .  Youth Services International of Northern Iowa, Inc.
     .  Youth Services International of South Dakota, Inc.
     .  Youth Services International of Missouri, Inc.
     .  Youth Services International of Central Iowa, Inc.
     .  Youth Services International of Texas, Inc.
     .  Youth Services International of Illinois, Inc.
     .  Youth Services International of Michigan, Inc.

     All significant intercompany balances and transactions have been eliminated.

2. Use of Estimates in Consolidated Financial Statements

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

3. New Accounting Pronouncements

     On July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. The Company adopted SFAS No. 142 , effective January 1, 2002. The Company analyzed net goodwill at the juvenile division reporting level, as of January 1, 2002, and its assessment is that there is no impairment of goodwill. There is no purchased goodwill associated with the adult division.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this standard did not affect the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that adoption of this standard will have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which: (i) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (iii) requires disclosure about those effects in interim financial information. The Company has not adopted the fair value based method of accounting for stock-based employee compensation. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the reporting requirements of item (ii) and will include the reporting requirements of item (iii) beginning in its first interim period after December 15, 2002

     In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness to Others (FIN 45). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. In accordance with FIN 45, the Company has disclosed guarantee information.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities.

4. Revenue Recognition and Contract Provisions

     Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. Revenues are principally derived pursuant to contracts with federal, state and local government agencies and not-for-profit entities that contract directly with governmental entities. These contracts generally provide for fixed per diem payments based upon program occupancy. Contract terms with government and not-for-profit entities generally range from one to five years in duration and expire at various dates. Most of these contracts are subject to termination for convenience by the governmental entity. Certain contracts are renewable at the option of the customer for up to 20 years.

     Certain revenues are accrued, based on population levels or other pertinent available data. Subsequent adjustments to revenue are recorded when actual levels are known or can be reasonably estimated. Included in accounts receivables at December 31, 2002 and 2001 is approximately $885,000 and $738,000, respectively, of unbilled receivables associated with accrued revenues.

     One of the Company's significant programs operates under a contract whereby revenues recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract has costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Contract revenues subject to audit relating to this contract of approximately $15.8 million, $15.5 million, and $15.0 million, have been recorded for the years ended December 31, 2002, 2001, and 2000, respectively, at amounts which are considered to be earned. Subsequent adjustments, if any, resulting from the audit process are recorded when known or can be reasonably estimated.

     The majority of the Company's receivables are due from federal, state and local government agencies. Payment terms vary based on the particular institutions. The Company performs periodic evaluations of the collectibility of its receivables and does not require collateral on its accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, and the customers current ability to pay its obligation to the Company. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Accounts receivable are presented net of an allowance for doubtful accounts of $637,000 and $2.9 million at December 31, 2002 and 2001, respectively. The Company recognized a provision for doubtful accounts of $330,000, $1.5 million, and $927,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over the remaining term of the contract. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

5. Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

     Included in restricted cash at December 31, 2002 is a $1.4 million certificate of deposit securing a letter of credit of the same amount, related to the Phoenix, Arizona facility transaction (see NOTE J - OTHER LONG TERM OBLIGATIONS), and approximately $434,000 in an escrow account, set aside as collateral on the Company's note payable. The restricted cash balance of $33,000 at December 31, 2001 relates to a major maintenance and repair reserve fund established by the Company as required by certain contracts.

6. Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are carried at cost. Depreciation of buildings is computed using the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed using the straight-line method over a five-year period. Leasehold improvements are being amortized over the shorter of the life of the asset or the applicable lease term (ranging from five to twenty years). For tax purposes accelerated methods of depreciation are utilized. Repairs and maintenance costs are expensed as incurred.

7. Assets Held Under Capital Leases

     Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is recognized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

8.  Goodwill

     Goodwill representing the excess of the cost over the net assets of acquired businesses is stated at cost and, through 2001, was amortized over 10 years using the straight-line method. Amortization expense for the years ended December 31, 2002, 2001, and 2000 was $0, $370,000 and $370,000,
     respectively. Accumulated amortization was $3.0 million at both December 31, 2002 and 2001. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and accordingly discontinued the amortization of goodwill. Based on the Company's evaluations of goodwill in accordance with the provisions of SFAS No. 142, there is no asset impairment associated with goodwill as of January 1, 2002, or during the period ended December 31, 2002.

     The information presented below reflects adjustments to information reported in 2001 and 2000 as if SFAS No. 142 had been applied in those years (in thousands, except for earnings-per-share amounts):

                                                               Years Ended December 31,
                                                    -----------------------------------------------
                                                          2002            2001            2000
                                                    -----------------------------------------------
          Net income (loss), as reported                   $2,363         $(5,880)         $5,788
            Addback: Goodwill amortization                      -             222             222
                                                    -----------------------------------------------
          Pro forma net income (loss)                      $2,363         $(5,658)         $6,010
                                                    ===============================================

          Basic earnings per share:
            Net income (loss), as reported                 $ 0.23         $ (0.58)         $ 0.51
              Addback: Goodwill amortization                    -            0.02            0.02
                                                    -----------------------------------------------
            Pro forma net income (loss)                    $ 0.23         $ (0.56)         $ 0.53
                                                    ===============================================

          Diluted earnings per share:
            Net income (loss), as reported                 $ 0.23         $ (0.58)         $ 0.51
              Addback: Goodwill amortization                    -            0.02            0.02
                                                    -----------------------------------------------
            Pro forma net income (loss)                    $ 0.23         $ (0.56)         $ 0.53
                                                    ===============================================

9.  Accounting for the Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles including goodwill to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets in measuring whether the assets to be held and used will be realizable. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows (using the Company's incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset is less than the carrying value. During 2002 the Company implemented actions to improve the operations of a certain facility and estimated that those actions would result in future profitability of those operations. However, the result of those activities did not sufficiently impact the results of operations and accordingly management reassessed impairment associated with this facility during the forth quarter of 2002. Based on the Company's analysis of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company recognized an impairment of long-lived assets amounting to approximately $1.9 million during the fourth quarter of 2002.

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

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

11. Earnings Per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. In the computation of diluted earnings per share, the weighted-average number of common shares outstanding is adjusted, when the effect is not anti-dilutive, for the effect of all common stock equivalents. The average quarterly share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

12. Stock Based Compensation

     The Company follows SFAS No. 123, which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     Had compensation cost for the Company's stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below (see also NOTE P - STOCK OPTIONS):

                                                                             Years Ended December 31,
                                                                -------------------------------------------------
                                                                        2002            2001            2000
                                                                -------------------------------------------------
         Net income (loss), as reported                                  $2,363         $(5,880)         $5,788
           Deduct: Total stock-based compensation expense
           determined under fair value based methods for all
           awards, net of related tax effects                              (212)           (564)           (943)
                                                                -------------------------------------------------
         Pro forma net income (loss)                                     $2,151         $(6,444)         $4,845
                                                                =================================================

         Income (loss) per common share - basic
           As reported                                                   $ 0.23         $ (0.58)         $ 0.51
           Pro forma                                                       0.21           (0.63)           0.43

         Income (loss) per common share - diluted
           As reported                                                   $ 0.23         $ (0.58)         $ 0.51
           Pro forma                                                       0.21           (0.63)           0.43

13. Comprehensive Income

     The Company's comprehensive income (loss) is equivalent to net income
     (loss) for the years ended December 31, 2002, 2001, and 2000.

14. Treasury Stock

     On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The repurchases are funded from the proceeds of asset sales and excess cash flow. The Company repurchased no shares during the year ended December 31, 2002. 93,000 shares and 1.1 million shares were repurchased during the years ended December 31, 2001 and 2000, respectively, at a cost of $213,000 and $2.8 million, respectively.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

15. Legal Costs

     The Company recognizes legal costs related to the defense or assertion of legal claims when the related services have been rendered. Legal costs that are associated with specific facility operations are recognized in facility operating expenses. Other legal costs are recognized in general and administrative expense.

NOTE B - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1.   Cash and Cash Equivalents and Restricted Cash

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

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                                                  December 31,
                                                        ------------------------------
                                                              2002           2001
                                                        ------------------------------
     Prepaid insurance                                     $      557     $      211
     Prepaid real estate taxes                                      4             68
     Prepaid and refundable (payable) income taxes                (98)            29
     Prepaid rent - current portion                               384            333
     Prepaid expenses                                             476            841
     Other current assets                                           6             24
                                                        ------------------------------
                                                           $    1,329     $    1,506
                                                        ==============================

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE D - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, at cost, consist of the following (in thousands):

                                                        December 31,
                                              -------------------------------
                                                     2002            2001
                                              -------------------------------

     Buildings and land                           $  27,554       $  38,018
     Equipment                                        9,296          10,109
     Capital lease assets                            10,403               -
     Leasehold improvements                          10,423           9,803
                                              -------------------------------
                                                     57,676          57,930

     Less accumulated depreciation                   18,472          16,952
                                              -------------------------------
                                                  $  39,204       $  40,978
                                              ===============================


Depreciation expense for the years ended December 31, 2002, 2001, and 2000 was approximately $3.0 million, $3.4 million, and $4.1 million, respectively.

During December 2002, the Company sold its Florence, Arizona facility to an unrelated not-for-profit entity for approximately $10.4 million. The Company leased back the property under an agreement that is classified as a capital lease and recognized capital lease assets of $10.4 million paid. The capital lease assets will be amortized over the lesser of their remaining estimated economic life or the 20-year lease period. There is no accumulated amortization as of December 31, 2002.

NOTE E - OTHER ASSETS

Other assets consist of the following (in thousands):

                                                       December 31,
                                              -------------------------------
                                                     2002            2001
                                              -------------------------------

     Deferred financing costs, net                $     922       $     700
     Deposits                                           800             759
     Prepaid rent - net of current portion            2,796           3,058
     Other                                              572           1,015
                                              -------------------------------
                                                  $   5,090       $   5,532
                                              ===============================

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                    December 31,
                                                            -----------------------------
                                                                 2002            2001
                                                            -----------------------------
     Accrued expenses                                         $    6,447     $    5,965
     Accrued interest                                                 31            204
     Accrued medical claims and premiums                           1,688          1,768
     Accrued worker's compensation claims and premiums             1,571          1,194
     Payroll and related taxes                                     4,594          3,965
     Other                                                         1,490            758
                                                            -----------------------------
                                                              $   15,821     $   13,854
                                                            =============================

Included in accounts payable for the year ended December 31, 2001 is approximately $2.6 million of outstanding checks in excess of cash balances.

NOTE G - RESTRUCTURING, IMPAIRMENT AND LOSS CONTRACT RESERVES

During the fourth quarter of 2002, the Company recorded charges of $3.3 million arising from a loss contract and the impairment of property, equipment and leasehold improvements at its Keweenaw, Michigan facility. The estimated future losses on contracts is based on management's estimate of future results of operations. The impairment of the aforementioned assets is based on the present value of the estimated future cash flows of the facility in relation to the book value of the assets. The Company also recorded a loss contract reserve of $220,000 related to its Bayamon, Puerto Rico facility. The related charges are as follows:

     Loss contracts                                           $  1,544
     Asset impairment                                            1,926
                                                          -------------

                                                              $  3,470
                                                          =============

The composition of loss contract reserves as of December 31, 2002 is as follows:

     Current portion                                               472
     Non-current portion                                         1,072
                                                          -------------
                                                              $  1,544
                                                          =============

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

     Severance pay                                            $    205
     Provision for early termination of a lease                    270
     Impairment of assets                                        3,881
     Loss on contracts of facilities to be closed                1,150
     Other charges included in general and
       administrative expenses                                   2,373
                                                          -------------

                                                              $  7,879
                                                          =============

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE G - RESTRUCTURING, IMPAIRMENT AND LOSS CONTRACT RESERVES (continued)

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

In connection with the 2001 restructuring, the Company closed one facility during 2001 and four facilities during 2002, resulting in the elimination of 343 positions, including the elimination of positions at the corporate office. There is no reserve associated with the 2001 restructuring and impairment charges as of December 31, 2002.

NOTE H - LOANS PAYABLE

Loans payable consists of the following (in thousands):

                                                                                   December 31,
                                                                           -----------------------------
                                                                                2002           2001
                                                                           -----------------------------
     Revolving line of credit that matured October 2002. Interest was
     payable at LIBOR plus 3.50% or prime plus 2.00%.                        $        -     $   16,000

     Revolving line of credit maturing September 25, 2005. Interest payable at LIBOR plus 4.00% or prime plus 2.00% and is payable
     monthly.                                                                         -              -

     Note payable due in semi-annual installments of $17,083, which includes principal plus interest at 10% per annum, due in full
     October 2006, collateralized by restricted cash in the amount of
     $434,000 in 2002.                                                              312            314
                                                                           -----------------------------
                                                                                    312         16,314
     Less current portion                                                             3         16,000
                                                                           -----------------------------
                                                                             $      309     $      314
                                                                           =============================

In November 2000, the Company amended its financing arrangement ("Agreement") with Fleet National Bank, N.A. ("Fleet"), formerly Summit Bank, N.A. The amendment to the Agreement allowed the Company the option of utilizing a percentage of both: (i) excess cash flow (as defined by the Agreement) and (ii) the proceeds from the sale of certain assets, to repurchase Company stock in furtherance of the Company's stock repurchase plan (see Treasury Stock below). The financing arrangement was secured by all of the assets of the Company, and restricted the payment of dividends.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE H - LOANS PAYABLE (continued)

The amended Agreement with Fleet matured on October 30, 2002, at which time the Company entered into a new long-term financing agreement with GE Capital ("Credit Agreement"). The Credit Agreement is subject to compliance with various financial covenants based on a minimum net worth and EBITDA requirements, and borrowing base criteria. The Company is in compliance with all covenants as of December 31, 2002. In association with the Credit Agreement, the Company incurred $995,000 in loan fees, which are being amortized as interest expense over the term of the Credit Agreement, and are included in Other Assets as of December 31, 2002. The Credit Agreement is secured by all of the assets of the Company under the original terms of the Credit Agreement and consists of the following components:

..    a $12 million term loan that matures on September 25, 2004, accrues interest at the lesser of LIBOR plus 5% or prime plus 3%, with monthly principal payments of $50,000 plus interest and a balloon payment of approximately $10.8 million due upon maturity. The term loan was paid in full on November 28, 2002 when the Company sold its Salinas, Puerto Rico facility. The term loan was secured by mortgages on certain real property owned by the Company.

..    a $19 million revolving line of credit that matures on September 25, 2005, and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. The Company also incurs a monthly fee based on 0.5% of its unused line of credit, coupled with an annual fee of $75,000, payable quarterly. The proceeds were used primarily to satisfy the Company's revolver balance under its former credit agreement, which became due October 30, 2002. As of December 31, 2002, there is no outstanding balance under this revolving line of credit. Available borrowings under the revolving line of credit amount to approximately $14.2 million as of December 31, 2002, which takes into consideration collateral limitations and outstanding letters of credit totaling $3.2 million.

     At December 31, 2002 aggregate maturities of loans payable were as follows (in thousands):

          Year ending December 31,
         ---------------------------------------------------
          2003                                     $       3
          2004                                             3
          2005                                             4
          2006                                           302
          2007                                             -
          Thereafter                                       -
                                                 -----------
          Total                                    $     312
                                                 ===========


NOTE I - CAPITAL LEASE OBLIGATION AND DEFERRED GAIN

During December 2002, the Company sold its Florence, Arizona facility to an unrelated not-for-profit entity for approximately $10.4 million. The Company leases back the property under a non-recourse agreement that is classified as a capital lease, with a term of twenty years. The $692,000 gain on the sale is being deferred and recognized ratably over the life of the lease, and is included in other long-term liabilities in the financial statements. Under the sale-leaseback transaction discussed above, the underlying financing was provided by a municipal bond issuance with the proceeds loaned to the not-for-profit entity. As a result, cash otherwise due to the company under its contract with the state, is first used to pay bond debt service and other costs. Therefore, while the company recognizes revenue for the full amount under its contract, a portion of the associated cash is not received by the Company and is treated as a reduction in its capital lease obligation and interest expense.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE I - CAPITAL LEASE OBLIGATION AND DEFERRED GAIN (continued)

Future minimum capital lease payments are as follows (in thousands):

          Year ending December 31,
         ----------------------------------------------------
          2003                                     $   1,042
          2004                                         1,055
          2005                                         1,057
          2006                                         1,054
          2007                                         1,055
          Thereafter                                  15,835
                                                 -----------
          Total lease payments                        21,098
          Less imputed interest at 7.9%              (10,695)
                                                 -----------
                                                      10,403
          Less current portion                          (220)
                                                 -----------
                                                   $  10,183
                                                 ===========

NOTE J - OTHER LONG TERM OBLIGATIONS

On July 31, 2002, the Company entered into a transaction with an unrelated not-for-profit entity with respect to the Company's Phoenix, Arizona facility and received approximately $8.5 million from the issuance of tax-exempt contract revenue bonds, issued by the Industrial Development Authority of Maricopa County, Arizona. The bondholders have a security interest in the facility. The bonds will be paid exclusively from revenue generated by the facility, and are non-recourse to the Company. The Company used the proceeds to reduce the balance of its revolving line of credit facility. In conjunction with the transaction, the State of Arizona has an option to purchase the facility for an initial purchase price of $8.5 million. The State's option price will decline over time. In the event that the State exercises its option, there may be a shortfall between the proceeds of the sale and the funds needed to redeem the bonds. The Company has provided to the bondholders a letter of credit, secured by a certificate of deposit, which would be utilized to fund the aforementioned shortfall, if any. The letter of credit has an initial balance of $1.4 million and decreases over time as the calculated difference between the sale proceeds that would be due from the State and the unpaid principal balance of the bonds narrows. After 2010, the sale proceeds from the State would be sufficient to satisfy the redemption requirement. The Company will continue to operate the facility under a management agreement through 2012, subject to two five-year renewal options, exercisable by the State. Due to the Company's continuing involvement in the operation of the facility, and its partial guarantee of the redemption proceeds by virtue of the letter of credit, the Company has not recorded the transaction as a sale in accordance with SFAS No. 66, Accounting for Sales of Real Estate and SFAS No. 98 Accounting for Leases. On the date of the transaction, the book value of the facility in the amount of $8.7 million and accumulated depreciation of $2.1 million continued to be reflected in the Company's financial statements. The Company has also recorded a long-term obligation initially equal to the net proceeds from the transaction in the amount of $8.4 million. Upon the earliest occurrence of either 1) the State exercising its purchase option, 2) the expiration or termination of the Company's management agreement with the State or 3) when conditions exist such that the transaction is deemed to have been a sale in accordance with the generally accepted accounting principles, as discussed above, the sales transaction will be reflected in the financial statements and a gain of approximately $1.9 million will be recorded.

During December 2002, the Company sold its Florence, Arizona facility to an unrelated not-for-profit entity for approximately $10.4 million. The Company leases back the property under a non-recourse agreement that is classified as a capital lease, with a term of twenty years (see NOTE I - CAPITAL LEASE OBLIGATION AND DEFERRED GAIN). The $692,000 gain on the sale is being deferred and recognized ratably over the life of the lease, and is included in other long-term liabilities in the financial statements.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE J - OTHER LONG TERM OBLIGATIONS

At December 31, 2002 aggregate maturities of other long-term obligations are as follows (in thousands):

          Years ending December 31,
         ---------------------------------------------------
          2003                                     $     275
          2004                                           280
          2005                                           299
          2006                                           320
          2007                                           342
          Thereafter                                   7,453
                                                 -----------

          Total                                    $   8,969
                                                 ===========


NOTE K - RENTAL AGREEMENTS

The Company has operating leases for certain of its facilities and certain machinery and equipment which expire at various dates. Substantially all the facility leases provide for payment by the Company of all property taxes and insurance.

Future minimum rental commitments under both cancelable and non-cancelable leases as of December 31, 2002 are as follows (in thousands):

                                                                     Related
         Year ending December 31,                      Total       Companies
         --------------------------------------------------------------------
         2003                                        $ 3,305          $  818
         2004                                          2,247             360
         2005                                          1,466             368
         2006                                          1,218             390
         2007                                            848             397
         Thereafter                                    3,615           1,635
                                                 ----------------------------
                                                     $12,699          $3,968
                                                 ============================


The Company leases a facility from a related party. The President, a Vice President, and a stockholder of the Company own less than 55% of the related party. The lease commenced January 1, 1999 and expires December 31, 2003. Thereafter, the Company has two successive five-year options to renew. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility. The Company paid $480,000 in rent payments for each of the years ended December 31, 2002, 2001 and 2000.

The Company leases a second facility from a related party. A stockholder of the Company owns 10% of the related party. The lease commenced October 1, 1996 and expired September 30, 2001. The Company extended the lease agreement ten years, effective October 1, 2001. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility. The Company paid $363,000, $242,000, and $201,000 in rent payments for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company leased a third building from a related party. The President and a stockholder of the Company own 33% of the related party. The Company ceased operation of the facility in December 2000. The Company had been operating on a month to month basis since April 2000. The Company paid $203,000 in rent payments for the year ended December 31, 2000.

Rental expense of operating leases and machinery and equipment for the years ended December 31, 2002, 2001, and 2000, aggregated $5.1 million, $6.2 million, and $6.8 million, respectively.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE L - INCOME TAXES

The income tax expense (benefit) consists of the following (in thousands):

                                                          Years Ended December 31,
                                                   ------------------------------------
                                                        2002       2001        2000
                                                   ------------------------------------
         Current:
           Federal                                    $     -    $      -     $   114
           State and local                                191         103         666

         Deferred:
           Federal, state and local                      (468)     (3,305)      2,930
                                                   ------------------------------------
                                                      $  (277)   $ (3,202)    $ 3,710
                                                   ====================================

The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income (loss):


                                                         Years Ended December 31,
                                                   ------------------------------------
                                                       2002        2001        2000
                                                   ------------------------------------
         Statutory federal rate                         34.0%       34.0%       34.0%

         State taxes, net of federal tax benefit         5.6         4.7         6.5

         Non-deductible items                            4.9        (1.8)       (0.4)

         Valuation allowance and reconciliation        (53.5)       (2.1)       (3.4)

         Other                                          (4.3)        0.5         2.4
                                                   ------------------------------------

                                                       (13.3)%      35.3%       39.1%
                                                   ====================================

At December 31, 2002, the Company had net operating loss carryforwards of approximately $15.1 million, $32.2 million and $4.7 million for federal, state, and foreign income tax purposes, respectively, that expire in periods beginning in 2007 through 2022. At December 31, 2002, the Company also had an Alternative Minimum Tax (AMT) credit of approximately $588,000, which does not expire.

A portion of the net operating loss carryforwards are subject to IRS Section 382 limitations and other limitations, which limit the utilization of the federal and state net operating loss carryforwards in any given year. Realization of the portion of the deferred tax asset resulting from the Company's net operating loss carryforward in certain states is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of those deferred tax assets. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the remaining deferred tax assets will be realized.

During December 2002, the Company recognized a $1.4 million decrease in its deferred tax asset valuation allowance principally associated with the expected exiting of Puerto Rico operations and related tax attributes of intercompany loans and investments.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE L - INCOME TAXES (continued)

Deferred income taxes reflect the tax effected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company's deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                       December 31,
                                            ----------------------------------
                                                   2002              2001
                                            ----------------------------------

     Restructuring and impairment              $     1,902       $     1,136
     Vacation accrual                                  444               214
     Startup and development costs                     138               614
     Accrued expenses                                1,475             1,306
     Depreciation                                    1,225               672
     Net operating loss carryforwards                6,576             6,994
     Alternative minimum tax credit                    588               562
     Other                                             695             2,450
                                            ----------------------------------
                                                    13,043            13,948
     Valuation allowance                            (1,913)           (3,286)
                                            ----------------------------------
                                                    11,130            10,662
     Less: current portion                          (3,008)           (2,037)
                                            ----------------------------------
                                               $     8,122       $     8,625
                                            ==================================


NOTE M - COMMITMENTS AND CONTINGENCIES

1. Due to a disturbance at the Company's Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and the INS moved all detainees located therein to other facilities. On December 15, 1995, the company and a publicly-traded company (the "Buyer"), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company's New Jersey facility for $6.2 million. The purchase price was payable in non-interest bearing monthly installments of $123,000 effective January 1997, the month the Buyer commenced operations of the facility. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility. According to the terms of the asset purchase agreement, the monthly payments beginning September 1999 are contingent upon the renewal of the contract by the INS and the Buyer. The INS did re-award the contract to the Buyer in 1999. The Company received monthly non-interest bearing payments of $123,000, beginning September 1999 through March 2001, and recognized income ratably over this period.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

2.   Legal Matters

     The nature of the Company's business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defense to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described below, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company.

     However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company's results of operations, financial condition and liquidity. The Company believes that the outcome of these claims will not have a material adverse effect on its financial condition or results of operations.

     In March 1996, several former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the Supreme Court of the State of New York, County of Bronx on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by the negligent and intentional acts of CSC, in which the plaintiffs in the suit claimed, in total, $500,000,000 in compensatory damages and $500,000 000 in punitive damages. This suit was removed to the United States District Court, Southern District of New York, in April 1996. In July 1996, seven detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey and certain of their spouses filed suit in the Superior Court of New Jersey, County of Union, seeking $10,000,000 each in damages arising from alleged mistreatment of the detainees. This suit was removed to the United States District Court, District of New Jersey, in August 1996. In July 1997, another group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey filed suit in the United States District Court for the District of New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of CSC. No monetary damages have been stated. Through stipulation, the parties have agreed to try these actions in the United States District Court for the District of New Jersey in order to streamline the discovery process, minimize costs and avoid inconsistent rulings. These matters are currently in the discovery stages of the proceeding. Although the Company believes that it has meritorious defenses to the claims made in these actions, and is vigorously pursuing its defense of these claims, the aggregate amount of the damages claimed by the plaintiffs in these cases substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

     In May, 2001, the plaintiffs, the estate and parents of Bryan Alexander, a former inmate at the Tarrant County Correctional Facility in Mansfield, Texas (which formerly was operated by the Company), brought a wrongful death action, in which it has been alleged that the Company's negligent and intentional acts, as well as the negligent and intentional acts of the other named defendants, proximately caused the death of Bryan Alexander on January 9, 2001. Plaintiffs' original Complaint sought $300,000,000 in compensatory damages and unspecified punitive damages. Plaintiffs subsequently amended their Complaint to delete their demand for $300,000,000 in compensatory damages in lieu of a pleading that seeks unspecified compensatory and punitive damages in amounts to be proved at trial. This case is currently in the discovery stages of the proceedings and trial is currently scheduled for July, 2003. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. In addition, the punitive damages sought by the plaintiffs are not insurable. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

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

     During 2001, the State of Arizona filed suit against the Company and the other named defendants, including Correctional Medical Services, Inc.
     (CMS), the Company's former medical services provider at the Arizona RTC/DWI Private Prison in Phoenix, Arizona, in which the State seeks indemnification from the named defendants for any and all damages and losses suffered or incurred by the State in connection with a case captioned, Valdez, Jose, Martinez, Zacarias & Edwarda, parents, v. Maricopa County, Correctional Medical Services, Inc., Arizona Department of Corrections, State of Arizona, Correctional Services Corporation, et al., which was tried before a jury in the Superior Court of the State of Arizona in and for the County of Maricopa in September, 2001. The Valdez case was brought by a former inmate at the Phoenix facility whose eyesight deteriorated to near total blindness while he was in the custody of the State of Arizona, and incarcerated at various facilities, including the Phoenix facility operated by the Company. At trial, the jury awarded $6,500,000 in damages against the State of Arizona (pursuant to an agreement reached with the plaintiffs prior to trial, the Company was not a defendant at the trial of this action and the amount of the jury's award was reduced to $5,000,000). The State now seeks indemnification for the full amount of the jury award and other costs and expenses associated with that case. The Company believes that it has meritorious defenses to the State's claims, and that the ultimate liability for the claims made in this matter should lie with CMS or the other named defendants in the suit, and has asserted similar claims for indemnification from CMS and the other named defendants. Hearings and the trial on the State's claims and the Company's claims against the other defendants are scheduled to occur in 2002. This matter is covered by the Company's general liability insurance policy. However, CMS' insurance carrier is in receivership, thereby raising the possibility that CMS may not have sufficient insurance proceeds available to it to satisfy the State's claims. In that event, the Company's insurance carrier would be obligated, pursuant to the Company's contract with the State, to satisfy the State's claims. The effect of this scenario would be to reduce the amount of insurance coverage available to the Company for other claims arising under the same insurance policy.

     Plaintiffs, each a former resident of the LeMarquis Community Correctional Center, allege that a former employee of the Company sexually assaulted and battered them while they were housed at the LeMarquis Community Correctional Center formerly operated by the Company in Manhattan. Each Plaintiff has brought causes of action for negligence against CSC. Each Plaintiff seeks $50,000,000 in compensatory damages from the company. The Company believes that it has meritorious defenses to the claims made by the plaintiffs in this case and is vigorously pursuing its defense; however, the amount of the damages originally claimed by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company. In addition, the punitive damages sought by the plaintiffs are not insurable. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

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

4.   Disputed Receivable

     In April 1999, immediately following the merger with YSI, a non-profit entity for whom YSI provided management services elected to discontinue all contracted services pursuant to a change in control clause of its management agreement with YSI. Upon this determination, YSI presented a final bill for management services rendered, which the non-profit entity disputed, claiming, among other things, that it had been billed incorrectly over the course of the management contract. The Company reached a final agreement to accept $600,000 to settle the outstanding receivables, and was paid in full during 2002.

     The Company has initiated legal action against the Puerto Rican government to recover unpaid revenues and receive reimbursement for costs and damages. The Company has approximately $1.6 million in receivables and approximately $560,000 in leasehold improvements and equipment as of December 31, 2002, pending resolution of the aforementioned lawsuit.

5.   Officers' Compensation

     The Company has an employment agreement with its President, which expires September 29, 2002 and is subject to automatic annual renewals. The agreement was renewed on September 29, 2002, and is subject to renewal on September 29, 2003. The contract provides for minimum annual compensation of $270,000, cost of living increases, use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of pre-tax profits in excess of $1.0 million, as adjusted by the gain on the disposal of assets, and the charges related to the impairment of assets and loss contracts, such bonus not to exceed $200,000.

     On April 15, 2002, the Company entered into an employment agreement with its Chief Operating Officer. The agreement is in effect for a term of two years and provides for a minimum annual salary of $192,500, plus executive benefits, a temporary housing allowance, and bonuses, payable from time to time in such amounts as may be determined by the Company. The agreement also granted options to purchase 50,000 shares of the Company's common stock, with the options vesting ratable over three years from the grant date.

6.   Concentrations of Credit Risk

     The Company's contracts in 2002, 2001, and 2000 with government agencies where revenues exceeded 10% of the Company's total consolidated revenues were as follows:

                                                                     Years Ended December 31,
                                                          -------------------------------------------
                                                                 2002          2001         2000
                                                          -------------------------------------------
     Florida Department of Juvenile Justice                       13%           11%          10%
     Texas Department of Criminal Justice                          8%           13%          13%
     Various Other Agencies in the State of Texas                 13%           15%          13%
     Various Federal Agencies                                     17%            9%           9%
     State of Maryland Department of Juvenile Justice             10%           13%          11%

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

7.   Construction Commitments

     The Company has made non-refundable deposits of approximately $430,000, and had construction commitments of approximately $2.1 million at December 31, 2002 related to a project the Company was awarded in July 2002 to construct a 500-bed detention center in Tacoma, Washington, which will be used principally by the INS. The Company currently operates a 200-bed Immigration and Naturalization Service (INS) facility in Seattle, Washington, which will be closed upon completion of the new detention center. The agreement has an initial term of five years, subject to annual renewals. The Company is currently structuring a financing arrangement by means of the issuance of non-recourse bonds through the Washington Economic Development Finance Authority (WEDFA) for approximately $71.7 million. The debt holder would be a subsidiary of the Company, CSC of Tacoma LLC, a single member LLC. The Company expects to be reimbursed for all construction-related expenditures from the bond sale proceeds; however, there can be no assurances that the Company will be able to obtain financing to fund this project. The Company has no other construction commitments as of December 31, 2002.

8.   Letters of Credit

     The Company obtained letters of credit in the amount of $2.6 million in favor of worker's compensation insurance carriers for the policy periods of February 2001 through February 2003, that are renewed quarterly, as deemed contractually necessary.

     In August 2002, the Company obtained a $1.4 million letter of credit with Fleet Bank, in favor of the State of Arizona, related to the Phoenix West facility transaction discussed in NOTE J - OTHER LONG TERM OBLIGATIONS. The letter of credit is secured by a $1.4 million certificate of deposit, included in the Company's restricted cash balance at December 31, 2002. The letter of credit balance decreases over time as the calculated difference between the sale proceeds that would be due from the State upon purchase of the facility, and the unpaid principal balance of the bonds narrows. After 2010, the sale proceeds from the State would be sufficient to satisfy the redemption requirement.

     In the ordinary course of its business, the Company is required to collateralize certain contractual obligations with letters of credit in favor of the other party to the contract. The amounts of these letters of credit are approximately $600,000.

9.   Indemnifications

     The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company's directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

     The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, worker's compensation, vehicle liability and property loss or damage. The Company is also required to indemnify the contracting agencies for claims and costs arising out of the Company's operations and in certain cases, to maintain performance bonds.

     As of December 31, 2002, the Company has no obligation arising as a result of these indemnifications.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE N - CONTRACT WITH THE STATE OF LOUISIANA

In December 1998, the Company entered into a contract with the State of Louisiana ("the State") to operate the Tallulah Correctional Center for Youth. The express terms of this contract obligated the State to maintain the facility at a full population of 686 juveniles; however, in light of the conditions at the facility inherited by the Company and the State's desire to maintain the population of the facility at less than 686 juveniles on an interim basis, the Company reached an agreement with the State under which the Company would invoice the State only for the actual monthly population for a period of six-months from the commencement of operations. The Company's agreement was made in consideration of the State's commitment to honor the terms of the contract and increase the population to the full capacity or pay for its full utilization, regardless of the actual population level, at the end of the six month period. As contemplated by the foregoing agreement, commencing in July 1999, the Company began billing the State at the 686 population level of the original contract. These invoices were disputed by the State and the Company received payment only for the actual number of juveniles housed in the facility. During this period, in order to be conservative, the Company recognized revenues for a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company) despite its belief that it was entitled to payment assuming full utilization of the facility regardless of the court order. In September 1999, the State unexpectedly indicated it could not commit to achieve the population levels required by the contract or to pay for the full utilization of the facility as provided for in the contract during the remaining term of the contract, and subsequently, the Company discontinued operations of the facility on September 24, 1999. The Company is currently pursuing payment of all funds that would be owed under the original contract from the commencement of operation as well as damages for breach of the contract by the State. The Company did not incur any material losses in conjunction with this closure. At December 31, 2002, the Company has not reserved any of the approximately $673,000 receivable from the State, as the Company does not believe that it is probable that the asset has been impaired and, accordingly, expects collection of the full amount of the receivable.


NOTE O - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income
(loss) per share in accordance with SFAS No. 128:

                                                                     Years Ended December 31,
                                                              --------------------------------------
                                                                  2002         2001         2000
                                                              --------------------------------------
     Numerator:
        Net income (loss)                                       $  2,363     $ (5,880)    $  5,788
                                                              ======================================

     Denominator:
        Basic income (loss) per share:
        Weighted average shares outstanding                       10,155       10,181       11,366
        Effect of dilutive securities - stock options
           and warrants                                               40            -            1
                                                              --------------------------------------

        Denominator for diluted income (loss) per share           10,195       10,181       11,367
                                                              ======================================

        Net income (loss) per common share - basic              $   0.23     $  (0.58)    $   0.51
                                                              ======================================
        Net income (loss) per common share - diluted            $   0.23     $  (0.58)    $   0.51
                                                              ======================================

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE O - EARNINGS (LOSS) PER SHARE (continued)

During the years ended December 10, 2002, 2001, and 2000, there were approximately 691,000, 838,000 and 907,000 common stock equivalents, respectively, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive. There were no dilutive securities during the year ended December 31, 2001.

NOTE P - STOCK OPTIONS

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

For purposes of the pro forma presentation in NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2001, and 2000.

                                         Years Ended December 31,
                              ------------------------------------------------
                                  2002             2001             2000
                              ------------------------------------------------
     Volatility                         75%              75%              75%
     Risk free rate                   5.00%            5.00%            5.50%
     Expected life                  3 years          3 years          3 years

The weighted average fair value of options granted during 2002, 2001, and 2000, for which the exercise price equals the market price on the grant date was $0.24, $1.16, and $2.16, respectively.

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

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE P - STOCK OPTIONS (continued)

Stock option activity during 2002, 2001, and 2000 is summarized below:

                                                        Weighted-Average
                                             Options      Exercise Price
                                       ----------------------------------

     Balance, December 31, 1999              932,125             $ 10.34
        Granted                               59,000                4.11
        Exercised                                  -                   -
        Canceled                             (83,875)              13.67
                                       ---------------
     Balance, December 31, 2000              907,250                9.66
        Granted                               75,000                2.23
        Exercised                                  -                   -
        Canceled                            (144,000)              11.21
                                       ---------------
     Balance, December 31, 2001              838,250                8.73
        Granted                              250,000                1.73
        Exercised                                  -                   -
        Canceled                            (357,500)               8.71
                                       ---------------
     Balance, December 31, 2002              730,750                6.33
                                       ===============


The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2002:

                                            Weighted-Average
                                                   Remaining    Weighted-Average
               Range of          Number     Contractual Life      Exercise Price
        Exercise Prices     Outstanding              (Years)           ($/share)
     ---------------------------------------------------------------------------
        $  1.61 -  4.12         317,500                  8.2             $  1.90
           4.12 -  6.18          13,000                  7.1                4.32
           6.18 -  8.25         210,000                  6.2                7.48
           8.25 - 10.31          15,000                  3.3                8.75
          10.31 - 12.37           5,000                  1.0               10.75
          12.37 - 14.44         170,250                  0.2               12.98
                          --------------
                                730,750                  2.3                6.33
                          ==============

                                            Weighted-Average
               Range of          Number       Exercise Price
        Exercise Prices     Exercisable            ($/share)
     --------------------------------------------------------
        $  1.61 -  4.12          29,333              $  2.47
           4.12 -  6.18           8,667                 4.32
           6.18 -  8.25         210,000                 7.48
           8.25 - 10.31          15,000                 8.75
          10.31 - 12.37           5,000                10.75
          12.37 - 14.44         170,250                12.98
                          --------------
                                438,250                 9.21
                          ==============

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE Q - EMPLOYEE BENEFIT PLANS

On July 1, 1996, the Company adopted a contributory retirement plan under
Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $11,000 in 2002, and $10,500 in 2001 and 2000. For the years ended 2001 and 2000, the Company had two separate plans, both established prior to the merger in 1999, for CSC and YSI employees. Beginning January 1, 2002, the Company merged the plans into a single plan for employees. The Company accrued or contributed $120,000, $119,000, and $154,000, in 2002, 2001, and 2000, respectively, to the plan. No Company contributions were made to the YSI plan for the 2001 and 2000 plan years.

NOTE R - SELF INSURANCE

The Company has obtained an aggregate excess workers' compensation policy, which limits the Company's exposure to a maximum of $4.5 million and $3.5 million as of December 31, 2002 and 2001, respectively. The estimated insurance liability totaling $1.3 million and $1.1 million on December 31, 2002 and 2001, respectively, is based upon review by the Company of claims filed through December 31, 2002, and represents the Company's estimated exposure on these claims.

The Company maintains a group health plan subject to a loss limit of $150,000 per individual. At December 31, 2002 the plan had approximately 2,300 participants and a medical insurance liability of $1.8 million. This liability approximates, on average, two months of claims paid during the year ended December 31, 2002 and represents the Company's estimated liability as of December 31, 2002.

NOTE S - RELATED PARTY TRANSACTIONS

In May 2000, the Company was awarded a contract from the Federal Bureau of Prisons to operate a community corrections center, often referred to as a halfway house, in New York, New York. Subject to approval by the Bureau of Prisons, the Company planned to use a building purchased shortly thereafter by the Company's President and Chief Executive Officer, as the facility for the halfway house and paid for certain leasehold renovations and other costs with respect to the building. Due to community opposition, the Company was unable to use the building as a halfway house and requested the President pay for all leasehold renovations, and other associated costs incurred by the Company of approximately $558,000. The President paid these costs in full during 2001.

A director of CSC is a member of a law firm that provides legal services as the Company's legal counsel. Payments to this firm amounted to approximately $47,000, $98,000, and $270,000 in legal fees from the Company for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE T - SUBSEQUENT EVENTS

On February 26, 2003, the Company was assessed a $300,000 civil penalty by the New York Temporary State Commission on Lobbying, related to deficiencies in its reporting of lobbying activities between January 1, 2000 and June 30, 2001. The penalty was accrued for in 2002 and paid in full in March 2003.

               CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE U - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2002 (in thousands).

                             First Quarter         Second Quarter         Third Quarter        Fourth Quarter
                        -----------------------------------------------------------------------------------------
                            2002       2001       2002       2001       2002       2001       2002        2001
                        -----------------------------------------------------------------------------------------
Revenues                  $ 40,057   $ 45,090   $ 40,611   $ 44,394   $ 39,129   $ 42,344   $ 40,611   $ 42,590
Operating Expenses          38,595     45,306     38,920     44,435     37,713     50,375     40,768     41,201
                        -----------------------------------------------------------------------------------------
Operating income
 (loss)                      1,462       (216)     1,691        (41)     1,416     (8,031)      (157)     1,389
Other income
 (expense) including
 income taxes                 (921)      (351)    (1,063)      (380)      (944)     2,732        879       (982)
                        -----------------------------------------------------------------------------------------
Net income (loss)         $    541      ($567)  $    628      ($421)  $    472    ($5,299)  $    722   $    407
                        =========================================================================================

Basic and diluted
 earnings (loss) per
 share:
Net income (loss)         $   0.05     ($0.06)  $   0.06     ($0.04)  $   0.05     ($0.52)  $   0.07   $   0.04
                        =========================================================================================