Form 10-Q
period 2003-03-31
CORRECTIONAL SERVICES CORP
filed 2003-05-15
CIK 914670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of common stock outstanding on April 30, 2003: 10,155,275

CORRECTIONAL SERVICES CORPORATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands)

ASSETS	MARCH 31, 2003	DECEMBER 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$4,202	$4,327
Restricted cash	1,941	1,861
Accounts receivable, net	24,925	24,468
Deferred tax asset	3,008	3,008
Prepaid expenses and other current assets	1,522	1,329

Total current assets	35,598	34,993

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	43,780	39,204

OTHER ASSETS
Deferred tax asset, net of current portion	7,832	8,122
Goodwill, net	679	679
Other	5,069	5,090

TOTAL ASSETS	$92,958	$88,088

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,215	$16,852
Current portion of restructuring, impairment and loss contract reserve	300	472
Current portion of loans payable and other long-term liabilities	278	278
Current portion of capital lease obligation	220	220

Total current liabilities	19,013	17,822

LONG TERM LIABILITIES
Capital lease obligation	10,129	10,183
Other long-term liabilities	8,633	8,694
Loans payable and line of credit	3,749	309
Loss contract reserve, net of current portion	995	1,072

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 30,000 shares authorized, 11,373 shares issued and 10,155 shares outstanding in 2003 and 2002	114	114
Additional paid-in capital	82,797	82,797
Accumulated deficit	(29,481)	(29,912)
Treasury stock, at cost	(2,991)	(2,991)

	50,439	50,008

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$92,958	$88,088

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

THREE MONTHS ENDED MARCH 31,	2003	2002

Revenues	$38,027	$40,057
Facility operating expenses	34,227	36,524

Contribution from operations	3,800	3,533
Other operating expenses:
General and administrative	2,433	2,071

Operating income	1,367	1,462
Interest and other expense, net	603	563

Income before income taxes	764	899
Income tax expense	333	358

Net income	$431	$541

Basic and diluted net income per share	$0.04	$0.05

Number of shares used to compute net income per share:
Basic	10,155	10,155
Diluted	10,246	10,163

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

THREE MONTHS ENDED MARCH 31,	2003	2002

Cash flows from operating activities:
Net income	$431	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,053	1,016
Deferred income tax expense	290	358
Changes in operating assets and liabilities:
Restricted cash	(80)	—
Accounts receivable	(457)	3,260
Prepaid expenses and other current assets	(192)	169
Restructuring, impairment and loss contract reserves	(249)	(1,107)
Accounts payable and accrued liabilities	1,364	(1,431)

Net cash provided by operating activities:	2,160	2,806

Cash flows from investing activities:
Capital expenditures	(5,549)	(321)
Proceeds from the sale of property, equipment and improvements	—	5
Other assets	(125)	60

Net cash used in investing activities:	(5,674)	(256)

Cash flows from financing activities:
Proceeds (payments) on loan payable, net	3,441	(3,000)
Payments on other long-term obligation	(62)	—
Payments on capital lease obligation	(54)	—
Long-term portion of prepaid lease	64	69

Net cash provided by (used in) financing activities:	3,389	(2,931)

Net decrease in cash and cash equivalents	(125)	(381)
Cash and cash equivalents at beginning of period	4,327	932

Cash and cash equivalents at end of period	$4,202	$551

Non-cash investing activities
Assets written off against restructuring reserve	$—	$280

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$484	$306

Income taxes	$8	$(17)

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – DEBT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with those covenants as of March 31, 2003. The credit facility consists of an up to $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of March 31, 2003, there is approximately $3.4 million outstanding under this revolving line of credit and the remaining availability under the revolving line of credit is approximately $5.6 million taking into consideration collateral limitations and $3.2 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 (in thousands):

THREE MONTHS ENDED MARCH 31,	2003	2002

Numerator:
Net Income	$431	$541

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,155	10,155
Effect of dilutive securities – stock options	91	8

Denominator for diluted earnings per share	10,246	10,163

During the three-month periods ended March 31, 2003 and 2002 there were approximately 430,000 and 826,000 common stock equivalents, respectively, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

NOTE 4 – STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which: (i) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) requires disclosure about those effects in interim financial information. The Company has not adopted the fair value based method of accounting for stock-based employee compensation. Items (ii) and (iii) of the new requirements in SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the reporting requirements of item (ii) and is including the reporting requirements of item (iii) for the three months ended March 31, 2003 and 2002.

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

FOR THE THREE MONTHS ENDED MARCH 31,	2003	2002

Net income, as reported	$431	$541
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards	(27)	(116)

Pro forma net income)	$404	$425

Income per common share – basic
As reported	$0.04	$0.05
Pro forma	0.04	0.04
Income per common share – diluted
As reported	$0.04	$0.05
Pro forma	0.04	0.04

NOTE 5 – RESTRUCTURING AND IMPAIRMENT RESERVE

During the fourth quarter of 2002, the Company recorded charges of $3.3 million arising from a loss contract and the impairment of property, equipment and leasehold improvements at its Keweenaw, Michigan facility. The estimated future losses on contracts are based on management’s estimate of future results of operations. The impairment of the aforementioned assets is based on the present value of the estimated future cash flows of the facility in relation to the book value of the assets. The 2002 charges also include a loss contract reserve of $220,000 related to the Bayamon, Puerto Rico facility.

The composition of loss contract reserves, which primarily relate to the loss contract at the Keweenaw facility, as of March 31, 2003 is as follows:

Current portion	$300
Non-current portion	995

$1,295

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (Issued 6/02). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management has adopted the provisions of SFAS No. 146, which did not have a material effect on the Company’s financial position or results of operations.

NOTE 6 – GOODWILL

The Company has analyzed goodwill at the juvenile division reporting level, as of January 1, 2003 and determined that there is no impairment of goodwill. There is no purchased goodwill associated with the adult division.

NOTE 7 – CONTINGENCIES

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defense to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s most recent Annual Report on Form 10-K filed on March 31, 2003, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The Company believes that the outcome of these claims will not have a material adverse effect on its financial condition or results of operations.

Since the Company filed its most recent Annual Report on Form 10-K on March 31, 2003, the Company has not been served with any new claims or litigation that reasonably could be expected to have a material adverse effect on its financial condition or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the ability to meet financial covenants; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company does not undertake any obligation to update any forward-looking statements.

General

Correctional Services Corporation and its wholly owned subsidiaries (the “Company”) is one of the largest and most comprehensive providers of juvenile rehabilitative services with 18 facilities and approximately 2,700 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 11 facilities representing approximately 4,300 beds. On a combined basis, as of March 31, 2003, the Company provided services in 14 states, representing approximately 7,000 beds including aftercare services.

Results of Operations

The following tables sets forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES

THREE MONTHS ENDED MARCH 31,	2003	2002

Revenues	100.0%	100.0%
Facility operating expenses	90.0%	91.2%

Contribution from operations	10.0%	8.8%
Other operating expenses:
General and administrative	6.4%	5.2%

Operating income	3.6%	3.6%
Interest and other expense, net	1.6%	1.4%

Income before income taxes	2.0%	2.2%
Income tax provision	0.9%	0.9%

Net income	1.1%	1.3%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues decreased by $2.0 million or 5.1% for the three months ended March 31, 2003 to $38.0 million compared to the same period in 2002 due primarily to:

•

a decrease of $3.3 million from the termination of contracts at six unprofitable juvenile facilities (549 beds in 2002, 141 beds in 2003); partially offset by

•

an increase of $1.3 million from net population and per diem increases at existing facilities.

As various state and local government agencies face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed. Subsequent to March 31, 2003, the Company has notified the contracting agencies of its intent to terminate the operating contracts of two unprofitable facilities during 2003. The two facilities account for approximately 250 beds, and the Company expects to exit both facilities by August 2003.

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have increased, as the Company has been able to fill beds vacated by state and local agencies with higher per diem federal inmates, and the Company has been successful seeking out-of-state inmates at certain locations.

Overall operating expenses decreased $2.3 million or 6.3% for the three months ended March 31, 2003 to $34.2 million compared to the same period in 2002. As a percentage of revenues, operating expenses decreased to 90.0% for the three months ended March 31, 2003 from 91.2% for the three months ended March 31, 2002. The decrease in operating expenses as a percentage of revenue was principally due to a credit of approximately $450,000 that the Company recorded related to accrued resident medical expenses incurred in prior periods that were settled by the Company at less than the amount originally recorded.

General and administrative expenses increased $362,000 or 17.5% for the three months ended March 31, 2003 compared to the same period in 2002. As a percentage of revenues, general and administrative expenses increased to 6.4% for the three months ended March 31, 2003 from 5.2% for the three months ended March 31, 2002. The increase in 2003 was primarily due to increases in general liability insurance costs, professional and consulting fees, and corporate payroll, compared to the same period in 2002. The increase in corporate payroll was primarily related to severance paid in relation to the elimination of an executive position, and an increase in the Company’s Business Development department, as the Company enhances its focus on obtaining new facility contracts. However, there can be no assurance that the Company will be successful in obtaining new facility contracts.

Interest expense, net of interest income, was $603,000 for the three months ended March 31, 2003 compared to interest expense, net of interest income of $563,000 for the three months ended March 31, 2002, a net increase in interest expense of $40,000. The increase is primarily related to the Company’s sale of its Phoenix and Florence, Arizona facilities in 2002, which under applicable accounting principles resulted in the recognition of a long-term liability and a capital lease obligation with higher imputed interest rates than the bank debt to which the Company was subject prior to the sale of those facilities.

For the three months ended March 31, 2003 and 2002, the Company recognized income tax expense of $333,000 and $358,000, respectively. For the three months ended March 31, 2003, the Company’s effective tax rate increased to 43.6%, from 40.0% for the same period in 2002, primarily related to nondeductible expenses in the 2003 period.

Liquidity and Capital Resources

At March 31, 2003, the Company had $4.2 million of cash and working capital of $16.6 million compared to December 31, 2002 when the Company had $4.3 million in cash and working capital of $17.2 million.

Net cash provided by operating activities was $22 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $2.8 million for the three months ended March 31, 2002. The change was attributable primarily to the timing of receipts on accounts receivables, and payments on accounts payables.

Net cash of $5.7 million was used in investing activities during the three months ended March 31, 2003 as compared to $256,000 used in investing activities in the three months ended March 31, 2002. During the 2003 period, the Company’s primary use of funds was the purchase of property and capitalization of construction and design costs at the Company’s Tacoma site. The Company also used $430,000 in deposits towards the purchase of the Tacoma property. In the comparable period for 2002, such cash was used principally for the purchase of property and equipment at existing facilities.

Net cash of $3.4 million was provided by financing activities for the three months ended March 31, 2003 as compared to $2.9 million used in financing activities for the three months ended March 31, 2002. During 2003, funds from financing activities were primarily provided by borrowings on the Company’s revolving line of credit, related to the purchase of the Tacoma property discussed above. During the 2002 period the Company’s primary uses of funds were net repayments on senior debt.

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with those covenants as of March 31, 2003. The credit facility consists of an up to $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of March 31, 2003, there is approximately $3.4 million outstanding under this revolving line of credit and the remaining availability under the revolving line of credit is approximately $5.6 million taking into consideration collateral limitations and $3.2 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

The Company had construction commitments of approximately $6.0 million at March 31, 2003, related to a project the Company was awarded in July 2002 to construct a 500-bed detention center in Tacoma, Washington, which will be used principally by the INS. The Company currently operates a 200-bed INS facility in Seattle, Washington, which will be closed upon completion of the new detention center. The agreement for the new facility has an initial term of one year, subject to annual renewals through the fifth year. The Company is currently structuring a financing arrangement by means of the issuance of non-recourse bonds through the Washington Economic Development Finance Authority (WEDFA) for approximately $68.7 million, which is expected to be sufficient to fund the total project costs, including costs incurred by the Company prior to issuance. Upon issuance, WEDFA will loan the bond proceeds to CSC of Tacoma LLC, a wholly-owned subsidiary of the Company. It is anticipated that proceeds from the operation of the new facility will fund the repayment of these non-recourse bonds; however, there can be no assurance that the Company will be able to obtain financing to fund this project. The Company has no other construction commitments as of March 31, 2003.

The Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurance that the Company’s operations together with amounts available under the revolving line of credit, which expires in 2005, will continue to be sufficient to finance its existing level of operations, fund startup costs and meet its debt service obligations.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note A to our financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2002. The significant accounting policies and estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Revenue Recognition and Accounts Receivable

Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. For the three months ended March 31, 2003 and 2002, the Company made no significant adjustments to the carrying values of accounts receivables.

Asset Impairments

As of March 31, 2003, the Company had approximately $43.8 million in long-lived property and equipment and assets under capital leases. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impairment of assets for the three months ended March 31, 2003 and 2002.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the three months ended March 31, 2003 and 2002, the Company made no valuation adjustments to the carrying values of deferred tax assets or liabilities.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the three months ended March 31, 2003, the Company recorded no loss contract reserves.

New Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has adopted this standard which did not have a material effect on the Company’s financial position or results of operations.

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company’s current financing is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. The Company’s subordinated debt and mortgage on property accrues interest at fixed rates of interest.

The table below presents the principal amounts, weighted average interest rates, and fair value by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights stated in the Credit Agreement.

	Expected Maturity Dates

		2003	2004	2005	2006	2007	There after	Total	Fair Value

Fixed rate debt (in thousands)		$3	$3	$4	$302	$—	$—	$312	$312

Weighted average Interest Rate at March 31, 2003	10.00%

Variable rate LIBOR debt (in thousands)		$—	$—	$3,440	$—	$—	$—	$3,440	$3,440

Weighted average interest Rate at March 31, 2003	5.34%

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defenses to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s most recent Annual Report on Form 10-K filed on March 31, 2003, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The Company believes that the outcome of these claims will not have a material adverse effect on its financial condition or results of operations.

Since the Company filed its most recent Annual Report on Form 10-K on March 31, 2003, the Company has not been served with any new claims or litigation that reasonably could be expected to have a material adverse effect on its financial condition or results of operations.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)

Exhibits

10.74.2	Amendment No. 1 to Loan and Security Agreement, dated May 15, 2003, between CSC and General Electric Capital Corporation.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

The Company filed a Form 8-K on May 14, 2003 to announce its earnings and results of operations for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION Registrant
By:	/s/ BERNARD A. WAGNER

Bernard A. Wagner, Senior Vice President Chief Financial Officer
Dated: May 15, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ BERNARD A. WAGNER

Bernard A. Wagner Senior Vice President and Chief Financial Officer