Form 10-Q
period 2003-06-30
CORRECTIONAL SERVICES CORP
filed 2003-08-14
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Number of shares of common stock outstanding on August 4, 2003: 10,157,274

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

ASSETS	JUNE 30, 2003	DECEMBER 31, 2002
CURRENT ASSETS
Cash and cash equivalents	$4,365	$4,327
Restricted cash	498	1,861
Accounts receivable, net	22,477	24,468
Deferred tax asset	2,869	3,008
Prepaid expenses and other current assets	1,430	1,329

Total current assets	31,639	34,993

PROPERTY, EQUIPMENT, CONSTRUCTION IN PROGRESS AND LEASEHOLD IMPROVEMENTS, NET	53,970	39,204

OTHER ASSETS
Restricted cash	42,520	—
Deferred loan costs and other assets	10,862	5,090
Deferred tax asset, net of current portion	7,551	8,122
Goodwill, net	679	679

TOTAL ASSETS	$147,221	$88,088

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,938	$16,852
Current portion of long-term liabilities	757	970

Total current liabilities	17,695	17,822

LONG TERM LIABILITIES
Note payable	57,240	—
Capital lease obligation	10,074	10,183
Other long-term liabilities	8,555	8,694
Loan payable and line of credit	1,825	309
Loss contract reserve, net of current portion	961	1,072
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 30,000 shares authorized and 11,373 shares issued in 2003 and 2002, 10,157 and 10,155 shares outstanding in 2003 and 2002, respectively	114	114
Additional paid-in capital	82,800	82,797
Accumulated deficit	(29,052)	(29,912)
Treasury stock, at cost	(2,991)	(2,991)

	50,871	50,008

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$147,221	$88,088

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

SIX MONTHS ENDED JUNE 30,	2003	2002
Revenues	$73,056	$80,668
Facility operating expenses	65,564	73,292

Contribution from operations	7,492	7,376

Other operating expenses:
General and administrative	4,784	4,269
Gain on disposal of assets	(20)	(46)

	4,764	4,223

Operating income	2,728	3,153
Interest expense, net	1,213	1,214

Income before income taxes	1,515	1,939
Income tax expense	655	770

Net income	$860	$1,169

Basic net income per share	$0.08	$0.12

Diluted net income per share	$0.08	$0.11

Number of shares used to compute net income per share:
Basic	10,156	10,155
Diluted	10,248	10,182

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

THREE MONTHS ENDED JUNE 30,	2003	2002
Revenues	$35,029	$40,611
Facility operating expenses	31,337	36,720

Contribution from operations	3,692	3,891

Other operating expenses:
General and administrative	2,351	2,246
Gain on disposal of assets	(20)	(46)

	2,331	2,200

Operating income	1,361	1,691
Interest expense, net	610	651

Income before income taxes	751	1,040
Income tax expense	322	412

Net income	$429	$628

Basic and diluted net income per share	$0.04	$0.06

Number of shares used to compute net income per share:
Basic	10,156	10,155
Diluted	10,251	10,213

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

SIX MONTHS ENDED JUNE 30,	2003	2002
Cash flows from operating activities:
Net income	$860	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,972	2,359
Deferred income tax expense	711	770
Loss (gain) on disposal of assets	(20)	(46)
Changes in operating assets and liabilities:
Restricted cash	1,363	—
Accounts receivable	1,991	3,215
Prepaid expenses and other current assets	(101)	(14)
Restructuring, impairment and loss contract reserves	(323)	(1,099)
Accounts payable and accrued liabilities	86	(1,510)

Net cash provided by operating activities:	6,539	4,844

Cash flows from investing activities:
Capital expenditures	(16,440)	(1,014)
Note proceeds invested in non-current restricted cash	(42,520)	—
Proceeds from the sale of property, equipment and improvements	2	17
Other assets	117	(156)

Net cash used in investing activities:	(58,841)	(1,153)

Cash flows from financing activities:
Proceeds (payments) on line of credit, net	1,516	(3,801)
Proceeds from note payable, net of issuance costs	51,052	—
Payments on capital lease and other long-term obligations	(231)	—
Payment on subordinated debt	—	(10)
Stock options exercised	3	—

Net cash provided by (used in) financing activities:	52,340	(3,811)

Net increase (decrease) in cash and cash equivalents	38	(120)
Cash and cash equivalents at beginning of period	4,327	932

Cash and cash equivalents at end of period	$4,365	$812

Non-cash investing and financing activities
Assets written off against restructuring reserve	$—	$280

Note receivable exchanged for property sold	$—	$420

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$594	$571

Income taxes	$158	$54

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATIONAND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2003, and for the six and three months ended June 30, 2003 and 2002, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Certain reclassifications were made to 2002 amounts to conform to the 2003 presentation.

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard, which did not have a material effect on the Company’s financial position or results of operations.

NOTE 3 – LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with those covenants as of June 30, 2003. The credit facility consists of an up to $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of June 30, 2003, there is approximately $1.5 million outstanding under this revolving line of credit and the remaining availability under the revolving line of credit is approximately $5.9 million taking into consideration $6.6 million in collateral limitations and $5.0 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

The Company has a $309,000 mortgage payable at June 30, 2003, that matures in 2006 and is secured by restricted cash in an amount that approximates the remaining total of payments.

NOTE 4 – RESTRICTED CASH AND NOTE PAYABLE

On June 30, 2003, the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority (WEDFA), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust as follows:

Issuance costs reserve	$6,268
Construction fund reserve	41,400
Debt service and other reserves	9,572

$57,240

The proceeds of the note in the construction fund are being used to complete a 500-bed detention facility in Tacoma, Washington, to be utilized by the Bureau of Immigration and Customs Enforcement (BICE). The total expected construction costs of the project are approximately $50.1 million, of which $16.4 million has been expended, including $8.0 million which was funded by the Company in current and prior periods. The note discount, and the loan issuance costs which are classified as deferred loan costs, will be amortized using the effective interest method over the term of the note. Construction on the facility is expected to be complete by early 2004. The note is secured by the facility, and payments will be made primarily from the revenues of the facility, which will be used to make the debt service payments on the bonds. The annual blended interest rate ranges between 3.3% and 4.1% during the term of the note. The effective rate of the note, net of interest earned on the debt service reserve fund and amortization of the note discount and loan issuance costs, is approximately 5.0%, and the note matures in October 2014.

Included in non-current restricted cash as of June 30, 2003 are funds held in trust as follows:

Construction fund reserve	$33,005
Debt service and other reserves	9,515

Total long-term restricted funds	$42,520

Following are the annual maturities of the note payable:

2003	$—
2004	—
2005	4,705
2006	4,905
2007	5,130
Thereafter	42,676

Total	57,415
Less: Discount	(175)

$57,240

NOTE 5 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 (in thousands):

SIX MONTHS ENDED JUNE 30,	2003	2002
Numerator:
Net Income	$860	$1,169

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,156	10,155
Effect of dilutive securities – stock options	92	27

Denominator for diluted earnings per share	10,248	10,182

THREE MONTHS ENDED JUNE 30,	2003	2002
Numerator:
Net Income	$429	$628

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,156	10,155
Effect of dilutive securities – stock options	95	58

Denominator for diluted earnings per share	10,251	10,213

During the six and three-month periods ended June 30, 2003 and 2002 there were approximately 410,000 common stock equivalents that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

NOTE 6 – STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which: (i) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) requires disclosure about those effects in interim financial information. The Company has not adopted the fair value based method of accounting for stock-based employee compensation. Items (ii) and (iii) of the new requirements in SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the reporting requirements of item (ii) and is including the reporting requirements of item (iii) for the six and three months ended June 30, 2003 and 2002.

The Company follows the disclosure provisions of SFAS No. 123, which establishes a fair value based method of accounting for stock-based employee compensation plans; however, the Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

FOR THE SIX MONTHS ENDED JUNE 30,	2003	2002
Net income, as reported	$860	$1,169
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards	(52)	(223)

Pro forma net income	$808	$946

Income per common share – basic
As reported	$0.08	$0.12
Pro forma	0.08	0.09

Income per common share – diluted
As reported	$0.08	$0.11
Pro forma	0.08	0.09

FOR THE THREE MONTHS ENDED JUNE 30,	2003	2002
Net income, as reported	$429	$628
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards	(25)	(107)

Pro forma net income	$404	$521

Income per common share – basic
As reported	$0.04	$0.06
Pro forma	0.04	0.05

Income per common share – diluted
As reported	$0.04	$0.06
Pro forma	0.04	0.05

NOTE 7 – LOSS CONTRACT RESERVE

During the fourth quarter of 2002, the Company recorded charges of $3.3 million arising from a loss contract ($1.3 million) and the impairment of property, equipment and leasehold improvements ($2.0 million) at its Keweenaw, Michigan facility. The estimated future losses on contracts are based on management’s estimate of future results of operations. The impairment of the aforementioned assets is based on the present value of the estimated future cash flows of the facility in relation to the book value of the assets. The 2002 charges also include a loss contract reserve of $220,000 related to the Bayamon, Puerto Rico facility, which was fully amortized during the first quarter of 2003. The change in the loss contract reserve for the six months ended June 30, 2003 was as follows:

Loss contract reserve at December 31, 2002	$1,544
Amortization associated with current period operations	(323)

Remaining reserve at June 30, 2003	$1,221

The composition of loss contract reserve, which relates to the loss contract at the Keweenaw facility, as of June 30, 2003 is as follows:

Current portion	$260
Non-current portion	961

$1,221

NOTE 8 – CONTINGENCIES

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

General

Correctional Services Corporation and its wholly owned subsidiaries (the “Company”) is one of the largest and most comprehensive providers of juvenile rehabilitative services with 19 facilities and approximately 2,500 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 12 facilities representing approximately 4,500 beds. On a combined basis, as of June 30, 2003, the Company provided services in 15 states, representing approximately 7,000 beds including aftercare services.

Results of Operations

The following tables set forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES
SIX MONTHS ENDED JUNE 30,	2003	2002
Revenues	100.0%	100.0%
Facility operating expenses	89.7%	90.9%

Contribution from operations	10.3%	9.1%

Other operating expenses:
General and administrative	6.6%	5.3%
Gain on disposal of assets	(0.0)%	(0.1)%

	6.6%	5.2%

Operating income	3.7%	3.9%
Interest expense, net	1.7%	1.5%

Income before income taxes	2.0%	2.4%
Income tax expense	0.8%	0.9%

Net income	1.2%	1.5%

PERCENTAGE OF TOTAL REVENUES
THREE MONTHS ENDED JUNE 30,	2003	2002
Revenues	100.0%	100.0%
Facility operating expenses	89.5%	90.4%

Contribution from operations	10.5%	9.6%

Other operating expenses:
General and administrative	6.7%	5.6%
Gain on disposal of assets	(0.1)%	(0.1)%

	6.6%	5.5%

Operating income	3.9%	4.1%
Interest expense, net	1.8%	1.6%

Income before income taxes	2.1%	2.5%
Income tax expense	0.9%	1.0%

Net income	1.2%	1.5%

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues decreased by $7.6 million or 9.4% for the six months ended June 30, 2003 to $73.1 million compared to the same period in 2002 due primarily to:

•	a decrease of $9.5 million from the termination of contracts at eight juvenile facilities (549 beds in 2002, 541 beds in 2003); partially offset by

•	an increase of $1.9 million from net population increases at existing facilities.

As various state and local government agencies face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed. Subsequent to June 30, 2003, the Company received notification from a contracting agency of its intent to terminate its 152-bed operating contract by August 31, 2003. The Company is currently working with the contracting agency to determine an alternative use for the facility.

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have increased, as the Company has been able to fill beds vacated by state and local agencies with higher per diem federal inmates, and the Company has been successful seeking out-of-state inmates at certain locations.

Overall operating expenses decreased $7.7 million or 10.5% for the six months ended June 30, 2003 to $65.6 million compared to the same period in 2002. As a percentage of revenues, operating expenses decreased to 89.7% for the six months ended June 30, 2003 from 90.9% for the six months ended June 30, 2002. The decrease in operating expenses as a percentage of revenue was principally due to decreased medical insurance claims paid by the Company on behalf of it employees and improved payroll costs at existing facilities, which were partially offset by increased worker’s compensation and general liability insurance costs. Additionally, the Company’s revenue base has shifted toward higher margin adult facilities, as discussed above.

General and administrative expenses increased $515,000 or 12.1% for the six months ended June 30, 2003 compared to the same period in 2002. As a percentage of revenues, general and administrative expenses increased to 6.6% for the six months ended June 30, 2003 from 5.3% for the six months ended June 30, 2002. The increase in 2003 was primarily due to increases in general liability insurance costs, professional and consulting fees, and corporate payroll, compared to the same period in 2002. The increase in corporate payroll was primarily related to severance paid in relation to the elimination of an executive position, and an increase in the Company’s Business Development department, as the Company enhances its focus on obtaining new facility contracts. However, there can be no assurance that the Company will be successful in obtaining new facility contracts.

Interest expense, net of interest income, remained consistent at $1.2 million for both periods ending June 30, 2003 and 2002. The Company incurred interest charges during the 2003 period primarily related to the 2002 sale of its Phoenix and Florence, Arizona facilities, which under applicable accounting principles resulted in the recognition of a long-term liability and a capital lease obligation with higher imputed interest rates than the bank debt to which the Company was subject prior to the sale of those facilities, and interest on outstanding letters of credit. Interest incurred during the comparable period in 2002 was related primarily to borrowings under the Company’s line of credit, and the amortization of deferred loan costs. During the six months ended June 30, 2003, the Company capitalized interest of approximately $80,000 related to interest incurred for funds borrowed to finance the construction of its Tacoma, Washington facility.

For the six months ended June 30, 2003 and 2002, the Company recognized income tax expense of $655,000 and $770,000, respectively. For the six months ended June 30, 2003, the Company’s effective tax rate increased to 43.2%, from 39.7% for the same period in 2002, primarily related to nondeductible expenses in the 2003 period.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenues decreased by $5.6 million or 13.8% for the three months ended June 30, 2003 to $35.0 million compared to the same period in 2002 due primarily to:

•	a decrease of $6.1 million from the termination of contracts at six juvenile facilities (389 beds in 2002, 541 beds in 2003); partially offset by

•	an increase of $500,000 from net population increases at existing facilities.

As various state and local government agencies face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed. Subsequent to June 30, 2003, the Company received notification from a contracting agency of its intent to terminate its 152-bed operating contract by August 31, 2003. The Company is currently working with the contracting agency to determine an alternative use for the facility.

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have increased, as the Company has been able to fill beds vacated by state and local agencies with higher per diem federal inmates, and the Company has been successful seeking out-of-state inmates at certain locations.

Overall operating expenses decreased $5.4 million or 14.7% for the three months ended June 30, 2003 to $31.3 million compared to the same period in 2002. As a percentage of revenues, operating expenses decreased to 89.5% for the three months ended June 30, 2003 from 90.4% for the three months ended June 30, 2002. The decrease in operating expenses as a percentage of revenue was principally due to improved payroll costs at existing facilities and decreased medical insurance claims paid by the Company on behalf of its employees. Additionally, the Company’s revenue base has shifted toward higher margin adult facilities, as discussed above.

General and administrative expenses increased $105,000 or 4.7% for the three months ended June 30, 2003 compared to the same period in 2002. As a percentage of revenues, general and administrative expenses increased to 6.7% for the three months ended June 30, 2003 from 5.6% for the three months ended June 30, 2002. The increase in 2003 was primarily due to increases in general liability insurance costs, professional and consulting fees, and corporate payroll, compared to the same period in 2002. The increase in corporate payroll was primarily related to an increase in the Company’s Business Development department, as the Company enhances its focus on obtaining new facility contracts; however, there can be no assurance that the Company will be successful in obtaining new facility contracts.

Interest expense, net of interest income, was $610,000 for the three months ended June 30, 2003 compared to interest expense, net of interest income of $651,000 for the three months ended June 30, 2002, a net decrease in interest expense of $41,000. The Company incurred interest charges during the 2003 period primarily related to the 2002 sale of its Phoenix and Florence, Arizona facilities, which under applicable accounting principles resulted in the recognition of a long-term liability and a capital lease obligation with higher imputed interest rates than the bank debt to which the Company was subject prior to the sale of those facilities, and interest on outstanding letters of credit. Interest incurred during the comparable period in 2002 was related primarily to borrowings under the Company’s line of credit, and the amortization of deferred loan costs.

For the three months ended June 30, 2003 and 2002, the Company recognized income tax expense of $322,000 and $412,000, respectively. For the three months ended June 30, 2003, the Company’s effective tax rate increased to 42.9%, from 39.6% for the same period in 2002, primarily related to nondeductible expenses in the 2003 period.

Liquidity and Capital Resources

At June 30, 2003, the Company had $4.4 million of cash and working capital of $14.4 million compared to December 31, 2002 when the Company had $4.3 million in cash and working capital of $17.2 million.

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2003 compared to net cash provided by operating activities of $4.8 million for the six months ended June 30, 2002. The change was attributable primarily to the timing of receipts on accounts receivables, and payments on accounts payables, and the conversion of $1.4 million from restricted cash to available cash. At December 31, 2002, the Company included in restricted cash a $1.4 million certificate of deposit that secured a letter of credit. The letter of credit was replaced by a new $1.0 million letter of credit in June 2003 that reduces the availability on the Company’s line of credit by the same amount, in accordance with the credit facility agreement. The new letter of credit is not collateralized with restricted cash.

Net cash of $58.8 million was used in investing activities during the six months ended June 30, 2003 as compared to $1.2 million used in investing activities in the six months ended June 30, 2002. During the 2003 period, the Company’s use of funds included the purchase of property and payment for construction and design costs at the Company’s Tacoma, Washington site. Additionally, proceeds were invested in non-current restricted cash to fund further construction costs. In the comparable period for 2002, such cash was used principally for the purchase of property and equipment at existing facilities.

Net cash of $52.3 million was provided by financing activities for the six months ended June 30, 2003 as compared to $3.8 million used in financing activities for the six months ended June 30, 2002. During 2003, funds from financing activities were primarily provided by proceeds, net of issuance costs, from the note payable related to the construction of the Company’s Tacoma facility, discussed above, and borrowings on the Company’s revolving line of credit, related to the purchase of the Tacoma property discussed above. During the 2002 period the Company’s primary uses of funds were net repayments on the Company’s revolving line of credit.

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with those covenants as of June 30, 2003. The credit facility consists of an up to $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of June 30, 2003, there is approximately $1.5 million outstanding under this revolving line of credit and the remaining availability under the revolving line of credit is approximately $5.9 million taking into consideration $6.6 million in collateral limitations and $5.0 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

On June 30, 2003, the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority (WEDFA), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust as follows:

Issuance costs reserve	$6,268
Construction fund reserve	41,400
Debt service and other reserves	9,572

$57,240

The proceeds of the note in the construction fund are being used to complete a 500-bed detention facility in Tacoma, Washington, to be utilized by the Bureau of Immigration and Customs Enforcement (BICE). The total expected construction costs of the project are approximately $50.1 million, of which $16.4 million has been expended, including $8.0 million which was funded by the Company in current and prior periods. The note discount, and the loan issuance costs which are classified as deferred loan costs, will be amortized using the effective interest method over the term of the note. Construction on the facility is expected to be complete by early 2004. The note is secured by the facility, and payments will be made primarily from the revenues of the facility, which will be used to make the debt service payments on the bonds. The annual blended interest rate ranges between 3.3% and 4.1% during the term of the note. The effective rate of the note, net of interest earned on the debt service reserve fund, and amortization of the note discount and loan insurance costs, is approximately 5.0%, and the note matures in October 2014.

Included in non-current restricted cash as of June 30, 2003 are funds held in trust as follows:

Construction fund reserve	$33,005
Debt service and other reserves	9,515

Total long-term restricted funds	$42,520

The Company has construction commitments of approximately $33 million at June 30, 2003, wholly related to the construction of the Tacoma, Washington facility.

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

Revenue Recognition and Accounts Receivable

Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. For the six months ended June 30, 2003 and 2002, the Company made no significant adjustments to the carrying values of accounts receivables.

Asset Impairments

As of June 30, 2003, the Company had approximately $54.0 million in long-lived property and equipment and assets under capital leases. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impairment of assets during the six months ended June 30, 2003 and 2002.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the six months ended June 30, 2003 and 2002, the Company made no valuation adjustments to the carrying values of deferred tax assets or liabilities.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the six months ended June 30, 2003 and 2002, the Company recorded no loss contract reserves. During the six and three months ended June 30, 2003, the Company recorded credits as reductions against its loss contract reserve in the amount of $323,000 and $74,000, respectively.

New Accounting Pronouncements

In June 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard, which did not have a material effect on the Company’s financial position or results of operations.

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

	Expected Maturity Dates
	Weighted Average Interest Rate at June 30, 2003	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fixed rate debt (in thousands)
Mortgage payable;	10.00%	$2	$3	$4	$300	$—	$—	$309	$309

Note payable	3.55%	$—	$—	$4,705	$4,905	$5,130	$42,675	$57,415	$57,240

Variable rate LIBOR debt (in thousands)	5.34%	$—	$—	$1,518	$—	$—	$—	$1,518	$1,518

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

PART II – OTHER INFORMATION

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

Item 4.    Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders of Correctional Services Corporation was held on June 23, 2003. At the meeting, two (2) proposals were considered and voted upon with the following results:

(1)	To elect seven (7) directors to serve until the next annual meeting of stockholders.

Results:

DIRECTOR	VOTES CAST IN FAVOR OF	VOTES CAST AGAINST	ABSTAIN	BROKER NON VOTES
Chet Borgida	9,373,537	26,994	—	—
Stuart M. Gerson	9,373,574	26,957	—	—
Shimmie Horn	9,373,574	26,957	—	—
Bobbie L. Huskey	9,373,574	26,957	—	—
James F. Slattery	9,104,917	295,614	—	—
Aaron Speisman	9,104,880	295,651	—	—
Melvin T. Stith	9,373,574	26,957	—	—

(2) To ratify the reappointment of Grant Thornton, LLP as Independent Auditors of the Company for the year ending
December 31, 2003.

Results:
	VOTES CAST IN FAVOR OF	VOTES CAST AGAINST	ABSTAIN
	9,381,592	13,823	5,116

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.74.3	Amendment No. 2 to Loan and Security Agreement, dated June 27, 2003, between CSC and General Electric Capital Corporation.

31.1	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on May 14, 2003 to announce its earnings and results of operations for the three months ended March 31, 2003.

The Company filed a Form 8-K on July 15, 2003 to announce its preliminary estimate of earnings per share for the quarter ended June 30, 2003, and revised financial guidance for 2003.

The Company filed a Form 8-K on August 13, 2003 to announce its earnings and results of operations for the six and three months ended June 30, 2003.

Items 2, 3 and 5 have been omitted from disclosure, as these items are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION Registrant

By:	/s/ BERNARD A. WAGNER
Bernard A. Wagner, Senior Vice President Chief Financial Officer

Dated: August 14, 2003