Form 10-Q
period 2003-09-30
CORRECTIONAL SERVICES CORP
filed 2003-11-14
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Number of shares of common stock outstanding on November 4, 2003: 10,158,441

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,843	$4,327
Restricted cash	501	1,861
Accounts receivable, net	21,348	24,468
Deferred tax asset	2,800	3,008
Prepaid expenses and other current assets	1,291	1,329

Total current assets	28,783	34,993

PROPERTY, EQUIPMENT, CONSTRUCTION IN PROGRESS AND LEASEHOLD IMPROVEMENTS, NET	63,811	39,204

OTHER ASSETS
Restricted cash	33,614	—
Deferred loan costs and other assets	10,603	5,090
Deferred tax asset, net of current portion	7,278	8,122
Goodwill, net	679	679

TOTAL ASSETS	$144,768	$88,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,790	$16,852
Current portion of long-term liabilities	788	970

Total current liabilities	16,578	17,822

LONG TERM LIABILITIES
Note payable	57,240	—
Capital lease obligation	10,020	10,183
Other long-term liabilities	8,475	8,694
Loan payable and line of credit	307	309
Loss contract reserve, net of current portion	878	1,072

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000 shares authorized, 11,376 and 11,373 shares issued in 2003 and 2002, respectively, and 10,158 and 10,155 shares outstanding in 2003 and 2002, respectively	114	114
Additional paid-in capital	82,802	82,797
Accumulated deficit	(28,655)	(29,912)
Treasury stock, at cost	(2,991)	(2,991)

	51,270	50,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,768	$88,088

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands, except per share data)

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
Revenues	$107,089	$119,797

Facility expenses:
Operating	95,946	108,889
Start up costs	18	—

	95,964	108,889

Contribution from operations	11,125	10,908

Other operating expenses:
General and administrative	7,156	6,387
Gain on disposal of assets	(45)	(48)

	7,111	6,339

Operating income	4,014	4,569
Interest expense, net	1,789	1,795

Income before income taxes	2,225	2,774
Income tax expense	968	1,133

Net income	$1,257	$1,641

Basic and diluted net income per share	$0.12	$0.16

Number of shares used to compute net income per share:
Basic	10,156	10,155
Diluted	10,252	10,198

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands, except per share data)

THREE MONTHS ENDED SEPTEMBER 30,	2003	2002
Revenues	$34,033	$39,129

Facility expenses:
Operating	30,382	35,597
Start up costs	18	—

	30,400	35,597

Contribution from operations	3,633	3,532

Other operating expenses:
General and administrative	2,372	2,118
Gain on disposal of assets	(25)	(2)

	2,347	2,116

Operating income	1,286	1,416
Interest expense, net	576	581

Income before income taxes	710	835
Income tax expense	313	363

Net income	$397	$472

Basic and diluted net income per share	$0.04	$0.05

Number of shares used to compute net income per share:
Basic	10,157	10,155
Diluted	10,261	10,225

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
Cash flows from operating activities:
Net income	$1,257	$1,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,896	3,449
Deferred income tax expense	1,052	1,133
Gain on disposal of assets	(45)	(48)
Changes in operating assets and liabilities:
Restricted cash	1,360	(1,394)
Accounts receivable	3,120	4,052
Prepaid expenses and other current assets	38	23
Restructuring, impairment and loss contract reserves	(387)	(1,252)
Accounts payable and accrued liabilities	(1,062)	(1,343)

Net cash provided by operating activities:	8,229	6,261

Cash flows from investing activities:
Capital expenditures	(26,875)	(1,521)
Note proceeds invested in non-current restricted cash	(33,614)	—
Proceeds from the sale of property, equipment and improvements	18	19
Other assets	182	(497)

Net cash used in investing activities:	(60,289)	(1,999)

Cash flows from financing activities:
Payments on line of credit, net	—	(4,425)
Proceeds from note payable, net of issuance costs	50,917	—
Payments on capital lease and other long-term obligations	(346)	—
Payment on subordinated debt	—	(10)
Stock options exercised	5	—

Net cash provided by (used in) financing activities:	50,576	(4,435)

Net decrease in cash and cash equivalents	(1,484)	(172)
Cash and cash equivalents at beginning of period	4,327	932

Cash and cash equivalents at end of period	$2,843	$759

Non-cash investing and financing activities
Assets written off against restructuring reserve	$—	$280

Note receivable exchanged for property sold	$—	$420

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$1,579	$939

Income taxes	$48	$(52)

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1—BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2003, and for the nine and three months ended September 30, 2003 and 2002, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Certain reclassifications were made to 2002 amounts to conform to the 2003 presentation.

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

In June 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this standard, which did not have a material effect on the Company’s financial position or results of operations.

NOTE 3—LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with those covenants as of September 30, 2003. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of September 30, 2003, there is no balance outstanding under this revolving line of credit and the availability under the revolving line of credit is approximately $5.7 million taking into consideration $7.9 million in collateral limitations and $5.4 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

The Company has a $310,000 loan payable at September 30, 2003, that matures in 2006 and is secured by restricted cash in an amount that approximates the remaining total of payments.

NOTE 4—RESTRICTED CASH AND NOTE PAYABLE

On June 30, 2003, the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust as follows:

Issuance costs reserve	$6,268
Construction fund reserve	41,400
Debt service and other reserves	9,572

$57,240

The proceeds of the note in the construction fund are being used to complete a 500-bed detention facility in Tacoma, Washington, to be utilized by the Bureau of Immigration and Customs Enforcement. The total expected construction costs of the project are approximately $50.1 million, of which $26.2 million has been expended, including $8.0 million that was funded by the Company in current and prior periods. The note discount, and the loan issuance costs which are classified as deferred loan costs, will be amortized using the effective interest method over the term of the note. Construction on the facility is expected to be complete by early 2004. The note is secured by the facility, and payments will be made exclusively from the revenues of the facility, which will be used to make the debt service payments on the bonds. The annual blended interest rate ranges between 3.3% and 4.1% during the term of the note. The effective rate of the note, net of the estimated interest earned on the debt service reserve fund and amortization of the note discount and loan issuance costs, is approximately 5.0%, and the note matures in October 2014.

Included in non-current restricted cash as of September 30, 2003 are funds held in trust as follows:

Construction fund reserve	$23,249
Debt service and other reserves	10,365

Total long-term restricted funds	$33,614

Following are the annual maturities of the note payable:

2003	$—
2004	—
2005	4,705
2006	4,905
2007	5,130
Thereafter	42,675

Total	57,415
Less: Discount	(175)

$57,240

NOTE 5—CAPITALIZED INTEREST

During the three and nine month periods ended September 30, 2003, the Company incurred interest costs of approximately $893,000 and $2.4 million, respectively, of which the Company capitalized approximately $580,000 and $656,000, respectively, associated with the construction of the Tacoma, Washington facility, discussed above. The Company did not capitalize any interest costs for the three and nine month periods ended September 30, 2002.

NOTE 6—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

NINE MONTHS ENDED SEPTEMBER 30,	2003	2002

Numerator:
Net Income	$1,257	$1,641

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,156	10,155
Effect of dilutive securities – stock options	96	43

Denominator for diluted earnings per share	10,252	10,198

THREE MONTHS ENDED SEPTEMBER 30,	2003	2002

Numerator:
Net Income	$397	$472

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,157	10,155
Effect of dilutive securities – stock options	104	70

Denominator for diluted earnings per share	10,261	10,225

During the nine and three-month periods ended September 30, 2003 and 2002 there were approximately 420,000 and 410,000 common stock equivalents, for both periods in the respective year, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

NOTE 7—STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which: (i) amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) requires disclosure about those effects in interim financial information. The Company has not adopted the fair value based method of accounting for stock-based employee compensation. Items (ii) and (iii) of the new requirements in SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the reporting requirements of item (ii) and is including the reporting requirements of item (iii) for the nine and three months ended September 30, 2003 and 2002.

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income and net income per common share would have been the pro forma amounts indicated below:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2003	2002

Net income, as reported	$1,257	$1,641
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards	(77)	(240)

Pro forma net income	$1,180	$1,401

Income per common share – basic
As reported	$0.12	$0.16
Pro forma	0.12	0.14

Income per common share – diluted
As reported	$0.12	$0.16
Pro forma	0.12	0.14

FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2003	2002

Net income, as reported	$397	$472
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards	(25)	(17)

Pro forma net income	$372	$455

Income per common share – basic
As reported	$0.04	$0.05
Pro forma	0.04	0.04

Income per common share – diluted
As reported	$0.04	$0.05
Pro forma	0.04	0.04

NOTE 8—LOSS CONTRACT RESERVE

During the fourth quarter of 2002, the Company recorded charges of $3.3 million arising from a loss contract ($1.3 million) and the impairment of property, equipment and leasehold improvements ($2.0 million) at its Keweenaw, Michigan facility. The estimated future losses on contracts are based on management’s estimate of future results of operations. The impairment of the aforementioned assets is based on the present value of the estimated future cash flows of the facility in relation to the book value of the assets. The 2002 charges also include a loss contract reserve of $220,000 related to the Bayamon, Puerto Rico facility, which was fully amortized during the first quarter of 2003. The change in the loss contract reserve for the nine months ended September 30, 2003 was as follows:

Loss contract reserve at December 31, 2002	$1,544
Amortization associated with current period operations	(386)

Remaining reserve at September 30, 2003	$1,158

The composition of loss contract reserve, which relate to the loss contract at the Keweenaw facility, as of September 30, 2003 is as follows:

Current portion	$280
Non-current portion	878

$1,158

NOTE 9—CONTINGENCIES

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defenses to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s most recent Annual Report on Form 10-K filed on March 31, 2003, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, as described in the Company’s most recent Annual Report on Form 10-K filed on March 31, 2003, certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and if the Company is unsuccessful in defending against such claims the insurance coverage available to the Company may not be sufficient to satisfy the claims currently pending against the Company, and such a result would have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Nevertheless, the Company currently believes that, except as noted below, the outcome of these claims will not have a material adverse effect on its financial condition or results of operations; however, there can be no assurance that the Company will be successful defending these claims and charges.

On September 17, 2003, following the Company’s announcements that a Tarrant County, Texas jury had returned verdicts against the Company and its former employee in the wrongful death suit by the parents and estate of Bryan Alexander (the plaintiffs), a former inmate at the Tarrant County Community Correctional Facility, formerly operated by the Company, awarding the plaintiffs $35 million in compensatory damages and $5.1 million in punitive damages, the trial Judge in the case entered judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. In accordance with its previous announcements, the Company has filed post-judgment motions with the trial Judge in the case requesting that the judgment be set aside in whole or in part and/or that the trial Judge grant the Company a new trial in this case. These motions are currently pending with the trial Court and will be argued at hearing on November 21, 2003. The Company’s counsel is unable at this point to provide the Company with any prediction as to the outcome of these motions. The Company also is preparing to file an appeal of the judgment in the event that either the Company is not satisfied with the outcome of its post-judgment motions or the Company and its insurance carriers are unable to settle the case with the plaintiffs.

Neither the filing by the Company of the post-judgment motions nor the taking of an appeal by the Company will operate to prevent the plaintiffs from executing upon or attempting to collect the judgment against the Company. In order to prevent such action by the plaintiffs, the Company will be required to post security with the trial Court in order to supercede the judgment. This security typically takes the form of a cash deposit or the posting of supercedeas bond. Under Texas law, where the case is pending, the amount of the supercedeas bond that will be required in this case will depend upon the amount of the judgment ultimately entered by the trial Judge; however, the maximum amount of security that a trial Court may require from a judgment debtor, such as the Company, in order to supercede a judgment is the lesser of: (a) the amount of the judgment, (b) $25 million or (c) 50% of the net worth of the judgment debtor. A judgment debtor also has the right under Texas law to petition for relief from the security requirement upon showing that posting of the required security would cause the judgment debtor “substantial economic harm.” The Company is currently seeking a commitment from its insurance carriers to post security on the Company’s behalf in order to supercede the judgment; however, there can be no assurance that the Company’s insurance carriers will agree to do so. Accordingly, the possibility exists that the Company will be required to post the necessary security in order to supercede the judgment in this case, and, if so, the Company will be required to divert a significant amount of its cash resources to this purpose. As a result, the Company’s liquidity and ability to utilize its cash resources in its operations and for the development of new business opportunities may be materially and adversely impacted.

The general and professional liability insurance policies of the Company in effect at the time of Mr. Alexander’s death provided $35 million of coverage which, less amounts and related defense costs paid on this and other claims under the policies, should be available to pay the awards. However, as previously announced, the Company’s primary liability insurance carrier has filed a declaratory judgment action against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. This declaratory judgment action is still pending. The Company believes, based on the advice of its counsel, that the carrier has no legitimate basis for such disclaimer and has retained counsel to enforce its rights under the policies; however, there can be no assurance that the Company will be successful in its efforts to obtain full insurance coverage for this case. If the Company’s insurance carrier successfully disclaims any coverage obligation in this case, then the Company would be fully responsible for the ultimate award to the plaintiffs, and this result would have a material adverse impact on the financial condition of the Company and its ability to operate. Nevertheless, in light of the uncertainties associated with the outcome of the underlying case and the Company’s insurance carrier’s efforts to disclaim coverage for this case, the Company has not determined at this point that it is probable that the Company will incur any liability associated with this case, and has, therefore, not recorded any reserves for this case on the Company’s financial statements. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when, deemed appropriate, will reflect the potential impact of the case on its financial statements.

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

General

Correctional Services Corporation and its wholly owned subsidiaries (the “Company”) is one of the largest and most comprehensive providers of juvenile rehabilitative services with 21 facilities and approximately 2,700 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 12 facilities representing approximately 4,500 beds. On a combined basis, as of September 30, 2003, the Company provided services in 15 states, representing approximately 7,200 beds including aftercare services.

Results of Operations

The following tables sets forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES
NINE MONTHS ENDED SEPTEMBER 30,	2003	2002
Revenues	100.0%	100.0%

Facility expenses:
Operating	89.6%	90.9%
Start up costs	0.0%	0.0%

	89.6%	90.9%

Contribution from operations	10.4%	9.1%

Other operating expenses:
General and administrative	6.7%	5.3%
Gain on disposal of assets	(0.0)%	(0.0)%

	6.7%	5.3%

Operating income	3.7%	3.8%
Interest expense, net	1.6%	1.5%

Income before income taxes	2.1%	2.3%
Income tax expense	0.9%	0.9%

Net income	1.2%	1.4%

	PERCENTAGE OF TOTAL REVENUES
THREE MONTHS ENDED SEPTEMBER 30,	2003	2002
Revenues	100.0%	100.0%

Facility expenses:
Operating	89.3%	91.0%
Start up costs	0.0%	0.0%

	89.3%	91.0%

Contribution from operations	10.7%	9.0%

Other operating expenses:
General and administrative	7.0%	5.4%
Gain on disposal of assets	(0.1)%	(0.0)%

	6.9%	5.4%

Operating income	3.8%	3.6%
Interest expense, net	1.7%	1.5%

Income before income taxes	2.1%	2.1%
Income tax expense	0.9%	0.9%

Net income	1.2%	1.2%

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenues decreased by $12.7 million or 10.6% for the nine months ended September 30, 2003 to $107.1 million compared to the same period in 2002 due primarily to:

•	a decrease of $17.4 million from the termination of contracts at eleven juvenile facilities (891 beds in 2003, 549 beds in 2002); partially offset by

•	an increase of $4.4 million from net population and per diem increases at existing facilities; and

•	an increase of $276,000 from the opening of a 25-bed juvenile facility in Santa Rosa, Florida.

As various state and local government agencies face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed. Subsequent to September 30, 2003, the Company notified various contracting agencies of its intent to terminate operations of its 51-bed Genesis Treatment Agency in Newport News, Virginia. The last resident left the facility in October 2003. The Company is currently marketing the facility for sale. The Company does not expect to record any impairment of assets related to the exit of this facility.

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have increased, as the Company has been able to fill beds vacated by state and local agencies with higher per diem federal inmates, and the Company has been successful seeking out-of-state inmates at certain locations.

Overall operating expenses decreased $12.9 million or 11.9% for the nine months ended September 30, 2003 to $95.9 million compared to the same period in 2002. As a percentage of revenues, operating expenses decreased to 89.6% for the nine months ended September 30, 2003 from 90.9% for the nine months ended September 30, 2002. The decrease in operating expenses as a percentage of revenue was principally due to decreased medical insurance claims paid by the Company on behalf of it employees and improved payroll costs at existing facilities, which were partially offset by increased worker’s compensation and other operating expenses. Additionally, the Company’s revenue base has shifted toward higher margin adult facilities, as discussed above.

General and administrative expenses increased $769,000 or 12.0% for the nine months ended September 30, 2003 compared to the same period in 2002. As a percentage of revenues, general and administrative expenses increased to 6.7% for the nine months ended September 30, 2003 from 5.3% for the nine months ended September 30, 2002. The increase in 2003 was primarily due to increases in directors and officers’ liability insurance costs, professional and consulting fees, and corporate payroll and workers’ compensation costs, compared to the same period in 2002.

Interest expense, net of interest income, remained consistent at $1.8 million for both periods ending September 30, 2003 and 2002. The Company incurred interest charges during the 2003 period primarily related to the 2002 sale of its Phoenix and Florence, Arizona facilities, which under applicable accounting principles resulted in the recognition of a long-term liability and a capital lease obligation with higher imputed interest rates than the bank debt to which the Company was subject prior to the sale of those facilities, interest on the note payable, the amortization of deferred loan costs, borrowings under the Company’s line of credit, and interest on outstanding letters of credit. Interest incurred during the comparable period in 2002 was related primarily to borrowings under the Company’s line of credit, and the amortization of deferred loan costs. During the nine months ended September 30, 2003, the Company capitalized interest of approximately $656,000 related to the construction of its Tacoma, Washington facility. No interest was capitalized during the same period in 2002.

For the nine months ended September 30, 2003 and 2002, the Company recognized income tax expense of $968,000 and $1.1 million, respectively. For the nine months ended September 30, 2003, the Company’s effective tax rate increased to 43.5%, from 40.1% for the same period in 2002, primarily related to nondeductible expenses in the 2003 period.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues decreased by $5.1 million or 13.0% for the three months ended September 30, 2003 to $34.0 million compared to the same period in 2002 due primarily to:

•	a decrease of $7.6 million from the termination of contracts at eight juvenile facilities (891 beds in 2003, 164 beds in 2002); partially offset by

•	an increase of $2.2 million from net population and per diem increases at existing facilities; and

•	an increase of $276,000 from the opening of a 25-bed juvenile facility in Santa Rosa, Florida.

As various state and local government agencies face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed. Subsequent to September 30, 2003, the Company notified various contracting agencies of its intent to terminate operations of its 51-bed Genesis Treatment Agency in Newport News, Virginia. The last resident left the facility in October 2003. The Company is currently marketing the facility for sale. The Company does not expect to record any impairment of assets related to the exit of this facility.

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have increased, as the Company has been able to fill beds vacated by state and local agencies with higher per diem federal inmates, and the Company has been successful seeking out-of-state inmates at certain locations.

Overall operating expenses decreased $5.2 million or 14.7% for the three months ended September 30, 2003 to $30.4 million compared to the same period in 2002. As a percentage of revenues, operating expenses decreased to 89.3% for the three months ended September 30, 2003 from 90.8% for the three months ended September 30, 2002. The decrease in operating expenses as a percentage of revenue was principally due to improved payroll costs at existing facilities and decreased medical insurance claims paid by the Company on behalf of its employees. Additionally, the Company’s revenue base has shifted toward higher margin adult facilities, as discussed above.

General and administrative expenses increased $254,000 or 12.0% for the three months ended September 30, 2003 compared to the same period in 2002. As a percentage of revenues, general and administrative expenses increased to 7.0% for the three months ended September 30, 2003 from 5.4% for the three months ended September 30, 2002. The increase in 2003 was primarily due to increases in directors and officers’ liability insurance costs, professional and consulting fees, and corporate payroll and workers’ compensation costs, compared to the same period in 2002.

Interest expense, net of interest income, was $576,000 for the three months ended September 30, 2003 compared to interest expense, net of interest income of $581,000 for the three months ended September 30, 2002, a net decrease in interest expense of $5,000. The Company incurred interest charges during the 2003 period primarily related to the 2002 sale of its Phoenix and Florence, Arizona facilities, which under applicable accounting principles resulted in the recognition of a long-term liability and a capital lease obligation with higher imputed interest rates than the bank debt to which the Company was subject prior to the sale of those facilities, interest on the note payable, the amortization of deferred loan costs, and interest on outstanding letters of credit. Interest incurred during the comparable period in 2002 was related primarily to borrowings under the Company’s line of credit, interest on the long-term liability associated with the sale of the Phoenix, Arizona facility discussed above, and the amortization of deferred loan costs. During the three months ended September 30, 2003, the Company capitalized interest of approximately $580,000 related to the construction of its Tacoma, Washington facility. No interest was capitalized during the same period in 2002.

For the three months ended September 30, 2003 and 2002, the Company recognized income tax expense of $313,000 and $363,000, respectively. For the three months ended September 30, 2003, the Company’s effective tax rate increased to 44.1%, from 43.5% for the same period in 2002, primarily related to nondeductible expenses in the 2003 period.

Liquidity and Capital Resources

At September 30, 2003, the Company had $2.8 million in cash and working capital of $12.2 million compared to December 31, 2002 when the Company had $4.3 million in cash and working capital of $17.2 million.

Net cash provided by operating activities was $8.2 million for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $6.3 million for the nine months ended September 30, 2002. The change was attributable primarily to the timing of receipts on accounts receivables, and payments on accounts payables, and the conversion of $1.4 million from restricted cash to available cash in the current period, as discussed below. Available cash of $1.4 million was converted to restricted cash during the same period in 2002. At December 31, 2002, the Company included in restricted cash a $1.4 million certificate of deposit that secured a letter of credit. The letter of credit was replaced by a new $1.0 million letter of credit in June 2003 that reduces the availability on the Company’s line of credit by the same amount, in accordance with the credit facility agreement. The new letter of credit is not collateralized with restricted cash.

Net cash of $60.3 million was used in investing activities during the nine months ended September 30, 2003 as compared to $2.0 million used in investing activities in the nine months ended September 30, 2002. During the 2003 period, the Company’s primary use of funds was the purchase of property and payment for construction and design costs at the Company’s Tacoma site, financed by proceeds of the note payable discussed above. The remaining proceeds, less issuance costs paid, were invested in non-current restricted cash to fund further construction costs. In the comparable period for 2002, such cash was used principally for the purchase of property and equipment at existing facilities.

Net cash of $50.6 million was provided by financing activities for the nine months ended September 30, 2003 as compared to $4.4 million used in financing activities for the nine months ended September 30, 2002. During 2003, funds from financing activities were primarily provided by proceeds, net of issuance costs, from the note payable related to the construction of the Company’s Tacoma facility, discussed above. During the 2002 period the Company’s primary uses of funds were net repayments on the Company’s revolving line of credit.

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with those covenants as of September 30, 2003. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of September 30, 2003, there is no outstanding balance under this revolving line of credit and the availability under the revolving line of credit is approximately $5.7 million taking into consideration $7.9 million in collateral limitations and $5.4 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

On June 30, 2003, the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust as follows:

Issuance costs reserve	$6,268
Construction fund reserve	41,400
Debt service and other reserves	9,572

$57,240

The proceeds of the note in the construction fund are being used to complete a 500-bed detention facility in Tacoma, Washington, to be utilized by the Bureau of Immigration and Customs Enforcement. The total expected construction costs of the project are approximately $50.1 million, of which $26.2 million has been expended, including $8.0 million, which was funded by the Company in current and prior periods. The note discount, and the loan issuance costs which are classified as deferred loan costs, will be amortized using the effective interest method over the term of the note. Construction on the facility is expected to be complete by early 2004. The note is secured by the facility, and payments will be made exclusively from the revenues of the facility, which will be used to make the debt service payments on the bonds. The annual blended interest rate ranges between 3.3% and 4.1% during the term of the note. The effective rate of the note, net of the estimated interest earned on the debt service reserve fund and amortization of the note discount and loan issuance costs, is approximately 5.0%, and the note matures in October 2014.

Included in non-current restricted cash as of September 30, 2003 are funds held in trust as follows:

Construction fund reserve	$23,249
Debt service and other reserves	10,365

Total long-term restricted funds	$33,614

The Company has construction commitments of approximately $23.2 million at September 30, 2003, wholly related to the construction of the Tacoma, Washington facility.

In reference to the matter discussed in Note 9 – Contingencies, the Company has filed post-judgment motions with the trial Judge in the case requesting that the judgment be set aside in whole or in part and/or that the trial Judge grant the Company a new trial in this case. Neither the filing by the Company of the post-judgment motions nor the taking of an appeal by the Company will operate to prevent the plaintiffs from executing upon or attempting to collect the judgment against the Company. In order to prevent such action by the plaintiffs, the Company will be required to post security with the trial Court in order to supercede the judgment. This security typically takes the form of a cash deposit or the posting of supercedeas bond. Under Texas law, where the case is pending, the amount of the supercedeas bond that will be required in this case will depend upon the amount of the judgment ultimately entered by the trial Judge; however, the maximum amount of security that a trial Court may require from a judgment debtor, such as the Company, in order to supercede a judgment is the lesser of: (a) the amount of the judgment, (b) $25 million or (c) 50% of the net worth of the judgment debtor. A judgment debtor also has the right under Texas law to petition for relief from the security requirement upon showing that posting of the required security would cause the judgment debtor “substantial economic harm.” The Company is currently seeking a commitment from its insurance carriers to post security on the Company’s behalf in order to supercede the judgment; however, there can be no assurance that the Company’s insurance carriers will agree to do so. Accordingly, the possibility exists that the Company will be required to post the necessary security in order to supercede the judgment in this case, and, if so, the Company will be required to divert a significant amount of its cash resources to this purpose. As a result, the Company’s liquidity and ability to utilize its cash resources in its operations and for the development of new business opportunities may be materially and adversely impacted.

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

Revenue Recognition and Accounts Receivable

Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. For the nine months ended September 30, 2003 and 2002, the Company made no significant adjustments to the carrying values of accounts receivables.

Asset Impairments

As of September 30, 2003, the Company had approximately $63.8 million in long-lived property and equipment and assets under capital leases. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impairment of assets during the nine months ended September 30, 2003 and 2002.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the nine months ended September 30, 2003 and 2002, the Company made no valuation adjustments to the carrying values of deferred tax assets or liabilities.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the nine months ended September 30, 2003 and 2002, the Company recorded no loss contract reserves. During the nine and three months ended September 30, 2003, the Company recorded credits as reductions against its loss contract reserve in the amount of $386,000 and $64,000, respectively.

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

		Expected Maturity Dates
	Weighted Average Interest Rate at September 30, 2003	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Fixed rate debt (in thousands)
Mortgage payable;	10.00%	$1	$3	$4	$302	$—	$—	$310	$310

Note payable	3.60%	$—	$—	$4,705	$4,905	$5,130	$42,675	$57,415	$57,240

Variable rate LIBOR debt (in thousands)	5.11%	$—	$—	$—	$—	$—	$—	$—	$—

Item 4.	Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defenses to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s most recent Annual Report on Form 10-K filed on March 31, 2003, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, as described in the Company’s most recent Annual Report on Form 10-K filed on March 31, 2003, certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and if the Company is unsuccessful in defending against such claims the insurance coverage available to the Company would not be sufficient to satisfy the claims, and if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Nevertheless, the Company currently believes that, except as noted below, the outcome of these claims will not have a material adverse effect on its financial condition or results of operations; however, there can be no assurance that the Company will be successful defending these claims and charges.

On September 17, 2003, following the Company’s announcements that a Tarrant County, Texas jury had returned verdicts against the Company and its former employee in the wrongful death suit by the parents and estate of Bryan Alexander (the plaintiffs), a former inmate at the Tarrant County Community Correctional Facility, formerly operated by the Company, awarding the plaintiffs $35 million in compensatory damages and $5.1 million in punitive damages, the trial Judge in the case entered judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. In accordance with its previous announcements, the Company has filed post-judgment motions with the trial Judge in the case requesting that the judgment be set aside in whole or in part and/or that the trial Judge grant the Company a new trial in this case. These motions are currently pending with the trial Court and will be argued at hearing on November 21, 2003. The Company’s counsel is unable at this point to provide the Company with any prediction as to the outcome of these motions. The Company also is preparing to file an appeal of the judgment in the event that either the Company is not satisfied with the outcome of its post-judgment motions or the Company and its insurance carriers are unable to settle the case with the plaintiffs. The general and professional liability insurance policies of the Company in effect at the time of Mr. Alexander’s death provided $35 million of coverage which, less amounts and related defense costs paid on this and other claims under the policies, should be available to pay the awards. However, as previously announced, the Company’s primary liability insurance carrier has filed a declaratory judgment action against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. This declaratory judgment action is still pending. The Company believes, based on the advice of its counsel, that the carrier has no legitimate basis for such disclaimer and has retained counsel to enforce its rights under the policies; however, there can be no assurance that the Company will be successful in its efforts to obtain full insurance coverage for this case. If the Company’s insurance carrier successfully disclaims any coverage obligation in this case, then the Company would be fully responsible for the ultimate award to the plaintiffs, and this result would have a material adverse impact on the financial condition of the Company and its ability to operate. Nevertheless, in light of the uncertainties associated with the outcome of the underlying case and the Company’s insurance carrier’s efforts to disclaim coverage for this case, the Company has not determined at this point that it is probable that the Company will incur any liability associated with this case, and has, therefore, not recorded any reserves for this case on the Company’s financial statements. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when, deemed appropriate, will reflect the potential impact of the case on its financial statements.

Since the Company filed its most recent Annual Report on Form 10-K on March 31, 2003, the Company has not been served with any new claims or litigation that reasonably could be expected to have a material adverse effect on its financial condition or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.74.4	Amendment No. 2 to the Loan and Security Agreement dated November 12, 2003, between CSC and General Electric Capital Corporation.

31.1	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Form 8-K on July 14, 2003 to announce its preliminary estimate of earnings per share for the quarter ended June 30, 2003, and revised financial guidance for 2003.

The Company filed a Form 8-K on August 13, 2003 to announce its earnings and results of operations for the nine and three months ended June 30, 2003.

The Company filed a Form 8-K on August 27, 2003 to announce an adverse jury verdict in a wrongful death lawsuit, and its reaction to the verdict.

Items 2, 3, 4 and 5 have been omitted from disclosure, as these items are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:	/s/ Bernard A. Wagner
Bernard A. Wagner, Senior Vice President and
Chief Financial Officer

Dated:	November 14, 2003