Form 10-K
period 2003-12-31
CORRECTIONAL SERVICES CORP
filed 2004-03-30
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File No.: 0-23038

CORRECTIONAL SERVICES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-3182580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1819 Main Street, Sarasota, Florida	34236
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (941) 953-9199

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	Nasdaq National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer.

(as defined by Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

At June 30, 2003, the aggregate market value of the 10,157,274 shares of Common Stock held by non-affiliates of the registrant was $29,964,000. At March 15, 2004, there were 10,159,107 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which Proxy Statement shall be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference in Part III of this Report.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the ability to obtain financing when a contract requires that the Company construct a new facility in order to meet the needs of the contract; the ability to meet financial covenants; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

PART I

Item 1. Business

General

Correctional Services Corporation (“the Company” or the “Company”) was incorporated in Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of correctional and detention facilities. In 1999, the Company acquired Youth Services International (“YSI”), a leading national provider of private educational, developmental and rehabilitative programs to adjudicated juveniles, through a merger accounted for as a pooling of interests.

The combined Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 19 facilities and approximately 2,500 beds. In addition, the Company is a leading developer and operator of adult correctional facilities, operating 13 facilities representing approximately 5,000 beds. On a combined basis, as of December 31, 2003, the Company provided services in 14 states, representing approximately 7,500 beds including aftercare services.

Revenues from continuing operations for the year ended December 31, 2003 were $135.8 million versus $154.6 million in 2002. Contribution from operations was $14.2 million for 2003 compared to $16.1 million in 2002. Income from continuing operations was $1.5 million compared to $4.8 million in 2002, with net income of $1.3 million or $0.13 per diluted share in 2003 compared to $2.4 million or $0.23 per diluted share for 2002. Diluted shares were 10.2 million in both 2003 and 2002.

The Company operates a wide range of correctional facilities targeted toward solving the specialized needs of governmental agencies. The Company’s adult/community corrections division specializes in facilities that service, among other populations:

•	substance abuse offenders;

•	parole violators;

•	pre-trial detainees;

•	immigration and customs enforcement violators;

•	sex offenders; and

•	community correctional program residents.

In its ten secure adult facilities, the Company not only provides adult inmates with housing but also with other basic services, including health care, transportation and food service. In addition, the Company remains committed to providing a variety of rehabilitative and educational services, including community service and recreational programs for adult inmates where appropriate.

The Company’s three Community Corrections facilities are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Qualified offenders may spend the last three to six months of their sentence in a community corrections program. These programs assist the offender in the reunification process with family and the community. Independent research has indicated that successful reunification can play a key role in recidivism reduction, which is the primary goal of any corrections operation. To that end, the Company provides life skills training, case management, home confinement supervision and family reunification programs from these facilities. The Company believes that community correctional facilities help reduce recidivism, resulting in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives to prisons for many jurisdictions.

The Company’s juvenile facilities are secure and non-secure offender facilities for low, medium, and high risk youths in highly structured programs, including wilderness programs, secure education and training centers, academy programs, high impact programs servicing lower level or first time offenders, and detention facilities. In addition, the Company also provides non-residential aftercare programs. The Company provides aftercare services for approximately 600 juveniles in the State of Georgia as well as for juveniles who have completed residential programs throughout the Company’s system.

The Company’s juvenile division operates largely under the YSI brand name. The YSI Care Continuum, designed for juvenile offenders, is a comprehensive, community-based approach that strives to be the difference between returning to old patterns and moving forward, once an offender re-enters the community. Specific YSI Care Continuum programs and services for juveniles include:

•	The Discovery Network, addressing education, prevention, and intervention for delinquent sexual misconduct;

•	The Choices Network, focusing on education, prevention and intervention surrounding substance abuse and sales;

•	The Bridges Program, dealing with trust and emotional stability issues for youth experiencing continued out-of-home placements due to temporary or permanent severing of parental custody;

•	The Futures Network, teaching specialized coping skills and intervention services to pre-adolescent delinquent youth;

•	The Athena Program, addressing gender identity development, sex role stereotyping, surviving sexual abuse, and juvenile prostitution among high-risk delinquent girls;

•	The Florian Program, providing specialized education, intervention and prevention services for pre-adolescent fire setter and the arson actions of emotionally disturbed delinquent youth; and

•	Youthful Offender programs, which are designed specifically for young adults aged 18-25, who are under the continuing jurisdiction of juvenile courts.

The Company’s innovative programs address the root causes and issues behind adult and juvenile anti-social behavior. The Company believes its programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility, and family values, can help reduce the recidivism rate of program participants and hopefully help to prevent adult incarceration. The Company’s juvenile programs are comprised of four major components: education; vocational training; socialization; and recreation. Behavioral management principles intended to dramatically change the thinking and behavior of program participants are consistently applied throughout each segment of programming to teach participants basic life skills, while reinforcing the principle that success begins with appropriate, acceptable behavior.

In addition to providing fundamental residential services for adult and juvenile offenders, the Company has developed a broad range of programs intended to reduce recidivism, including: basic, special, and vocational education; substance abuse treatment and counseling; life skills training; behavioral modification counseling; and comprehensive aftercare programs. In all of its facilities, the Company strives to provide the highest quality services designed to reduce recidivism and continually evaluates and audits its programs and believes the reputation of its programs will lead to continued business opportunities.

The Company is also a leading provider of design and construction services for juvenile and adult correctional facilities, including project consulting, the design, development and construction of new correctional and detention facilities and the redesign and renovation of existing facilities. These services usually are provided in conjunction with an agreement for the Company to operate the facility upon completion of the construction or renovation.

Operational Divisions

The Company has organized its operations into two divisions: Adult/Community Corrections and Juvenile (YSI).

Adult/Community Corrections: At year-end 2003, the Adult/Community Corrections Division operated 13 facilities in five states, for a total of approximately 5,000 beds. During the year 2003, revenues from the Adult/Community Corrections programs comprised 46.5% of the Company’s consolidated revenue, and 90.9% of the consolidated contribution margin. During the year 2003, 22.7% and 18.7% of the Company’s consolidated revenues were earned from various US Government agencies and the State of Arizona, respectively.

Juvenile: At year-end 2003, the Juvenile Division operated 19 facilities in 10 states approximating 2,500 beds including aftercare. During the year 2003, revenues from the Juvenile Division comprised 53.5% of the Company’s consolidated revenues, and 7.4% of the consolidated contribution margin. During the year 2003, 7.0% and 11.1% of the Company’s consolidated revenues were earned from the Florida and Maryland Departments of Juvenile Justice, respectively.

Marketing and Business Development

The Company engages in extensive marketing and business development on a national basis. Marketing efforts are spearheaded by the Company’s business development team in conjunction with the Company’s executive officers and outside consultants. Additional marketing efforts are conducted locally by the Facility Administrators to fill empty beds on an as-needed basis, and in anticipation of future vacancies.

The Company receives frequent inquiries from or on behalf of governmental agencies. Upon receiving such an inquiry, the Company determines whether there is an existing or future need for the Company’s services, whether the legal and political climate is conducive to privatized correctional operations, and whether or not the project is commercially viable.

Contract Award Process

Most governmental procurement and purchasing activities are controlled by procurement regulations that take the form of a Request for a Proposal (“RFP”), and to date most of the Company’s new business has resulted from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of usually 15 to 120 days from the time that the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder’s experience and qualifications, and the price at which the bidder is willing to provide the services. From time to time, the Company engages independent consultants to assist in responding to the RFP’s. Approximately six to eighteen months is generally required from the issuance of the RFP to the contract award.

Before responding to an RFP, the Company researches and evaluates, among other factors:

•	the current size and growth projections of the available correctional and detention population;

•	whether or not a minimum capacity level is guaranteed;

•	the willingness of the contracting authority to allow the Company to house populations of similar classification within the proposed facility for other governmental agencies; and

•	the willingness of the contracting authority to allow the Company to make adjustments in operating activities, such as work force reductions in the event the actual population is less than the contracted capacity.

Under the RFP, the bidder may be required to design and construct a new facility or to redesign and renovate an existing facility at its own cost. In such event, the Company’s ability to obtain the contract award is dependent upon its ability to obtain the necessary financing or fund such costs internally.

In addition to issuing formal RFP’s, governmental agencies may use a procedure known as Purchase of Services or Requests for Qualification (“RFQ”). In the case of an RFQ, the requesting agency selects a firm it believes is most qualified to provide the necessary services and then negotiates the terms of the contract, including the price at which the services are to be provided.

Market

The Company believes there is a growing acceptance of privatization of governmental services. Correctional and detention functions traditionally performed by federal, state and local governments have faced continuing pressure to control costs and reduce the number of governmental employees. Since incarceration costs generally grow faster than many other parts of budget items, in an attempt to address these budgetary pressures, governmental agencies responsible for correctional and detention facilities are privatizing facilities. As of year-end 2002 (the most recent available data), privately operated adult prison facilities held 93,771 prisoners, up 3.1% from 2001. This accounted for 6.5% of all Federal and State adult inmates as of year-end 2002 and 2001.

An estimated 2.2 million adult inmates are held in Federal and State prisons, and local jails as of December 31, 2002. On December 31, 2002, State adult prisons were operating between full capacity and 17% above capacity, while Federal adult prisons were operating at 33% above capacity.

The services in which the juvenile justice system has seen the greatest growth are residential services for children committing crimes who have serious emotional and behavioral problems. The public and private sector have had to adjust to providing services for children who are dually diagnosed, have drug and alcohol addictions and/or sex offending and fire setting histories. The Company has developed treatment programs to address these growing needs, and has focused their efforts to capture a share of this growing market. The Company’s Florida facilities began receiving Medicaid funds in 2001 for reimbursement of behavioral health services, as the provision of these additional services qualified for reimbursement under Medicaid. The Company plans to seek this certification at other applicable juvenile facilities.

Competition

The Company competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of the Company’s competitors have greater resources than the Company. The Company also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, the Company’s Community Corrections and Juvenile operations compete with governmental and not-for-profit entities. The Company’s main competitors in the adult division include but are not limited to Corrections Corporation of America, the Geo Group (formerly Wackenhut Corrections Corporation), and Cornell Corrections. The Company’s primary competitors in the Juvenile Division are Psychotherapeutic Services, Inc., Securicor, and Sunshine Youth Services.

Facilities

The Company operates adult and juvenile pre-adjudication and post-adjudication secure and non-secure correctional and detention facilities, and non-secure adult community correctional facilities for federal and state correctional agencies. Pre-adjudication secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-adjudication secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. The Company operates six types of post-adjudication facilities: 1) secure prisons (adult); 2) intermediate sanction facilities (adult); 3) high impact programs (juvenile); 4) academies (juvenile); 5) secure treatment and training facilities (adult and juvenile); and 6) sexually delinquent juvenile programs (juvenile).

Secure prisons and intermediate sanction facilities provide a secure correctional environment for individuals who have been found guilty of one or more offenses. Offenders placed in intermediate sanction facilities are typically persons who have committed a technical violation of their parole conditions, but whose offense history or current offense does not warrant incarceration in a prison. Both types of facilities offer vocational training, substance abuse treatment and offense specific treatment. High impact programs provide residential placement for juveniles who are either first time offenders or who were unable to meet the terms of a non-residential placement. High impact programs are generally short term with stays of 30 to 90 days, but involve all of the rehabilitative elements of an academy program. Academies are secure facilities that range from hardware secure to staff secure. These facilities typically service juveniles who are repeat offenders and/or violent crime offenders. The academies emphasize rehabilitative programming, including individual and group treatment, education, recreation and vocational training. Secure treatment and training facilities provide numerous services designed to reduce recidivism including educational and vocational training, life skills, anger control management, and substance abuse counseling and treatment. Juvenile sex offender programs are generally locked secure and involve a length of stay from 12 to 24 months.

The Company also operates non-secure residential and non-residential community corrections programs. Non-secure residential facilities, known as halfway houses, provide a residential correctional environment for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in community corrections facilities are typically allowed to leave the facility to work in the immediate community and/or participate in community-based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last three to six months of their sentence. Non-residential programs permit the offender to reside at home or in some other approved setting under supervision and monitoring by the Company. Supervision may take the form of either requiring the offender to report to a correctional facility a specified number of times each week and/or having the Company employees monitor the offender on a case management basis at his/her work site and home. In the juvenile division, the non-residential programs take the form of aftercare programs. Unlike the adult division where a non-residential supervision program may replace the last part of an adult’s residential supervision, the juvenile division counterpart, the aftercare program, is strictly post release. The goal of these programs, like adult community corrections, is to assist the juvenile in effecting a positive return to their families and communities. Aftercare programs provide the contact, supervision and support that is needed to further instill the principles learned by the juvenile during the longer residential program.

Adult Division

The following information is provided with respect to the facilities for which the Company had management contracts as of March 15, 2004:

Facility Name, Location and Year Operations Commenced	Design Capacity Beds (1)	Type of Facility	Contracting Governmental Agency	Owned, Leased, or Managed (2)
Arizona State Prison, Florence West Florence, Arizona (1997)	750	Prison	State	Leased (3)

Arizona State Prison, Phoenix West Phoenix, Arizona (1996)	450	Prison	State	Leased (4)

Bronx Community Corrections Center Bronx, New York (1996)	111	Residential Community Correctional Facility	Federal Bureau of Prisons	Leased

Brooklyn Community Correctional Center Brooklyn, New York (1989)	164	Residential Community Correctional Facility	Federal Bureau of Prisons	Leased

City of Littlefield Detention Center Littlefield, Texas (2004)	214	Long Term Detention	State	Managed

Dickens County Correctional Center Spur, Texas (1998)	489	Jail/Long Term Detention	Federal/County	Managed

Fort Worth Community Corrections Center Fort Worth, Texas (1994)	200	Residential Correctional Facility	State	Leased

Frio County Jail Pearsall, Texas (1997)	391	Jail/Long Term Detention	County/State/Federal	Part-Leased/ Part -Owned

Grenada County Jail Grenada, Mississippi (1998)	160	Jail	County	Managed

Jefferson County Downtown Jail Beaumont, Texas (1998)	500	Jail/Long Term Detention	County/Federal	Managed

Newton County Correctional Facility Newton, Texas (1998)	872	Prison	County/Federal	Managed

Seattle Immigrations and Custom Enforcement (ICE) Detention Center Seattle, Washington (1989) (5)	200	Secure Detention Facility	Bureau of Immigration and Customs Enforcement	Managed

South Texas Intermediate Sanction Facility Houston, Texas (1993)	450	Secure Intermediate Sanction Facility	State	Managed

Facility Name, Location and Year Operations Commenced	Design Capacity Beds (1)	Type of Facility	Contracting Governmental Agency	Owned, Leased, or Managed (2)
Tacoma ICE Detention Center Tacoma, Washington (2004) (5)	500	Secure Detention Facility	Bureau of Immigration and Customs Enforcement	Owned

(1)	Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2)	A managed facility is a facility for which the Company provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, the Company has no property interest in the facility.
(3)	The facility was sold in December 2002 to an unrelated not-for-profit entity, and has been subsequently leased back by the Company for an initial lease term of ten years, renewable at the option of the State for an additional ten years.
(4)	See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the sale of this facility by the Company.
(5)	Operations at the Seattle ICE Detention Center will be relocated during the first half of 2004 to the 500-bed Tacoma ICE Detention Center, constructed and owned by a subsidiary of the Company.

Juvenile Division

Facility Name, Location and Year Operations Commenced	Design Capacity Beds (1)	Type of Facility	Contracting Governmental Agency	Owned, Leased, or Managed (2)
Blackwater STOP Camp Milton, Florida (2003)	18	Non Secure Treatment Facility	State	Managed

Chamberlain Academy Chamberlain, South Dakota (1993)	78	Non Secure Academy Facility	Multi-State/ Federal	Owned

Charles Hickey School Baltimore, Maryland (1993)	329	Secure Academy/High Impact/Detention and Sex Offender Facility	State	Managed

Colorado County Boot Camp Eagle Lake, Texas (1998)	156	Secure Detention Facility	Multi-County/ State	Part Owned/ Part Managed

Crisp County Youth Development Center Cordele, Georgia (2004)	64	Secure Treatment Facility	State	Managed

Dallas County Secure Post Adjudication Facility Dallas, Texas (1998)	96	Secure Treatment Facility	County	Managed

Dallas Youth Academy Dallas, Texas (1998)	96	Secure Treatment Facility	County	Managed

Dublin Aftercare Dublin, GA (1998)	595	Non-Residential Aftercare	State	Managed (3)

Elmore Academy Elmore, Minnesota (1998)	126	Non Secure Academy Facility	Multi-State	Owned

Facility Name, Location and Year Operations Commenced	Design Capacity Beds (1)	Type of Facility	Contracting Governmental Agency	Owned, Leased, or Managed (2)
Forest Ridge Youth Services Wallingford, Iowa (1993)	140	Non Secure Female Academy Facility	Multi-State	Owned

Hemphill County Juvenile Facility Canadian, Texas (1994)	120	Secure Detention Facility	County	Leased

Hillsborough Academy Tampa, Florida (1997)	25	Secure Sexual Offender Facility	State	Managed

JoAnn Bridges Academy Greenville, Florida (1998)	30	Secure Female Academy Facility	State	Managed

Okaloosa County Juvenile Residential Facility Okaloosa, Florida (1998)	65	Secure Treatment Facility	State	Managed

Paulding Regional Youth Detention Center Dallas, Georgia (1999)	100	Secure Detention Facility	State	Managed

Reflections Treatment Agency Knoxville, Tennessee (1992)	52	Secure Sexual Offender Facility	State	Leased

Santa Rosa Youth Development Center Santa Rosa, Florida (2003)	25	Secure Treatment Facility	State	Managed

Springfield Academy Springfield, South Dakota (1993)	84	Non Secure Academy Facility	State/Federal	Owned

Tarkio Academy Tarkio, Missouri (1994)	226	Secure Academy Sexual Offender Facility	Multi-State	Subleased

Thompson Juvenile Residential Facility Pembroke, Florida (2004)	112	Secure Treatment Facility	State	Leased

(1)	Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2)	A managed facility is a facility for which the Company provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, the Company has no property interest in the facility.
(3)	The Company contracts with the State of Georgia to provide non-residential aftercare services to residents recently released from State custody. Aftercare services are regularly provided away from the central location where the administrative services of the program are performed. The capacity listed is the maximum caseload based on the Company’s contract with the State.

Facility Changes During the Year 2003

During 2003, contracts were terminated at the following juvenile facilities:

1)	Bartow Youth Training Center

2)	Bayamon Treatment Center

3)	Bell County Detention Center

4)	Bill Clayton Detention Center

5)	Cypress Creek Academy

6)	Genesis Treatment Agency

7)	Keweenaw Academy

8)	Polk County Youth Development Center

The Company’s operating agreements at the Bartow, Cypress Creek and Polk facilities expired during 2003 and were subsequently awarded to a different provider. The Company elected not to renew its contract at the Bell County Detention Center, and displaced a portion of its residents to other Company-operated facilities in the State of Texas. The government of Puerto Rico elected to terminate the Company’s contract at the Bayamon facility, due to its desire to eliminate private providers under the new government regime. The Company elected to terminate its contract at the Bill Clayton facility due to the State of Texas displacing all residents to State operated facilities. The Company has subsequently reached an agreement with the owner of the facility to operate a 214-bed adult program from the same location, with operations commencing during the first quarter of 2004. The Company terminated its various agency contracts at the Genesis and Keweenaw facilities due to lack of financial viability.

The Company’s management contract at the Charles H. Hickey, Jr. School expires March 31, 2004, and the Company has elected not to participate in the bid process to renew its contract with the State of Maryland.

During 2003, the Company commenced operations at the following juvenile facilities:

1)	Blackwater STOP Camp

2)	Santa Rosa Juvenile Residential Facility

Additionally, the Company began operations during the first quarter of 2004, or expects to commence operations at the following facilities, as follows:

1)	Crisp County Youth Development Center – January 2004

2)	Bill Clayton Detention Center (Adult) – April 2004

3)	Thompson Juvenile Residential Facility – January 2004

Facility Management Contracts

The Company is primarily compensated on the basis of the population in each of its facilities on a fixed rate per inmate per day; however, some contracts have a minimum revenue guarantee, or the Company may also be paid a lesser per diem paid for unoccupied beds. Additionally, some facilities are compensated on a per diem basis, in addition to the normal per diem, for treatment provided to residents with behavioral and/or mental health diagnoses, as well as residents requiring substance abuse counseling. Invoices are generally sent on a monthly basis detailing the population for the prior month. Occupancy rates for facilities tend to be low when first opened or when expansions are first available. However, after a facility passes the start-up period, typically three months, the occupancy rate tends to stabilize.

The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability and property loss or damage. The Company is also required to indemnify the contracting agencies for claims and costs arising out of the Company’s operations and in certain cases, to maintain performance bonds.

As is standard in the industry, the Company’s contracts are short term in nature, generally ranging from one to three years and containing multiple renewal options. Most facility contracts also generally contain clauses that allow the governmental agency to terminate a contract with or without cause, and are subject to legislative appropriation of funds.

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

The Company’s contracts generally require the Company to operate each facility in accordance with all applicable local, state and federal laws, and rules and regulations. In addition, all facilities are generally required to adhere to the guidelines of the American Correctional Association (“ACA”). The ACA standards, designed to safeguard the life, health and safety of offenders and personnel, describe specific objectives with respect to administration, personnel and staff training, security, medical and health care, food service, inmate supervision and physical plant requirements. The Company believes the benefits of operating its facilities in accordance with ACA standards include improved management, better defense against lawsuits by offenders alleging violations of civil rights, a more humane environment for personnel and offenders and measurable criteria for upgrading programs, personnel and the physical plant on a continuous basis. Several of our facilities are fully accredited by the ACA and certain other facilities currently are being reviewed for accreditation. It is the Company’s goal to obtain and maintain ACA accreditation for all of its facilities, when applicable.

Facility Design and Construction

In addition to its facility management services, the Company also consults with various governmental entities to design and construct new correctional and detention facilities and renovate older facilities to provide enhanced services to the population. Pursuant to the Company’s design, construction and management contracts, it is responsible for overall project development and completion. Typically, the Company develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, the Company utilizes, with appropriate modifications, prototype designs the Company has used in developing other projects. Management of the Company believes that the use of such prototype designs allows it to reduce cost overruns and construction delays.

Employees

At January 31, 2004, the Company had approximately 2,800 employees, consisting of corporate and facility employees. Each of the Company’s facilities is led by an experienced facility administrator or warden. Other facility personnel include administrative, security, medical, food service, counseling, classification, and educational and vocational training personnel. The Company conducts background screening checks and drug testing on potential facility employees. Some of the services rendered at certain facilities, such as medical services, education or food service, are provided by third-party contractors.

Employee Training

All jurisdictions require corrections officers and youth workers to complete a specified amount of training. Generally, the Company employees are required to participate in at least 160 hours of paid training during their first year of service, with 120 hours coming prior to their direct contact with offenders or detainees, unless otherwise specified by contract. Training is requisite for all new hires, regardless of classification, is outcome based, and requires observable or measurable levels of performance competency. Training consists of approximately 40 hours relating to the Company policies, operational procedures, management philosophy, ethics and compliance training, and 120 hours relating to legal issues, rights of offenders and detainees, techniques of communication and supervision, improvement of interpersonal skills, life safety and emergency procedures, training to promote the security and health and welfare of the residents, and job training relating to the specific tasks to be held. All the Company training programs meet or exceed applicable American Correctional Association (ACA) licensing requirements.

In addition to comprehensive pre-service training, all Company personnel are required to complete 40 hours of in-service training annually, unless otherwise specified by contract. Mandatory annual training plans are interfaced between state and federal laws, policies, ACA Standards for Adult and Juvenile Facilities, and course lesson plans. Some of the topics include: use of force or behavioral management programs, security procedures, suicide precautions, interpersonal communications, cultural sensitivity, first aid and CPR, and safety procedures. The Company’s training matrix is designed to provide the flexibility needed to incorporate specialized training mandated by the contracting agency, such as an overview of the criminal justice or juvenile justice system.

In addition, the Company reimburses employees for specialized training programs to ensure retention of licensure or certification as required by the appropriate professional standards.

The Company places dignity, professionalism and respect for all, as its benchmark, and is committed to providing quality training programs for newly hired employees to prepare them for a challenging and rewarding career in the corrections field. The Company also provides scheduled annual refresher training to veteran employees to maintain their proficiencies and adherence to the Company’s commitment to provide quality service to its contracting agencies.

The Company is committed to providing quality training programs for newly hired employees to prepare them for a challenging and rewarding career in the Criminal Justice or Juvenile Justice field and to reinforce adherence to the Company’s commitment to provide quality service to its contracting agencies.

Insurance

Each management contract with a governmental agency requires the Company to maintain certain levels of insurance coverage for general liability, workers’ compensation, vehicle liability and property loss or damage and to indemnify the contracting agency for claims and costs arising out of the Company’s operations.

The Company currently maintains primary general liability insurance in the amount of $3,000,000 and a primary excess liability policy in the amount of $2,000,000, and an excess umbrella policy in the amount of $25,000,000, covering itself and each of its subsidiaries, as well as automobile liability insurance, employment practices liability insurance, workers’ compensation insurance, and property and casualty insurance, in addition to other special forms of insurance. There can be no assurance that the aggregate amount and kinds of the Company’s insurance are adequate to cover all occurrences or that insurance will be available in the future. In addition, the Company is unable to secure insurance for some unique business risks, which may include, but not be limited to, some types of punitive damages in states where it is prohibited by law.

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

The failure to comply with any applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, the current and future operations of the Company may be subject to additional regulations as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2. Properties

The Company leases office space for its corporate headquarters in Sarasota, Florida. Additionally, the Company leases office space for a regional office in New York, New York, which expires April 30, 2004. The Company will not renew this lease.

The Company also leases the space for the following facilities: Arizona State Prison-Florence West, Hemphill County Juvenile Detention Center, Reflections Treatment Agency, Tarkio Academy, Frio County Jail, Brooklyn Community Correctional Center, Bronx Community Correctional Center, Thompson Academy, and Fort Worth Community Corrections Center.

The Company owns its facilities located in Chamberlain, South Dakota; Springfield, South Dakota; Elmore, Minnesota; portions of the Frio County, Texas facility; Forest Ridge, Iowa; and portions of the Eagle Lake, Texas expansion.

During 2002, the Company sold a property owned in Bryan, Texas, from which the Company formerly operated the Los Hermanos Ranch program (which it closed in November 1999).

Additionally, the Company was involved in a transaction during 2002 with an unrelated not-for-profit entity, whereby the ownership of the Phoenix, Arizona facility will eventually be passed to the State of Arizona over the passage of time, or the occurrence of certain events. In accordance with generally accepted accounting principles, the Company has not recorded the transaction as a sale, and the assets and associated liabilities remain on the financial statements of the Company; however, legal title to the property is held by the not-for profit entity.

The Florence, Arizona facility was sold to an unrelated not-for-profit entity in December 2002, and has been subsequently leased back by the Company for an initial lease term of ten years, renewable for an additional ten years at the option of the State.

The Company owns the following properties, which were acquired by the Company in anticipation of future development projects, but were never developed, and are now being marketed for sale. These properties are located in Belle Glade, Florida; Mangonia Park, Florida; and Eagle Lake, Texas, and are classified on the balance sheet under assets held for sale.

The Company also owns the property from which its Genesis Treatment Agency program was operated. This program terminated operations in October 2003. The property is currently being marketed for sale, and is classified on the balance sheet under assets held for sale.

Item 3. Legal Proceedings

The nature of the Company’s business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defense to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described below, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, if all, or a substantial number of these claims are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

The Company has determined that the following matters should be deemed material to the Company under applicable SEC regulations, because either: (a) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company’s current assets on a consolidated basis as of December 31, 2003; or (b) the claims asserted against the Company depart from those asserted in the normal course of the Company’s business:

1.	Brown, Samson, et al., v. Esmor Correctional Services, Inc., Esmor, Inc., Esmor New York State Correctional Facilities, Inc., Esmor Management, Inc., Esmor Manhattan, Inc, Esmor Brooklyn, Inc., Esmor New Jersey, Inc., James Slattery and Aaron Speisman, Superior Court of the State of New York, No. 8654/96; removed to US District Court for the Southern District of New York; transferred to the US District Court for the District of New Jersey;

2.	DaSilva, Joaquin, et al., v. Esmor Correctional Services, Port Authority of New York, et al., Superior Court of New Jersey, No. UNNL 1285-96; removed to US District Court for the District of New Jersey;

As discussed below, the plaintiffs in the Brown Samson and DaSilva matters are now part of the Brown Samson class action.

The Brown Samson suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS (Immigration and Naturalization Services) Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by the negligent and intentional acts of CSC, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and $500,000,000 in punitive damages. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action.

The Company has filed summary judgment motions in this case, which are currently pending before the Court. In addition, the parties recently entered into a stipulated order of dismissal with respect to all corporate defendants other than CSC. Mr. Speisman and Mr. Slattery also have been dismissed from the action. Further, six (6) of the named plaintiffs, each of whom failed to appear for deposition and did not otherwise comply with discovery, have been dismissed as named plaintiffs and have become members of the putative class.

The DaSilva case was brought in July 1996 by nine individual plaintiffs, each whom alleged that they were former detainees at the Company’s INS detention facility in Elizabeth, NJ &/or spouses of detainees at that facility, in which the plaintiffs asserted various causes of action complaining of the conditions at the facility and “mistreatment” by CSC and local authorities after a June 1995 disturbance at the facility. The plaintiffs in this case sought $10,000,000 each in damages. The Court recently dismissed the DaSilva complaint in its entirety, because the plaintiffs’ did not properly opt-out of the Brown, Samson class action. Therefore, the plaintiffs’ who were identified in the DaSilva complaint will now become part of the Brown, Samson class action.

3.	Jama, Hawa Abdi, et al. v. Esmor Correctional Services, Inc., et al., US District Court for the District of New Jersey, No. 973093.

The Jama case was initiated in July 1997 by another group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of the Company. No monetary damages have been stated. The Company recently filed various dispositive motions in the case, which are currently pending. The Company also has filed interlocutory appeals from the District Court concerning jurisdictional issues, which are currently pending before the Third Circuit Court of Appeals. The Company is currently awaiting action by the Third Circuit Court of Appeals on these appeals.

Although the Company believes that it has meritorious defenses to the claims made in the Jama and Brown Samson actions, and is vigorously pursuing its defense of these claims, the aggregate amount of the damages claimed by the plaintiffs in these cases substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

4.	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq., in the 236th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

In May, 2001, the plaintiffs in this case, the estate and parents of Bryan Alexander, a former inmate at the Tarrant County Correctional Facility in Mansfield, Texas (which formerly was operated by the Company), brought wrongful death and survival actions against the Company and the co-defendants named therein, in which it was alleged that the Company’s negligent and intentional acts, as well as the negligent and intentional acts of the other named defendants, proximately caused the death of Bryan Alexander on January 9, 2001.

On September 17, 2003, following the Company’s announcements that a Tarrant County, Texas jury had returned verdicts against the Company and its former employee, awarding the plaintiffs $35.0 million in compensatory damages and $5.1 million in punitive damages, the trial Judge in the case entered judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. On October 17, 2003 the Company filed post-judgment motions with the trial Judge in the case requesting that the judgment be set aside in whole or in part and/or that the trial Judge grant the Company a new trial. On November 21, 2003 those motions were denied. The Company filed an appeal on December 15, 2003 with the Second Court of Appeals of Texas, and expects to file briefs during the first half of 2004.

In the meantime, on or about December 28, 2003, the Company’s general liability insurance carriers arranged for the posting of unconditional surety bonds in the aggregate amount of $25 million, the maximum amount of security required by Texas law in order to secure the judgment pending the outcome of the appeal; consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The general and professional liability insurance policies of the Company in effect at the time of Mr. Alexander’s death provided $35 million of coverage which, less amounts paid on other claims under the policies, should be available for payment on account of the awards. However, the Company’s primary liability insurance carrier has filed a declaratory judgment action against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. This declaratory judgment action is still pending. The Company has retained counsel to enforce its rights under the policies, and believes that coverage should be available for this case under the applicable general liability insurance policies; however, there can be no assurance that the Company will be successful in its efforts to obtain full insurance coverage for this case. If the Company’s insurance carrier prevails in its declaratory judgment action with regard to coverage for this case, the insurance carrier could seek to recover from the Company the defense costs advanced by the carrier in the defense of the case, and, if the Company is unsuccessful in its appeal and the plaintiffs thereafter enforce the judgment by drawing upon the bonds, the carrier also could seek to recover such amounts from the Company. If the insurance carrier is successful in taking such actions, the outcome of those actions could have a material adverse impact on the financial condition of the Company and its ability to operate. Based on its evaluation and the advice of counsel, management has determined that no loss requires recognition as of December 31, 2003.

5.	City of Tallulah v. Trans-American Development Assoc. and Correctional Services Corporation, 6th Judicial District Court Madison Parish, LA, Case No. 2001 000146.

In June, 2001, the City of Tallulah filed suit against Trans-American Development Assoc. & Correctional Services Corporation, alleging that either or both parties are obligated to continue to pay to the City an annual “management fee” of $150,000 related to the Tallulah Correctional Center for Youth, despite the fact that neither party is currently operating the facility. The Complaint filed by the City in this matter does not specify the amount of damages that the City is seeking, but, based on the theory outlined in the City’s complaint, the Company has estimated that the City likely will seek approximately $3,250,000 in this case. The Company believes that the City’s case against the Company is wholly without merit and is vigorously defending against this claim. However, in light of the fact that this matter is not covered by any form of insurance available to the Company, and given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

6.	State of Arizona v. Correctional Services Corporation, Correctional Medical Services, Inc. et al., in the Superior Court of the State of AZ, in and for the County of Maricopa, No. CV2000-000205.

During 2001, the State of Arizona filed suit against the Company and the other named defendants, including Correctional Medical Services, Inc. (CMS), the Company’s former medical services provider at the Arizona RTC/DWI Private Prison in Phoenix, Arizona, in which the State sought indemnification from the named defendants for any and all damages and losses suffered or incurred by the State in connection with a case captioned, Valdez, Jose, Martinez, Zacarias & Edwarda, parents, v. Maricopa County, Correctional Medical Services, Inc., Arizona Department of Corrections, State of Arizona, Correctional Services Corporation, et al., which was tried before a jury in the Superior Court of the State of Arizona in and for the County of Maricopa in September, 2001.

The Valdez case was brought by a former inmate at the Phoenix facility whose eyesight deteriorated to near total blindness while he was in the custody of the State of Arizona, and incarcerated at various facilities, including the Phoenix facility operated by the Company. At trial, the jury awarded $6,500,000 in damages against the State of Arizona, but, pursuant to an agreement reached with the plaintiffs prior to trial, the amount recoverable by the plaintiffs was limited to $5,000,000. The Company was not a defendant at the trial of the Valdez case, although it was named as a defendant. The State subsequently sought indemnification from the Company and other co-defendants for the full amount of the jury award and other costs and expenses associated with that case.

The Company’s contract with the State of Arizona that was in effect at the time of the incidents giving rise to the Valdez suit required that the State of Arizona be named as an “additional insured” under the Company’s general liability and professional liability insurance policies, and the State of Arizona was so named thereunder. The State of Arizona took the position with the Company’s insurance carrier that, because it was named as an additional insured, the Company’s insurance policies provided full coverage to the State, including coverage for all acts and omissions of the State’s employees and medical providers prior to the time that Mr. Valdez was transferred to the Arizona State Prison – Phoenix West. The State subsequently filed a declaratory judgment action in Arizona state court against Northland Insurance Company seeking a declaration that its status as an additional insured provided it with such coverage. Northland disputed this position, but, ultimately, the State obtained a declaratory judgment in its favor. Northland has appealed this decision to the Arizona Supreme Court.

Nevertheless, in the meantime, Northland settled the Valdez case with the plaintiffs on behalf of the State and the Company. As a result, Northland has been subrogated to the Company’s claims for indemnification and/or contribution against the State and CMS, and is currently pursuing those claims.

7.	Scianetti, Adorno, Womble and Johnson v. Correctional Services Corporation, Case. No. 01 CV 9170 in the United States District Court for the Southern District of New York.

The Plaintiffs in this case, each a former resident of the LeMarquis Community Correctional Center, allege that a former employee of the Company sexually assaulted and battered them while they were housed at the LeMarquis Community Correctional Center formerly operated by the Company in Manhattan. Each Plaintiff brought causes of action for negligence against the Company. Each Plaintiff sought $50,000,000 in compensatory damages from the Company.

In 2003, the Company’s general liability insurance carrier settled the claims of Plaintiffs Scianetti and Adorno for a total of $25,000, leaving only the claims of Plaintiffs Womble and Johnson remaining in the suit. The Company believes that it has meritorious defenses to the claims made by the remaining plaintiffs in this case and is vigorously pursuing its defense, and recently filed dispositive motions in this case, which are currently pending. However, given the inherent uncertainties associated with litigation and the fact that the damages sought by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The common stock of the Company is traded on the Nasdaq National Market, under the symbol “CSCQ.” Such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices per share on the Nasdaq National Market, based on published financial sources.

	CSC Common Stock Sale Price ($)
	High	Low
2002
First Quarter	3.13	1.36
Second Quarter	2.43	1.97
Third Quarter	2.51	1.80
Fourth Quarter	2.90	1.95
2003
First Quarter	3.05	2.26
Second Quarter	2.95	2.40
Third Quarter	3.10	2.30
Fourth Quarter	2.93	2.08

On February 27, 2004, there were 217 holders of record and approximately 1,865 beneficial shareholders registered in nominee and street name. The Company paid no cash dividends during the years ended December 31, 2003 and 2002 and the Company does not expect to pay dividends in the near future.

The following table sets forth securities authorized for issuance under equity compensation plans as of December 31, 2003.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding stock option ($/share)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	688,334	6.24	145,000

Equity compensation plans not approved by stockholders	—	—	—

Item 6. Selected Financial Data

The information below is only a summary and should be read in conjunction with Correctional Services Corporation’s historical financial statements and related notes (in thousands, except per share data).

	Year Ended December 31,
	2003	2002	2001	2000	1999
Revenues	$135,761	$154,569	$167,696	$201,330	$223,239

Operating expenses (1)	121,203	138,481	154,282	178,041	198,146
Startup costs	378	—	406	155	1,177
General and administrative (1)	9,210	8,918	13,017	13,344	13,555
Restructuring and impairment	—	—	4,356	—	—
Loss contract costs	—	220	1,150	—	—
Merger costs and related restructuring charges	—	—	—	—	12,052
Other operating expenses (income)	(54)	(1,526)	1,313	(1,115)	1,874

Operating income (loss)	5,024	8,476	(6,828)	10,905	(3,565)
Interest expense, net (1)	2,203	2,326	2,183	3,483	3,413

Income (loss) from continuing operations before income taxes	2,821	6,150	(9,011)	7,422	(6,978)
Income tax provision (benefit)	1,367	1,309	(3,175)	2,900	(805)

Income (loss) from continuing operations	1,454	4,841	(5,836)	4,522	(6,173)
Income (loss) from discontinued operations	(120)	(2,478)	(44)	1,266	1,929

Income (loss) before extraordinary gain on extinguishment of debt,	1,334	2,363	(5,880)	5,788	(4,244)
Extraordinary gain on extinguishment of debt, net of tax of $467	—	—	—	—	716

Net income (loss)	$1,334	$2,363	$(5,880)	$5,788	$(3,528)

Net earnings (loss) per share:
Basic	$0.13	$0.23	$(0.58)	$0.51	$(0.31)
Diluted	$0.13	$0.23	$(0.58)	$0.51	$(0.31)
Balance sheet data:
Working capital (deficit)	$13,602	$17,171	$(7,855)	$18,831	$22,281
Total assets	147,123	88,088	86,083	96,775	111,198
Long-term liabilities, net of current portion	75,974	20,258	314	16,338	32,944
Shareholders’ equity	51,348	50,008	47,645	53,738	50,738

(1)	Certain reclassifications have been made to prior year amounts to conform to the 2003 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is one of the largest and most comprehensive providers of juvenile rehabilitative services with 19 facilities and approximately 2,500 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 13 facilities representing approximately 5,000 beds. On a combined basis, as of December 31, 2003, the Company provided services in 14 states, representing approximately 7,500 beds including juvenile aftercare services.

The Company is primarily compensated on the basis of the population in each of its facilities on a fixed rate per inmate per day basis, by various federal, state and local government agencies. As various state and local government agencies face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various juvenile justice agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to these emerging needs by developing programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services. Additionally, the Company has terminated contracts at certain unprofitable juvenile facilities and continues to evaluate the future earning potential of other juvenile facilities, as needed.

Although the same budgetary issues impacting the juvenile division affected the Company’s adult division in certain jurisdictions, occupancy rates have increased, as the Company has been able to fill beds vacated by state and local agencies with higher per diem federal inmates, and the Company has been successful seeking out-of-state inmates at certain locations.

The Company expects the shift towards privatization to continue as various states have implemented programs to issue RFP’s for the purpose of transferring the operations of state-operated prisons to privately operated companies. Florida, for example, has established the Corrections Privatization Committee for just such a purpose. As of year-end 2002 (the most recent available data), privately operated adult prison facilities held 93,771 prisoners, up 3.1% from 2001. This accounted for 6.5% of all Federal and State adult inmates as of year-end 2002 and 2001.

The Company continues to pursue adult and juvenile contracts in new and existing markets, and has been successful in procuring four new juvenile and one new adult contract during the last six months of 2003. However, there can be no assurance that the Company will continue to be successful in obtaining new contracts.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues:

	Percentage of Total Revenues Years Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%

Facility expenses:
Operating	89.3%	89.6%	92.0%
Startup costs	0.3%	—	0.2%

	89.6%	89.6%	92.2%

Contribution from operations	10.4%	10.4%	7.8%

Other operating expenses:
General and administrative	6.7%	5.8%	7.8%
Legal settlement	—	—	0.2%
Restructuring and impairment	—	—	2.6%
Loss contract costs (recovery)	—	0.1%	0.7%
Loss (gain) on disposal of assets	(0.0)%	(1.0)%	0.6%

	6.7%	4.9%	11.9%

Operating income (loss)	3.7%	5.5%	(4.1)%
Interest expense, net	1.6%	1.5%	1.3%

Income (loss) from continuing operations before income taxes	2.1%	4.0%	(5.4)%
Income tax provision (benefit)	1.0%	0.9%	(1.9)%

Income (loss) from continuing operations	1.1%	3.1%	(3.5)%
Loss from discontinued operations, net of tax	(0.1)%	(1.6)%	(0.0)%

Net income (loss)	1.0%	1.5%	(3.5)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue decreased by $18.8 million or 12.2% for the year ended December 31, 2003 to $135.8 million compared to the same period in 2002. The decrease was primarily due to:

•	a decrease of $25.1 million from the closure of eleven programs, 942 beds in six facilities where contracts were terminated in 2003, and 498 beds in five facilities where contracts were terminated in 2002; which was offset by

•	an increase of $5.6 million generated from net occupancy level and per diem rate changes at existing facilities; and

•	an increase of $700,000 from revenues generated by two new programs (43 beds) where contracts were awarded during 2003.

The Company anticipates beginning operations of seven new programs during the first half of 2004, totaling 639 beds, and opening its new Tacoma facility which will add another 300 beds during the second quarter 2004. The Company’s management contract at the 329-bed Charles H. Hickey, Jr. School that expires March 31, 2004 will be awarded to a different provider, as the Company elected not to participate in the bid process to renew its contract with the State of Maryland. This contract accounted for approximately $15.6 million in annual revenues and a $(40,000) contribution margin in 2003.

Operating expenses decreased $17.3 million or 12.5% for the year ended December 31, 2003 to $121.2 million compared to the same period in 2002 primarily due to the closing of the eleven facilities mentioned above. This decrease was partially offset by legal costs of $1.6 million incurred during the year ended December 31, 2003. Approximately $1.1 million of costs are related primarily to certain outstanding legal matters from closed facilities. The Company’s legal reserve balance is approximately $1.7 million as of December 31, 2003.

As a percentage of revenues, operating expenses decreased to 89.3% for the twelve months ended December 31, 2003 from 89.6% for the twelve months ended December 31, 2002. The Company made significant improvements in cost control initiatives, such as payroll target initiatives and changes in the structure of the Company’s health benefit plan. Those improvements were partially offset by the increased cost of workers compensation insurance and general liability insurance, and the increase in the Company’s legal settlement costs discussed above.

Startup costs were $378,000 for the twelve months ended December 31, 2003, related primarily to the startup of the Tacoma, Washington ICE facility, which is expected to open in the second quarter of 2004. Costs consisted primarily of payroll expenses associated with transitioning the operations of the Seattle, Washington ICE facility to the new Tacoma facility. There were no start up costs incurred during 2002.

General and administrative expenses increased to $9.2 million for the twelve months ended December 31, 2003, compared to $8.9 million for the twelve months ended December 31, 2002. As a percentage of revenues, general and administrative expenses increased to 6.7% for the twelve months ended December 31, 2003 from 5.8% for the same period in 2002. The increase in 2003 was primarily due to increases in directors and officers’ liability insurance costs, professional and consulting fees, corporate payroll, and workers’ compensation costs, compared to the same period in 2002.

The Company recorded a $220,000 loss reserve for the year ended December 31, 2002, for estimated contract losses through the contract termination at the Bayamon, Puerto Rico juvenile facility, which ended January 31, 2003.

During the twelve months ended December 31, 2002, the Company recorded a gain on the disposal of assets of $1.5 million primarily related to the sale of the Salinas, Puerto Rico facility to the Puerto Rican government for $15.0 million. The facility was constructed by the Company, and was completed in 2001, but had never been operational, due to the Puerto Rican government’s inability to fulfill its contract with the Company and provide inmates for the facility.

Interest expense, net of interest income, was $2.2 million for the twelve months ended December 31, 2003 compared to $2.3 million for the twelve months ended December 31, 2002, a net increase in interest expense of approximately $50,000. The Company incurred interest charges during 2003 primarily related to the 2002 sale of its Phoenix and Florence, Arizona facilities, which under applicable accounting principles resulted in the recognition of a long-term liability and a capital lease obligation with higher imputed interest rates than the bank debt to which the Company was subject prior to the sale of those facilities, interest on the note payable, the amortization of deferred loan costs, borrowings under the Company’s line of credit, and interest on outstanding letters of credit. Interest incurred during the comparable period in 2002 was related primarily to borrowings under the Company’s line of credit and the amortization of deferred loan costs. During the twelve months ended December 31, 2003, the Company capitalized interest of approximately $1.3 million related to the construction of its Tacoma, Washington facility. No interest was capitalized during the same period in 2002.

For the twelve months ended December 31, 2003, the Company recognized an income tax provision of $1.4 million compared to an income tax provision of $1.3 million for the twelve months ended December 31, 2002. The Company’s effective tax rate for the year ended December 31, 2003 was 48.5% compared to 21.3% for the comparable period in 2002. For 2003, the Company’s effective tax rate was primarily impacted by items that are non-deductible for tax purposes. For the 2002 period, the Company recognized a $1.4 million tax benefit principally attributable to a change in estimate of the recoverability of deferred tax assets associated with exiting Puerto Rico operations.

The Company recorded a loss from discontinued operations of $120,000, net of an $80,000 tax benefit, compared to loss from discontinued operations of $2.5 million, net of a $1.6 million tax benefit, in 2002, related to its Keweenaw, Michigan and Newport News, Virginia facilities, which were closed due to low utilization. The Company recognized a $1.3 million loss on facility contracts for the year ended December 31, 2002 related to the Company’s Keweenaw, Michigan juvenile facility, which is included in the loss from discontinued operations for the year ended December 31, 2002, as a result of low utilization by the contracting agencies. However, the Company reached an agreement with its landlord to terminate the lease effective December 2003, at which time the Company began terminating facility contracts. The Company recorded a loss contract recovery credit of $896,000, representing a change in estimate of contract losses. No reserve remains at December 31, 2003. The Company recorded a charge for the impairment of assets during the year ended December 31, 2002, related to the Keweenaw, Michigan facility, in the amount of $1.9 million, which is included in the loss from discontinued operations for 2002. No impairment reserve was recorded related to the closure of the Newport News facility, as the Company believes the net book values of facility assets are recoverable. Revenue included in discontinued operations amounted to $4.5 million and $5.8 million in 2003 and 2002, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue decreased by $13.1 million or 7.8% for the year ended December 31, 2002 to $154.6 million compared to the same period in 2001. The decrease was primarily due to:

•	a decrease of $13.6 million from the closure of nine programs, 479 beds in five facilities closed in conjunction with the Company’s 2001 restructuring initiative, where the Company planned to terminate the contracts at various unprofitable facilities;

•	a decrease of $600,000 in other revenues primarily due to the fulfillment of a contract with a third party related to the sale of assets in December 1995 at the Company’s Elizabeth, New Jersey facility; and

•	a decrease of $1.1 million generated from net occupancy level and per diem rate changes at existing facilities.

Operating expenses decreased $15.8 million or 10.2% for the year ended December 31, 2002 to $138.5 million compared to the same period in 2001 primarily due to the closing of the nine facilities mentioned above.

As a percentage of revenues, operating expenses decreased to 89.6% for the twelve months ended December 31, 2002 from 92.0% for the twelve months ended December 31, 2001. Although the Company made significant improvements in cost control initiatives, those improvements were partially offset by the increased cost of healthcare and workers’ compensation insurance, as well as other fixed costs at the facilities, including, rent, certain administrative salaries, and depreciation expense.

Startup costs were $406,000 for the twelve months ended December 31, 2001, related primarily to the startup of the Salinas, Puerto Rico facility. The Salinas facility was never operational and was sold to the Puerto Rican government in November 2002.

General and administrative expenses decreased to $8.9 million for the twelve months ended December 31, 2002, compared to $13.0 million for the twelve months ended December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 5.8% for the twelve months ended December 31, 2002 from 7.8% for the same period in 2001. The decrease is due primarily to the results of the restructuring initiative formulated during the third quarter of 2001. Other charges that were included in general and administrative expenses for the year ended December 31, 2001 include: $1.3 million of additional accounts receivable allowance, established primarily for receivables which have been in dispute over a number of years, including a receivable from a non-profit entity; $1.1 million related to reserves established for legal obligations; and management’s estimate of the results of agency audits.

In addition to less significant settlements included in operating expenses, the Company recorded a $375,000 legal settlement related to the Mansfield, Texas facility. The settlement was paid in April 2001. The settlement paid by the Company exceeded the amount of its insurance deductible, as certain facts of the case caused the third party insurer to dispute the enforceability of its policy with the Company. Consequently, the Company agreed with the third party insurer to pay $375,000.

The Company recorded a $220,000 loss reserve for estimated contract losses through the contract termination at the Bayamon, Puerto Rico juvenile facility, which ended January 31, 2003.

During the same period in 2001, the Company recorded costs of approximately $1.2 million for various contracts that required the related facility to incur losses to fulfill the contracts. The facilities were closed during the year ended December 31, 2002.

During the twelve months ended December 31, 2002, the Company recorded a gain on the disposal of assets of $1.5 million primarily related to the sale of the Salinas, Puerto Rico facility to the Puerto Rican government for $15.0 million. The facility was constructed by the Company, and was completed in 2001, but had never been operational, due to the Puerto Rican government’s inability to fulfill its contract with the Company, and provide inmates for the facility.

The Company recorded a loss on the disposal of assets of $938,000 for the same period in 2001. The loss related primarily to the sale of the 489-bed Dickens County facility, and the sale of both airplanes previously used to transport residents from the various contracting jurisdictions to the facilities in the Midwest region. The Company sold the 489-bed Dickens County Correctional Facility in Dickens, Texas, which had been held in the operating lease-financing facility, to the host county. The net proceeds from the sale were approximately $10.7 million, which were used to reduce the Company’s obligations under its operating lease-financing facility. The Company recorded a loss on this sale of approximately $441,000 in the third quarter of 2001. The Company continues to operate the facility under a management agreement with the County. The Company also recorded a loss of approximately $370,000 on the sale of two airplanes that were used to transport residents to and from the Company’s Midwest facilities.

Interest expense, net of interest income, was $2.3 million for the twelve months ended December 31, 2002 compared to $2.2 million for the twelve months ended December 31, 2001, a net increase in interest expense of approximately $100,000.

For the twelve months ended December 31, 2002, the Company recognized an income tax provision of $1.3 million compared to an income tax benefit of $3.2 million for the twelve months ended December 31, 2001. The Company’s effective tax rate for the year ended December 31, 2002 was 21.3% compared to 35.2% for the comparable period in 2001. For the 2002 period, the Company recognized a $1.4 million tax benefit principally attributable to a change in estimate of the recoverability of deferred tax assets associated with exiting Puerto Rico operations.

The Company recorded a loss from discontinued operations of $2.5 million, net of a $1.6 million tax benefit in 2002, compared to a loss from discontinued operations of $44,000, net of a $27,000 tax benefit in 2001, related to its Keweenaw, Michigan and Newport News, Virginia facilities. The Company recognized a $1.3 million loss on facility contracts for the year ended December 31, 2002 related to the Company’s Keweenaw, Michigan juvenile facility, which is included in loss from discontinued operations for the year ended December 31, 2002, as a result of low utilization by the contracting agencies. The Company recorded a charge for the impairment of assets during the year ended December 31, 2002, related to the Keweenaw, Michigan facility, in the amount of $1.9 million, which is included in the loss from discontinued operations for the year ended December 31, 2002. Revenue included in discontinued operations amounted to $5.8 million and $6.7 million in 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company has historically financed its operations through bank borrowings, private placements, the sale of public securities and cash generated from operations.

The Company had working capital at December 31, 2003 of $13.6 million, compared to working capital of $17.2 million at December 31, 2002. The decrease in working capital is primarily attributable to the decrease in accounts receivable associated with the closure of various facilities during 2003 and 2002. The Company’s current ratio decreased to 1.7 at December 31, 2003, from 2.0 at December 31, 2002. The decrease in the current ratio is primarily attributable to the reduction in accounts receivable discussed above, and the increase in the current portion of restricted cash and accrued liabilities associated with the construction of the Tacoma, Washington facility.

Net cash of $7.1 million was provided by operating activities for the year ended December 31, 2003 as compared to $2.9 million provided by operations for the year ended December 31, 2002. The increase is primarily attributable to the release of previously restricted cash of $1.4 million that secured a letter of credit related to the sale of the Phoenix, Arizona facility, the non-cash impact of the deferred portion of the tax provision, and the timing of the receipt and payment of receivables and payables, respectively.

Net cash of $58.6 million was used by investing activities during the year ended December 31, 2003 as compared to $21.5 million provided by investing activities during the year ended December 31, 2002. During 2003, cash was expended related to the construction of the Tacoma, Washington facility. Proceeds from the construction financing, discussed below, were invested in non-current restricted cash until the funds were utilized for construction, at which time the portion of the funds that are payable are reclassified as current restricted cash until paid. During the same period in 2002, cash provided was primarily attributable to the sale of the Salinas, Puerto Rico facility to the Puerto Rican government for $15.0 million and the sale of the Florence facility for $10.4 million in 2002.

Net cash of $50.9 million was provided by financing activities in the year ended December 31, 2003 as compared to $20.9 million used in financing activities in the year ended December 31, 2002. During 2003, funds from financing activities were primarily provided by proceeds, net of issuance costs, from the note payable related to the construction of the Company’s Tacoma facility, discussed above. During the 2002 period, the Company’s primary uses of funds were net repayments on the Company’s line of credit and term note.

At December 31, 2003, the Company had no outstanding debt under its Credit Agreement with GE Capital, and had approximately $4.8 million in availability, after considering letters of credit of $5.7 million and borrowing base limitations of $8.5 million. The availability is limited due primarily to the eligible receivables at December 31, 2003.

In October 2002, the Company entered into a new long-term financing agreement with GE Capital (“Credit Agreement”), which has been amended various times since inception. The Amended Credit Agreement is subject to compliance with various financial covenants based on a minimum net worth, minimum monthly cash flow requirements, EBITDA requirements, and borrowing base criteria. The Company is in compliance with all covenants as of December 31, 2003. Additionally, the Credit Agreement prohibits the payment of any dividends. In association with the Credit Agreement, the Company incurred $995,000 in loan fees, which are being amortized as interest expense over the term of the Credit Agreement. The Credit Agreement is secured by all of the assets of the Company, except real property, and consists of the following components:

•	a $12 million term loan that was paid in full on November 28, 2002 when the Company sold its Salinas, Puerto Rico facility. There is no available borrowings under this line. The term loan was secured by mortgages on certain real property owned by the Company.

•	a $19 million revolving line of credit that matures on September 25, 2005, and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. The Company also incurs a monthly fee based on 0.5% of its unused line of credit, with an annual fee of $75,000. The line of credit is used primarily to fund the working capital requirements of the Company. As of December 31, 2003, there is no outstanding balance under this revolving line of credit.

During the year ended December 31, 2002, the Company sold its Phoenix, Arizona facility to a not-for-profit entity and received proceeds of approximately $8.5 million, which was used to reduce existing bank debt. The not-for-profit entity used proceeds from contract revenue bonds issued through the Maricopa County Industrial Development Authority to purchase the facility from the Company. Neither the Company nor the State of Arizona is obligated to repay the bonds. The bond payments are payable exclusively from the revenue generated by the facility’s operations, or from the disposition of the facility. However, due to certain guarantee obligations of the Company with respect to the purchase of the facility by the State from the not-for-profit entity, and applicable generally accepted accounting principles, the Company was not permitted to record the transaction as a sale for accounting purposes. Therefore, the assets and associated liabilities remain on the financial statements of the Company. Legal title to the property is held by the not-for-profit entity. The ownership of the Phoenix, Arizona facility will eventually be passed to the State of Arizona over the passage of time, or when the State of Arizona exercises its option to purchase the facility. The Company’s non-recourse liability with respect to the debt service payments is $8.3 million as of December 31, 2002, and matures in 2022, or upon the State of Arizona’s exercise of its option to purchase the facility. On either of those occurrences a sale shall be deemed to have occurred, and the Company will recognize a $1.8 million gain.

The Florence, Arizona facility was sold by the Company to an unrelated not-for-profit entity in December 2002 for approximately $10.4 million, which was used to pay down bank debt, and has been subsequently leased back by the Company for an initial ten-year lease term, renewable for an additional ten years at the option of the State. The leaseback qualifies as a capital lease, and is paid from the revenues of the Florence, Arizona facility. The gain on the sale of the facility was deferred. The Company has a capital lease obligation of approximately $9.8 million as of December 31, 2003.

On June 30, 2003, the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust as follows (in thousands):

Issuance costs reserve	$6,268
Construction fund reserve	41,400
Debt service and other reserves	9,572

$57,240

The proceeds of the note in the construction fund are being used to complete a 500-bed detention facility in Tacoma, Washington, to be utilized by Immigrations and Customs Enforcement (ICE). The total expected construction costs of the project are approximately $49.5 million, of which $38.1 million has been expended, including $8.0 million that was funded by the Company in the current and prior year. Construction on the facility is expected to be complete by early 2004. The note is secured by the facility, and payments will be made exclusively from the revenues of the facility, which will be used to make the debt service payments on the bonds. The annual blended interest rate ranges between 3.3% and 4.1% during the term of the note. The effective rate of the note, net of the estimated interest earned on the debt service reserve fund and amortization of the note discount and loan issuance costs, is approximately 5.0%, and the note matures in October 2014.

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

Tabular Disclosure of Contractual Obligations

Registrants known contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$66,416	$294	$10,542	$11,236	$44,344
Capital lease obligations*	10,186	247	556	647	9,366
Operating lease obligations	14,588	3,273	4,414	3,639	3,262

*	- Amounts are net of imputed interest calculated at 7.9%.

Treasury Stock

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. No shares were repurchased in 2003 or 2002, as the Company’s Credit Agreement prohibits the repurchase of common stock.

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

The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Asset Impairments

As of December 31, 2003, the Company had approximately $70.9 million in long-lived property and equipment, assets under capital leases, and construction in progress. Additionally, the Company has assets held for sale of approximately $7.2 million. The Company evaluates the recoverability of the carrying values of its long-lived assets when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows or other measures of fair value, to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. No impairment of assets was recognized during 2003. During 2002, the Company recognized asset impairments of approximately $1.9 million, which was included in the loss from discontinued operations for the year ended December 31, 2002.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the 2002 period, the Company recognized a $1.3 million tax benefit principally attributable to a change in estimate of the recoverability of deferred tax assets associated with exiting Puerto Rico operations.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For 2003, the Company did not recognize any loss contract costs. During 2002, the Company recognized a $1.5 million loss on facility contracts for the year ended December 31, 2002, which is included in loss from discontinued operations for the year ended December 31, 2002. The charge primarily relates to the Company’s Keweenaw, Michigan juvenile facility, which, as a result of low utilization by the contracting agencies, was expected to incur losses of $1.3 million over the remaining contract period. The Company reached an agreement with its landlord to terminate the lease effective December 2003, at which time the Company began terminating facility contracts. The Company recorded a loss contract recovery of $896,000, which represents the excess of the reserve over actual costs, and is included in the loss from discontinued operations for the year ended December 31, 2003. No reserve remains at December 31, 2003. The Company also recorded a $220,000 loss reserve at December 31, 2002, for estimated contract losses through the contract termination at the Bayamon, Puerto Rico juvenile facility, which ended January 31, 2003.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has recorded the results of operations of components that have either been disposed of or are classified as held for sale under discontinued operations on the income statement. The Company defines components that have been disposed of as facilities not operating under a management agreement where the Company has unilaterally terminated its various contracts with sending agencies or has otherwise ceased operations. In these disposal situations, the Company typically, has a significant facility investment or lease obligations. In situations where management agreements with a principal agency are terminated in accordance with the contract provisions, whether or not subject to renewal or proposal, and without disposal of a significant facility investment or lease obligation, the results of operations of these facilities continue to be recorded in continuing operations (see NOTE N – DISCONTINUED OPERATIONS).

Commitments and Contingencies

As more fully discussed under “Legal Proceedings,” the company is involved in significant litigation. Additionally, the Company is subject to audits of contracting agencies and other contingencies. Commitments and contingencies are evaluated and assessed individually to determine whether a liability has been incurred or whether disclosure is otherwise required.

New Accounting Pronouncements

On January 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004. The application of FIN 46(revised) in 2003 did not have a material effect on the Company’s financial position, results of operations and cash flows. Additionally the Company does not expect the application of remaining requirements in first quarter 2004 to have material impact on the Company’s financial position, results of operations and cash flows.

RISK FACTORS

Investors should carefully consider the following factors that may affect future results, together with the other information contained in this Annual Report on Form 10-K, in evaluating the Company before purchasing its securities. In particular, prospective investors should note that this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and that actual results could differ materially from those contemplated by such statements. See “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” on page 3 of this Annual Report on Form 10-K. The factors listed below represent certain important risks the Company believes could cause such results to differ and are not intended to represent a complete list of the general or specific risks that may affect the Company. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect the Company to a greater extent than indicated.

DECREASES IN OCCUPANCY LEVELS AT OUR FACILITIES OR RISING COSTS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

THE NON-RENEWAL OR TERMINATION OF OUR FACILITY MANAGEMENT CONTRACTS, WHICH GENERALLY RANGE FROM ONE TO THREE YEARS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

As is typical in our industry, our facility management contracts are short-term, generally ranging from one to three years, with renewal or extension options as well as termination for convenience clauses in favor of the contracting governmental agency. Many YSI contracts renew annually. Additionally, the Company received approximately 30% of its 2003 consolidated revenue from two agencies: Maryland Department of Juvenile Justice and Arizona Department of Corrections. Our facility management contracts may not be renewed or our customers may terminate such contracts in accordance with their right to do so. The non-renewal or termination of any of these contracts could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others. Of the multi-year contracts in place as of December 31, 2003, three contracts representing approximately 725 beds are up for renewal in 2004, and have been renewed. The Company elected not to pursue renewal of one contract representing 329 beds, which will be operated by the contracting agency, beginning in April 2004.

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

OUR ABILITY TO SECURE NEW CONTRACTS TO DEVELOP AND MANAGE CORRECTIONAL DETENTION FACILITIES DEPENDS ON MANY FACTORS WE CANNOT CONTROL

Our growth is generally dependent upon our ability to obtain new contracts to develop and manage new correctional and detention facilities. This depends on a number of factors we cannot control, including crime rates and sentencing patterns in various jurisdictions and acceptance of privatization. Certain jurisdictions recently have required successful bidders to make a significant capital investment in connection with the financing of a particular project, a trend that will require the Company to have sufficient capital resources to compete effectively. We may not be able to obtain these capital resources when needed.

FUTURE ACQUISITIONS MAY INVOLVE SPECIAL RISKS, INCLUDING POSSIBLE ADVERSE SHORT-TERM EFFECTS ON OUR OPERATING RESULTS, DIVERSION OF MANAGEMENT’S ATTENTION FROM EXISTING BUSINESS, DEPENDENCE ON KEY PERSONNEL, UNANTICIPATED LIABILITIES AND COSTS OF AMORTIZATION OF INTANGIBLE ASSETS. ANY OF THESE RISKS COULD MATERIALLY ADVERSELY AFFECT US

The Company also intends to grow through selective acquisitions of companies and individual facilities although there are no current plans or agreements to acquire any other companies. We may not be able to identify or acquire any new companies or facilities and we may not be able to profitably manage acquired operations. Acquisitions involve a number of special risks, including possible adverse short-term effects on our operating results, diversion of management’s attention from existing business, dependence on retaining, hiring and training key personnel, risks associated with unanticipated liabilities, and the costs of amortization of acquired intangible assets, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

OUR ABILITY TO OBTAIN FINANCING WHEN A CONTRACT REQUIRES THAT THE COMPANY CONSTRUCT A NEW FACILITY IN ORDER TO MEET THE NEEDS OF THE CONTRACT AND CONSTRUCT THE FACILITY WITHIN THE ESTABLISHED CONSTRUCTION BUDGET

Certain new contracts awarded to the Company require that the Company construct a new facility to meet the needs of the contract. In the past, the Company has relied upon bank financing and arrangements with government entities to finance the construction of new facilities. However, the Company may be unable to obtain this financing, due to borrowing limitations, or changes in governmental policies that have allowed certain types of financing in the past. The result of any of these events might compel the awarding agency to look for an alternative provider. Additionally, if the Company was not able to construct the facility within the established construction budget, the cost overruns could cause the Company to use cash on hand to fund the cost overruns, which may have a material adverse affect on the Company’s cash flows.

PUBLIC RESISTANCE TO PRIVATIZATION OF CORRECTIONAL AND DETENTION FACILITIES COULD RESULT IN OUR INABILITY TO OBTAIN NEW CONTRACTS OR THE LOSS OF EXISTING CONTRACTS

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

OPPOSITION TO FACILITY LOCATION MAY ADVERSELY IMPACT THE COMPANY’S ABILITY TO DEVELOP SITES FOR NEW FACILITY LOCATIONS

The Company’s success in opening new facilities is dependent in part upon its ability to obtain facility sites that can be leased or acquired on economically favorable terms. Some locations may be in or near populous areas and, therefore, may generate legal action or other forms of opposition from residents in areas surrounding a proposed site. Certain facilities are already located in or adjacent to such areas and, in one instance, the Company abandoned its plan to expand a facility after consulting with community leaders who raised concerns about the expansion. There can be no assurance the Company will be able to open new facilities or expand existing facilities in any particular location.

OUR FAILURE TO COMPLY WITH UNIQUE GOVERNMENTAL REGULATION COULD RESULT IN MATERIAL PENALTIES OR NON-RENEWAL OR TERMINATION OF OUR FACILITY MANAGEMENT CONTRACTS

The industry in which we operate is subject to extensive federal, state and local regulations, including education, health care and safety regulations, which are administered by many regulatory authorities. Some of the regulations are unique to our industry, and the combination of regulations we face is unique. We may not always successfully comply with these regulations, and failure to comply can result in material penalties or non-renewal or termination of our facility management contracts. Our contracts typically include extensive reporting requirements, supervision and on-site monitoring by representatives of the contracting governmental agencies. Corrections officers and youth care workers are customarily required to meet certain training standards and, in some instances, facility personnel are required to be licensed and subject to background investigation. Certain jurisdictions also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by members of minority groups. Our businesses also are subject to operational and financial audits by the governmental agencies with which we have contracts. The outcomes of these audits could have a material adverse effect on our business, financial condition or results of operations.

DISTURBANCES AT ONE OR MORE OF OUR FACILITIES COULD RESULT IN CLOSURE OF THESE FACILITIES BY THE RELEVANT GOVERNMENTAL ENTITIES AND A LOSS OF OUR CONTRACTS TO MANAGE THESE FACILITIES

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

INSURANCE COVERAGE MAY BECOME INADEQUATE OR UNAVAILABLE TO COVER POTENTIAL LIABILITY RELATED TO MANAGEMENT OF CORRECTIONAL AND DETENTION FACILITIES OR ITS COSTS MAY ADVERSELY AFFECT RESULTS OF OPERATIONS

Our management of correctional and detention facilities exposes us to potential third-party claims or litigation by prisoners or other persons for personal injury or other damages, including damages resulting from contact with our facilities, programs, personnel or students (including students who leave our facilities without our authorization and cause bodily injury or property damage). Currently, we are subject to actions initiated by former employees, inmates and detainees alleging assault, sexual harassment, personal injury, property damage and other injuries. In addition, our management contracts generally require us to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation. We maintain insurance programs that provide coverage for certain liability risks faced by us, including personal injury, bodily injury, death or property damage to a third party where we are found to be negligent. There is no assurance, however, that our insurance will be adequate to cover potential third-party claims. In addition, we are unable to secure insurance for some unique business risks, which may include, but not be limited to, some types of punitive damages in states where it is prohibited by law.

Committed offenders often seek redress in federal courts pursuant to federal civil rights statutes for alleged violations of their constitutional rights caused by the overall condition of their confinement or by specific conditions or incidents. We may be subject to liability if any such claim or proceeding is made or instituted against us or the state with which we contract or subcontract.

The Company continues to incur increased costs for insurance. Workers’ compensation and general liability insurance represent significant costs to the Company.

STAFF RECRUITMENT DIFFICULTIES MAY IMPACT OPERATIONS

Many of our facilities are located in areas where there are smaller populations and/or where there are more jobs than available workers. Our choice of employees is further limited by our drug free workplace status, and licensure and other policy prohibitions against hiring individuals with past criminal histories. However, many of our contracts require the Company to have certain numbers and certain types of employees on duty at the facility at all times. Although the Company makes rigorous efforts to recruit and retain a sufficient work force, it is sometimes unable to achieve adequate staffing without significant overtime expense. This additional expense may adversely effect the Company’s results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s current Credit Agreement is subject to variable rates of interest and is therefore exposed to fluctuations in interest rates. There are no outstanding borrowings under the variable rate Credit Agreement. The Company’s note payable and loan payable accrue interest at fixed rates of interest.

The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights.

		Expected Maturity Dates
		2004	2005	2006	2007	2008	There after	Total	Fair Value
Fixed rate debt (in thousands)
Loan payable		$4	$3	$302	$—	$—	$—	$309	$309

Note payable		$—	$4,705	$4,905	$5,130	$5,390	$37,285	$57,415	$57,332

Weighted average interest rate at December 31, 2003	5.03%

Variable rate debt		$—	$—	$—	$—	$—	$—	$—	$—

Weighted average interest rate at December 31, 2003	N/A

The sensitivity to interest rate changes is not material to the Company.

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained on Pages F-1 thru F-31 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

PART III

The information required by Items 10, 11, 12, and 13 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for the Company’s 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

Item 14.	Principal Accountant Fees and Services
(1)	Audit Fees

The aggregate fees billed or billable by Grant Thornton, LLP for professional services in connection with the audit of the Company’s 2003 and 2002 annual financial statements and review of the Company’s 2003 and 2002 quarterly financial statements were approximately $175,000 for 2003 and $191,000 for 2002.

(2)	Audit-Related Fees

The aggregate fees billed by Grant Thornton, LLP for assurance and related services in 2003 and 2002 that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above were approximately $46,000 and $115,000, respectively. The fees billed in 2003 consisted primarily of an audit of financial data as required under an operating agreement, and the audits of the Company’s 401(k) plans. The fees billed in 2002 consisted primarily of an audit of current and prior period financial data as required under an operating agreement, and the audits of the Company’s 401(k) plans.

(3)	Tax Fees

The aggregate fees billed by Grant Thornton, LLP in 2003 and 2002 for tax compliance, tax advice and tax planning were approximately $84,000 and $54,000, respectively.

(4)	All Other Fees

The aggregate fees billed during 2003 and 2002 for services rendered by Grant Thornton, LLP, other than the services described in the preceding paragraphs were approximately $0 for both years.

(5)	Audit Committee Administration of the Engagement

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to specific budget. Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Grant Thornton was approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC rules.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated statements of the Company are included on pages F-1 through F-31 of this Form 10-K.

(2)	The information required by this item is contained on Pages F-1 thru F-31 hereof.

(3)	Exhibits (listed in (c) below)

(b)	On November 13, 2003, the Company issued its unaudited earnings and results of operations for the nine and three month periods ended September 30, 2003, on Form 8-K.

(c)	Exhibits:

3.1	Certificate of Incorporation of CSC dated October 28, 1993.(1)

3.1.1	Copy of Certificate of Amendment of Certificate of Incorporation of CSC dated July 29, 1996.(3)

3.1.2	Copy of Certificate of Correction to CSC’s Certificate of Incorporation.(1)

3.1.3	Copy of Certification of Correction to CSC’s Certificate of Amendment to CSC’s Certificate of Incorporation. (1)

3.2	CSC’s By-Laws.(6)

*10.1	CSC’s 1993 Stock Option Plan, as amended.(6)

*10.6	Employment Agreement between CSC and Aaron Speisman.(1)

*10.6.1	Modification to the Employment Agreement between CSC and Aaron Speisman, dated June 13, 1996.(3)

10.17	Form of Lease between CSC and Myrtle Avenue Family Center, Inc.(1)

*10.25	1994 Non-Employee Director Stock Option Plan.(2)

10.44	Lease Agreement between CSC and Creston Realty Associates, L.P., dated October 1, 1996.(3)

10.61	Sublease for Sarasota, Florida office space dated April 9, 1998 between Lucent Technologies, Inc. and CSC and Landlord Consent to Sublease.(4)

*10.74	Employment Agreement dated September 29, 1999 between CSC and James F. Slattery.(5)

10.74.1	Loan and Security Agreement, dated October 30, 2002, between CSC and General Electric Capital Corporation. (7)

10.74.2	Amendment No. 1 to Loan and Security Agreement, dated May 15, 2003, between CSC and General Electric Capital Corporation. (8)

10.74.3	Letter Agreement dated June 27, 2003, incorporated into the Loan and Security Agreement dated October 30, 2002, between CSC and General Electric Capital Corporation. (9)

10.74.4	Amendment No. 2 to the Loan and Security Agreement dated November 14, 2003, between CSC and General Electric Capital Corporation. (10)

*10.75	Change in Control Agreement dated September 29, 1999 between CSC and James F. Slattery.(5)

21	List of Subsidiaries – See Page F-7 of this Filing

23.1	Consent of Grant Thornton L.L.P., CSC’s independent public accountants

31.1	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit of same number filed with CSC’s Registration Statement on Form SB-2 (Registration No. 33-71314-NY).
(2)	Incorporated by reference to exhibit of same number filed with the initial filing of CSC’s Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3)	Incorporated by reference to exhibit of same number filed with CSC’s Annual Report on Form-10-KSB for the year ended December 31, 1996.
(4)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the three months ended March 31, 1998.
(5)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the nine months ended September 30, 1999.
(6)	Incorporated by reference to exhibit of same number filed with CSC’s Registration Statement on Form S-1 (Registration Number 333-6457).
(7)	Incorporated by reference to exhibit of the same number filed with CSC’s Form 10-Q for the nine months ended September 30, 2002.
(8)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the three months ended March 31, 2003.
(9)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the six months ended June 30, 2003.
(10)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the nine months ended September 30, 2003.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:	/s/ James F. Slattery
James F. Slattery, President and
Chief Executive Officer

Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James F. Slattery James F. Slattery	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ Bernard A. Wagner Bernard A. Wagner	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Aaron Speisman Aaron Speisman	Executive Vice President and Director	March 30, 2004

/s/ Stuart Gerson Stuart Gerson	Chairman of the Board	March 30, 2004

/s/ Chet Borgida Chet Borgida	Director	March 30, 2004

/s/ John H. Shuey John H. Shuey	Director	March 30, 2004

/s/ Bobbie L. Huskey Bobbie L. Huskey	Director	March 30, 2004

/s/ Melvin T. Stith Melvin T. Stith	Director	March 30, 2004

C O N T E N T S

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Correctional Services Corporation

We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 5, 2004

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,755	$4,327
Restricted cash	4,517	1,861
Accounts receivable, net	21,146	24,468
Deferred tax asset	2,200	3,008
Prepaid expenses and other current assets	1,785	1,329

Total current assets	33,403	34,993

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	71,141	38,195
PROPERTY HELD FOR SALE	6,951	1,009

OTHER ASSETS
Long term restricted cash reserves	17,777	—
Deferred tax asset, net of current portion	7,598	8,122
Goodwill, net	679	679
Deferred loan costs, net	6,637	922
Other	2,937	4,168

TOTAL ASSETS	$147,123	$88,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$498	$1,031
Accrued liabilities	18,760	15,821
Current portion of long term liabilities	543	970

Total current liabilities	19,801	17,822

LONG TERM LIABILITIES
Note payable	57,332	—
Capital lease obligation	9,939	10,183
Other long-term liabilities	8,398	8,694
Loans payable and line of credit	305	309
Loss contract reserve, net of current portion	—	1,072

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 30,000 shares authorized, 11,377 shares issued and 10,159 shares outstanding in 2003 and 11,373 shares issued and 10,155 shares outstanding in 2002	114	114
Additional paid-in capital	82,803	82,797
Accumulated deficit	(28,578)	(29,912)
Treasury stock, at cost	(2,991)	(2,991)

Total stockholders’ equity	51,348	50,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,123	$88,088

The accompanying notes are an integral part of these financial statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues	$135,761	$154,569	$167,696

Facility expenses:
Operating	121,203	138,481	154,282
Startup costs	378	—	406

	121,581	138,481	154,688

Contribution from operations	14,180	16,088	13,008

Other operating expenses:
General and administrative	9,210	8,918	13,017
Legal settlement expense	—	—	375
Restructuring and impairment	—	—	4,356
Loss contract costs (recovery)	—	220	1,150
Loss (gain) on disposal of assets	(54)	(1,526)	938

	9,156	7,612	19,836

Operating income (loss)	5,024	8,476	(6,828)
Interest expense, net	2,203	2,326	2,183

Income (loss) from continuing operations before income taxes	2,821	6,150	(9,011)
Income tax provision (benefit)	1,367	1,309	(3,175)

Income (loss) from continuing operations	1,454	4,841	(5,836)
Loss from discontinued operations, net of tax benefit of $77, $1,586, and $27	(120)	(2,478)	(44)

Net income (loss)	$1,334	$2,363	$(5,880)

Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.14	$0.48	$(0.57)
Loss per share from discontinued operations	(0.01)	(0.25)	(0.01)

Net earnings (loss) per share	$0.13	$0.23	$(0.58)

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.14	$0.47	$(0.57)
Loss per share from discontinued operations	(0.01)	(0.24)	(0.01)

Net earnings (loss) per share	$0.13	$0.23	$(0.58)

Number of shares used to compute income (loss) per share:
Basic	10,157	10,155	10,181
Diluted	10,237	10,195	10,181

The accompanying notes are an integral part of these financial statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total
Balance at December 31, 2000	$114	$82,797	$(26,395)	$(2,778)	$53,738
Stock repurchase	—	—	—	(213)	(213)
Net loss	—	—	(5,880)	—	(5,880)

Balance at December 31, 2001	114	82,797	(32,275)	(2,991)	47,645
Net income	—	—	2,363	—	2,363

Balance at December 31, 2002	114	82,797	(29,912)	(2,991)	50,008
Stock options exercised	—	6	—	—	6
Net income	—	—	1,334	—	1,334

Balance at December 31, 2003	$114	$82,803	$(28,578)	$(2,991)	$51,348

The accompanying notes are an integral part of this financial statement.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,334	$2,363	$(5,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,410	4,353	3,893
Deferred income tax expense (benefit)	1,332	(468)	(3,305)
Loss (gain) on disposal of fixed assets, net	(58)	(1,526)	938
Changes in operating assets and liabilities:
Restricted cash	(2,656)	(1,828)	59
Accounts receivable	3,322	1,293	11,215
Prepaid expenses and other current assets	(456)	177	1,167
Accounts payable and accrued liabilities	2,406	(2,800)	(368)
Restructuring, impairment and loss contract reserves	(1,544)	1,287	4,863

Net cash provided by operating activities:	7,090	2,851	12,582

Cash flows from investing activities:
Capital expenditures	(41,707)	(2,800)	(8,795)
Proceeds from the sale of property, equipment and leasehold improvements	18	24,725	619
Note proceeds invested in non-current restricted cash	(17,777)	—	—
Collection of notes receivable	—	—	3,730
Other assets	915	(461)	(431)

Net cash provided by (used in) investing activities:	(58,551)	21,464	(4,877)

Cash flows from financing activities:
Borrowings (payments) on loans payable and line of credit, net	(3)	(17,186)	6,000
Proceeds from note payable, net	51,344	—	—
Payments on term note	—	(12,000)	(12,693)
Payments on capital lease obligation	(217)	—	—
Proceeds (payments) on other long-term obligation	(241)	8,276	—
Payment of subordinated debt	—	(10)	—
Stock repurchase	—	—	(213)
Stock options exercised	6	—	—

Net cash provided by (used in) financing activities:	50,889	(20,920)	(6,906)

Net increase (decrease) in cash and cash equivalents	(572)	3,395	799
Cash and cash equivalents at beginning of period	4,327	932	133

Cash and cash equivalents at end of period	$3,755	$4,327	$932

Non-cash investing activities
Property exchanged for a note receivable	$—	$414	$—

Property sold pursuant to a sale-leaseback transaction, recognized as a capital lease	$—	$10,403	$—

Property previously held under the operating lease-financing facility, financed by senior debt credit facility	$—	$13,184	$—

Assets written off against restructuring reserve	$—	$2,204	$2,401

Sale of a facility leased under the Company’s operating lease-financing facility where proceeds were paid directly to the lienholder	$—	$—	$10,650

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$2,120	$1,286	$1,720

Income taxes	$103	$(65)	$(26)

The accompanying notes are an integral part of these financial statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Correctional Services Corporation and its subsidiaries (the Company) are organized to privately operate and manage detention and correctional facilities as well as educational, developmental and rehabilitative programs for federal, state and local government agencies.

1.	Principles of Consolidation

The consolidated financial statements as of December 31, 2003 include the accounts of Correctional Services Corporation and its wholly owned subsidiaries:

•	Esmor, Inc.

•	CSC Management de Puerto Rico, Inc.

•	YSI Holdings, Inc.

•	YSI Real Property Partnership, LLP

•	FF & E, Inc.

•	Youth Services International, Inc.

•	Youth Services International of Iowa, Inc.

•	Youth Services International of Northern Iowa, Inc.

•	Youth Services International of South Dakota, Inc.

•	Youth Services International of Missouri, Inc.

•	Youth Services International of Central Iowa, Inc.

•	Youth Services International of Texas, Inc.

•	Youth Services International of Illinois, Inc.

•	Youth Services International of Michigan, Inc.

•	CSC of Tacoma LLC

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

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN No. 46 (revised), which replaced FIN No. 46. FIN No. 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004. The application of FIN 46 (revised) in 2003 did not have a material effect on it’s the Company’s financial position, results of operations and cash flows. Additionally the Company does not expect the application of the remaining requirements in first quarter 2004 to have material impact on the Company’s financial position, results of operations and cash flows.

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

Certain revenues are accrued, based on population levels or other pertinent available data. Subsequent adjustments to revenue are recorded when actual levels are known. Included in accounts receivables at December 31, 2003 and 2002 is approximately $905,000 and $738,000, respectively, of unbilled receivables.

One of the Company’s significant programs operates under a contract whereby revenues recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract has costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Contract revenues subject to audit relating to this contract of approximately $15.6 million, $15.8 million, and $15.5 million, have been recorded for the years ended December 31, 2003, 2002 and 2001, respectively, at amounts which are considered to be earned. Subsequent adjustments, if any, resulting from the audit process are recorded when the Company concurs with the adjustments or the final adjustment amount can be reasonably estimated (see NOTE Q – COMMITMENTS AND CONTINGENCIES). The Company’s contract expires March 31, 2004 and the Company has elected not to compete in the competitive bid process to operate the facility past March 31, 2004.

The majority of the Company’s receivables are due from federal, state and local government agencies. Payment terms vary based on the particular institutions. The Company performs periodic evaluations of the collectibility of its receivables and does not require collateral on its accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, and the customers current ability to pay its obligation to the Company. The Company writes-off accounts receivable when they become uncollectible. Accounts receivable are presented net of an allowance for doubtful accounts of $617,000 and $637,000 at December 31, 2003 and 2002, respectively. The Company recognized a provision for doubtful accounts of $203,000, $330,000, and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued)

5.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Included in the current portion of restricted cash at December 31, 2003 is $4.1 million related to amounts payable on the construction of the Tacoma, Washington facility, and $400,000 in an escrow account, set aside as collateral on the Company’s loan payable. Included in restricted cash at December 31, 2002 is approximately $434,000 in an escrow account, set aside as collateral on the Company’s loan payable, and a $1.4 million certificate of deposit securing a letter of credit of the same amount, related to the Phoenix, Arizona facility transaction (see NOTE M - OTHER LONG TERM OBLIGATIONS). The security requirement for the Phoenix facility was released during 2003.

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

Goodwill representing the excess of the cost over the net assets of acquired businesses is stated at cost and, through 2001, was amortized over 10 years using the straight-line method. Amortization expense for the years ended December 31, 2003, 2002, and 2001 was $0, $0, and $370,000, respectively. Accumulated amortization was $3.0 million at both December 31, 2003 and 2002. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, and accordingly discontinued the amortization of goodwill. Based on the Company’s evaluations of goodwill in accordance with the provisions of SFAS No. 142, there is no asset impairment associated with goodwill as of January 1, 2002, or during the periods ended December 31, 2003 or 2002.

The information presented below reflects adjustments to information reported in 2001 as if SFAS No. 142 had been applied in those years (in thousands, except for earnings-per-share amounts):

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$1,334	$2,363	$(5,880)
Addback: Goodwill amortization, net of tax	—	—	222

Pro forma net income (loss)	$1,334	$2,363	$(5,658)

Basic and diluted earnings per share:
Net income (loss), as reported	$0.13	$0.23	$(0.58)
Addback: Goodwill amortization	—	—	0.02

Pro forma net income (loss)	$0.13	$0.23	$(0.56)

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

9.	Accounting for the Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets in measuring whether the assets to be held and used will be realizable. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period of less than 30 years) that is expected to result from the use of the asset is less than the carrying value. During 2002 the Company implemented actions to improve the operations of a certain facility and estimated that those actions would result in future profitability of those operations. However, the results of those activities did not sufficiently impact the results of operations and accordingly management reassessed impairment associated with this facility during the fourth quarter of 2002. Based on the Company’s analysis of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company recognized an impairment of long-lived assets amounting to approximately $1.9 million during the fourth quarter of 2002, which is included in the loss from discontinued operations for the year ended December 31, 2002.

10.	Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has recorded the results of operations of components that have either been disposed of or are classified as held for sale under discontinued operations on the income statement. The Company defines components that have been disposed of as facilities not operating under a management agreement where the Company has unilaterally terminated its various contracts with sending agencies or has otherwise ceased operations. In these disposal situations, the Company typically has a significant facility investment or lease obligation. In situations where management agreements with a principal agency are terminated in accordance with the contract provisions, whether or not subject to renewal or proposal and without disposal of a significant facility investment or lease obligation, the results of operations of these facilities continue to be recorded in continuing operations (see NOTE N – DISCONTINUED OPERATIONS).

11.	Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management’s assessment of the tax consequences of events that have been reflected in the Company’s consolidated financial statements.

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

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

13.	Stock Based Compensation

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below (in thousands, except for per share data) (see also NOTE S - STOCK OPTIONS):

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$1,334	$2,363	$(5,880)
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(98)	(212)	(454)

Pro forma net income (loss)	$1,236	$2,151	$(6,334)

Basic and diluted income (loss) per common share
As reported	$0.13	$0.23	$(0.58)
Pro forma	$0.12	$0.21	$(0.62)

14.	Comprehensive Income

The Company’s comprehensive income (loss) is equivalent to net income (loss) for the years ended December 31, 2003, 2002, and 2001.

15.	Treasury Stock

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The Company repurchased no shares during the years ended December 31, 2003 or 2002, as the repurchase of shares is prohibited under the current terms of the Company’s Credit Agreement (see NOTE K – LOANS PAYABLE). 93,000 shares were repurchased during the year ended December 31, 2001 at a cost of $213,000.

16.	Legal Costs

The Company recognizes legal costs related to the defense or assertion of legal claims when the related services have been rendered. Legal costs that are associated with specific facility operations are recognized in facility operating expenses. Other legal costs are recognized in general and administrative expense. During 2003, the Company accrued a reserve of $1.6 million for estimated future legal settlements.

17.	Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

18.	Start Up Costs

The Company incurs costs as it relates to the start-up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, but not exceeding 90 days of operations. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $378,000, $0, and $406,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE B - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1.	Cash and Cash Equivalents and Restricted Cash

The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

2.	Accounts and Notes Receivable, Accounts Payable and Accrued Expenses

The carrying amount reasonably approximates fair value because of the short-term maturities of these items.

3.	Long-Term Debt

The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2003	2002
Prepaid insurance	$452	$557
Prepaid real estate taxes	70	4
Prepaid and refundable (payable) income taxes	(50)	(98)
Prepaid rent – current portion	389	384
Prepaid expenses	519	476
Other	405	6

	$1,785	$1,329

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, at cost, consist of the following (in thousands):

	December 31,
	2003	2002
Buildings and land	$24,467	$26,545
Construction in progress, excluding land	36,623	—
Equipment	7,942	9,296
Capital lease assets, net of amortization	9,850	10,403
Leasehold improvements	10,699	10,423

	89,581	56,667

Less accumulated depreciation	(18,440)	(18,472)

	$71,141	$38,195

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was approximately $2.3 million, $3.0 million, and $3.4 million, respectively. Amortization expense for the year ended December 31, 2003 was $554,000. No amortization expense of capital lease assets was recorded prior to 2003.

During December 2002, the Company sold its Florence, Arizona facility to an unrelated not-for-profit entity for approximately $10.4 million. The Company leased back the property under an agreement that is classified as a capital lease and recognized capital lease assets of $10.4 million. The capital lease assets will be amortized over the lesser of their remaining estimated economic life or the 20-year lease period. Accumulated amortization of the capital lease assets as of December 31, 2003 was $554,000.

During the twelve months ended December 31, 2003, the Company incurred interest costs of approximately $3.7 million, of which the Company capitalized approximately $1.3 million included in construction in progress, associated with the construction of the Tacoma, Washington facility.

NOTE E – PROPERTY HELD FOR SALE

The Company has idle property currently being marketed for sale consisting of the following (in thousands):

	December 31,
	2003	2002
Land and buildings	$7,228	$1,009
Equipment	230	—

	7,458	1,009
Less accumulated depreciation	(507)	—

	$6,951	$1,009

Approximately $1.0 million of the balance at December 31, 2003 relates to property purchased for development, where those plans have been abandoned, and approximately $5.9 million relates to the building and assets associated with a program formerly operated by the Company, where operations were discontinued effective October 2003.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – DEFERRED LOAN COSTS

Deferred loan costs at December 31, 2003 consists of $650,000 of costs associated with the Company’s Credit Agreement (see NOTE K – LOANS PAYABLE), net of amortization of $404,000, and $6.0 million of issuance costs associated with the financing of the construction of the Tacoma, Washington facility (see NOTE I –RESTRICTED CASH AND NOTE PAYABLE), net of amortization of $376,000. Amortization of deferred loan costs associated with the Company’s Credit Agreement is included in interest expense. Amortization of deferred loan costs associated with the Tacoma, Washington project are considered in the weighted average interest rate used to capitalize interest.

NOTE G - OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2003	2002
Deposits	$399	$800
Prepaid rent – net of current portion	2,538	2,796
Other	—	572

	$2,937	$4,168

NOTE H - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued expenses	$7,931	$6,447
Accrued interest	482	31
Accrued medical claims and premiums	1,079	1,688
Accrued worker’s compensation claims and premiums	2,966	1,571
Payroll	3,883	4,594
Other	2,419	1,490

	$18,760	$15,821

NOTE I –RESTRICTED CASH AND NOTE PAYABLE

On June 30, 2003, the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust as follows (in thousands):

Issuance costs reserve	$6,268
Construction fund reserve	41,400
Debt service and other reserves	9,572

$57,240

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I –RESTRICTED CASH AND NOTE PAYABLE (continued)

The proceeds of the note in the construction fund are being used to complete a 500-bed detention facility in Tacoma, Washington, to be utilized by the Bureau of Immigration and Customs Enforcement (ICE). Including capitalized interest, the total expected construction costs of the project are approximately $51.4 million, of which $41.6 million has been expended, including $8.0 million that was funded by the Company in the current and prior year. The note discount, and the loan issuance costs which are classified as deferred loan costs, will be amortized using the effective interest method over the term of the note. Construction on the facility is expected to be complete by early 2004. The note is secured by the facility, and payments will be made exclusively from the revenues of the facility, which will be used to make the debt service payments on the bonds. The annual blended interest rate ranges between 3.3% and 4.1% during the term of the note. The effective rate of the note, net of the estimated interest earned on the debt service reserve fund and amortization of the note discount and loan issuance costs, is approximately 5.0%, and the note matures in October 2014.

Included in non-current restricted cash as of December 31, 2003 are funds held in trust as follows (in thousands):

Construction fund reserve, including retainage	$12,798
Debt service reserve	5,743
Other reserves	3,345

21,886
Less current portion	(4,109)

Total long-term restricted funds	$17,777

Following are the annual maturities of the note payable (in thousands):

2004	$—
2005	4,705
2006	4,905
2007	5,130
2008	5,390
Thereafter	37,285

Total	57,415
Less: Discount	(83)

$57,332

NOTE J – RESTRUCTURING, IMPAIRMENT AND LOSS CONTRACT RESERVES

During the fourth quarter of 2002, the Company recorded charges of $3.3 million included in the loss from discontinued operations for the year ended December 31, 2002, arising from a loss contract and the impairment of property, equipment and leasehold improvements at its Keweenaw, Michigan facility. The estimated future losses on contracts is based on management’s estimate of future results of operations. The impairment of the aforementioned assets is based on the present value of the estimated future cash flows of the facility in relation to the book value of the assets. The Company also recorded a loss contract reserve of $220,000 related to its Bayamon, Puerto Rico facility, which terminated operations in January 2003. The related charges in 2002 are as follows (in thousands):

Loss contracts	$1,544
Asset impairment	1,926

$3,470

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J – RESTRUCTURING, IMPAIRMENT AND LOSS CONTRACT RESERVES (continued)

The Company reached an agreement with its landlord to terminate the lease effective December 2003. The Company recorded a loss contract recovery of $896,000, which represents a change in estimate of contract losses. No reserve remains at December 31, 2003. In December 2003, the Company elected to terminate operations at the Keweenaw facility, effective January 31, 2004. Accordingly, the loss contract recovery is included in discontinued operations, net of tax.

During the third quarter of 2001, the Company recorded charges of $7.9 million related to corporate restructuring and asset impairments, losses on contracts of facilities to be closed, and other charges included in general and administrative expenses. In connection with the restructuring, the Company planned to close various facilities expected to result in the elimination of 358 positions. In the aggregate, these facilities had revenues and contributions from operations of $13.0 million and $(3.0) million, respectively. The related charges were as follows (in thousands):

Severance pay	$205
Provision for early termination of a lease	270
Impairment of assets	3,881
Loss on contracts of facilities to be closed	1,150
Other charges included in general and administrative expenses	2,373

$7,879

Severance pay relates primarily to the restructuring of the Company’s corporate offices, which resulted in the elimination of 19 positions. Provision for the early termination of a lease represents the Company’s estimate of their liability upon termination of a lease, which expires in 2006. Charges for impairment of assets include a $1.3 million charge related to the write-down of assets at the facilities to be closed, and a $2.6 million charge for properties where the Company has decided to discontinue the pursuit of future usage, and is based on fair market value estimates of the properties less costs to sell. Based on management’s analysis of its contract obligations, the Company has recorded costs of approximately $1.1 million for contracts that will require the Company incur losses to fulfill the contracts. These facilities are included in those scheduled for closure. Other charges included in general and administrative expenses include $1.3 million of additional allowance primarily for receivables, which have been in dispute over a number of years, including a receivable from a non-profit entity, and $1.1 million related to reserves established for legal obligations and management’s estimate of the results of agency audits.

In connection with the 2001 restructuring, the Company closed one facility during 2001 and four facilities during 2002, resulting in the elimination of 343 positions, including the elimination of positions at the corporate office. There was no reserve associated with the 2001 restructuring and impairment charges remaining as of December 31, 2002 or 2003.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE K – LOANS PAYABLE

Loans payable consists of the following (in thousands):

	December 31,
	2003	2002
Revolving line of credit maturing September 25, 2005. Interest payable at LIBOR plus 4.00% or prime plus 2.00% and is payable monthly.	$—	$—
Note payable due in semi-annual installments of $17,083, which includes principal plus interest at 10% per annum, due in full October 2006, collateralized by restricted cash in the amount of $399,000 at December 31, 2003.	309	312

	309	312
Less current portion	(4)	(3)

	$305	$309

In October 2002, the Company entered into a new long-term financing agreement with GE Capital (“Credit Agreement”), which has been amended various times since inception. The Amended Credit Agreement is subject to compliance with various financial covenants based on a minimum net worth, minimum monthly cash flow requirements, EBITDA requirements, and borrowing base criteria. The Company is in compliance with all covenants as of December 31, 2003. Additionally, the Credit Agreement prohibits the payment of any dividends. In association with the Credit Agreement, the Company incurred $995,000 in loan fees, which are being amortized as interest expense over the term of the Credit Agreement. The Credit Agreement is secured by all of the assets of the Company, except real property, and consists of the following components:

•	a $12 million term loan that was paid in full on November 28, 2002 when the Company sold its Salinas, Puerto Rico facility. There are no available borrowings under this line. The term loan was secured by mortgages on certain real property owned by the Company.

•	a $19 million revolving line of credit that matures on September 25, 2005, and accrues interest at the lesser of LIBOR plus 4.0% or prime plus 2.0%. The Company also incurs a monthly fee based on 0.5% of its unused line of credit, with an annual fee of $75,000. The line of credit is used primarily to fund the working capital requirements of the Company. As of December 31, 2003, there is no outstanding balance under this revolving line of credit.

At December 31, 2003, aggregate maturities of loans payable were as follows (in thousands):

Year ending December 31,
2004	$4
2005	3
2006	302

Total	$309

NOTE L – CAPITAL LEASE OBLIGATION AND DEFERRED GAIN

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

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – CAPITAL LEASE OBLIGATION AND DEFERRED GAIN (continued)

Future minimum capital lease payments are as follows (in thousands):

Year ending December 31,
2004	$1,055
2005	1,057
2006	1,054
2007	1,055
2008	1,056
Thereafter	14,777

Total lease payments	20,054
Less imputed interest at 7.9%	(9,868)

10,186
Less current portion	(247)

$9,939

NOTE M - OTHER LONG TERM OBLIGATIONS

On July 31, 2002, the Company entered into a transaction with an unrelated not-for-profit entity with respect to the Company’s Phoenix, Arizona facility and received approximately $8.5 million from the issuance of tax-exempt contract revenue bonds, issued by the Industrial Development Authority of Maricopa County, Arizona. The bondholders have a security interest in the facility. The bonds will be paid exclusively from revenue generated by the facility, and are non-recourse to the Company. The Company used the proceeds to reduce the balance of its revolving line of credit facility. In conjunction with the transaction, the State of Arizona has an option to purchase the facility for an initial purchase price of $8.5 million. The State’s option price will decline over time. In the event that the State exercises its option, there may be a shortfall between the proceeds of the sale and the funds needed to redeem the bonds. The Company has provided to the bondholders a letter of credit, secured by a certificate of deposit, which would be utilized to fund the aforementioned shortfall, if any. The letter of credit has an initial balance of $1.4 million and decreases over time as the calculated difference between the sale proceeds that would be due from the State and the unpaid principal balance of the bonds narrows. After 2010, the sale proceeds from the State would be sufficient to satisfy the redemption requirement. The Company will continue to operate the facility under a management agreement through 2012, subject to two five-year renewal options, exercisable by the State. Due to the Company’s continuing involvement in the operation of the facility, and its partial guarantee of the redemption proceeds by virtue of the letter of credit, the Company has not recorded the transaction as a sale in accordance with SFAS No. 66, Accounting for Sales of Real Estate and SFAS No. 98 Accounting for Leases. On the date of the transaction, the book value of the facility in the amount of $8.7 million and accumulated depreciation of $2.1 million continued to be reflected in the Company’s financial statements. The Company has also recorded a long-term obligation initially equal to the net proceeds from the transaction in the amount of $8.4 million. Upon the earliest occurrence of either 1) the State exercising its purchase option, 2) the expiration or termination of the Company’s management agreement with the State or 3) when conditions exist such that the transaction is deemed to have been a sale in accordance with the generally accepted accounting principles, as discussed above, the sales transaction will be reflected in the financial statements and a gain of approximately $1.9 million will be recorded.

During December 2002, the Company sold its Florence, Arizona facility to an unrelated not-for-profit entity for approximately $10.4 million, as discussed above. The Company leases back the property under a non-recourse agreement that is classified as a capital lease, with a term of twenty years (see NOTE L – CAPITAL LEASE OBLIGATION AND DEFERRED GAIN). The $692,000 gain on the sale is being deferred and recognized ratably over the life of the lease, and is included in other long-term liabilities in the financial statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M - OTHER LONG TERM OBLIGATIONS (continued)

At December 31, 2003 aggregate maturities of other long-term obligations are as follows (in thousands):

Years ending December 31,
2004	$294
2005	303
2006	324
2007	346
2008	370
Thereafter	7,055

Total	8,692
Less current portion	(294)

Total	$8,398

NOTE N – DISCONTINUED OPERATIONS

The Company has discontinued its operations at its Newport News, Virginia facility, effective October 2003. The Company has disclosed the results of operations of this facility under discontinued operations for the years ended December 31, 2003, 2002, and 2001. The Company owns the facility and is currently marketing the property for sale, and does not anticipate a loss on the future sale. The assets of this facility have a book value of $5.9 million and are classified under assets held for sale. Following is the revenue and pre-tax loss included in discontinued operations for the Newport News facility (in thousands):

	Years ended December 31,
	2003	2002	2001
Revenues	$2,248	$3,508	$2,409
Pre-tax income (loss)	(937)	(90)	(193)
Gain (loss) recognized on disposal of assets	—	—	—

In December 2003, the Company elected to terminate operations at its Keweenaw, Michigan facility, effective January 31, 2004. The Company has disclosed the results of operations of this facility under discontinued operations for the years ended December 31, 2003, 2002, and 2001. The facility’s assets were fully impaired as of December 31, 2002. See NOTE J – RESTRUCTURING, IMPAIRMENT AND LOSS CONTRACT RESERVES for further discussion of the Company’s accounting treatment associated with the exit of this facility. Following is the revenue and pre-tax income (loss) included in discontinued operations for the Keweenaw facility (in thousands):

	Years ended December 31,
	2003	2002	2001
Revenues	$2,248	$2,334	$4,318
Pre-tax income (loss)	740	(3,974)	122
Gain (loss) recognized on disposal of assets	—	—	—

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O - RENTAL AGREEMENTS

The Company has operating leases for certain of its facilities and certain machinery and equipment that expire at various dates. Substantially all the facility leases provide for payment by the Company of all property taxes and insurance.

Future minimum rental commitments under both cancelable and non-cancelable leases as of December 31, 2003 are as follows (in thousands):

Year ending December 31,	Total	Related Companies
2004	$3,273	$1,308
2005	2,392	1,315
2006	2,022	1,338
2007	1,876	1,346
2008	1,763	1,368
Thereafter	3,262	1,677

	$14,588	$8,352

The Company leases a facility from a related party. The President, a Vice President, and a stockholder of the Company own less than 55% of the related party. The lease commenced January 1, 1994 and expired December 31, 2003. The Company has exercised it’s five-year renewal option, beginning January 1, 2004. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility. The Company paid $480,000 in rent payments for each of the years ended December 31, 2003, 2002 and 2001. The annual rent for the five-year option period will be $780,000.

The Company leases a second facility from a related party. A stockholder of the Company owns 10% of the related party. The lease commenced October 1, 1996 and expired September 30, 2001. The Company extended the lease agreement ten years, effective October 1, 2001. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility. The Company paid $338,000, $363,000, and $242,000 in rent payments for the years ended December 31, 2003, 2002 and 2001, respectively.

Rental expense of operating leases and machinery and equipment for the years ended December 31, 2003, 2002, and 2001, aggregated $3.6 million, $5.1 million, and $6.2 million, respectively.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - INCOME TAXES

The income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State and local	(42)	191	103
Deferred:
Federal, state and local	1,332	(468)	(3,305)

	$1,290	$(277)	$(3,202)

Included in deferred benefits in 2003 is approximately $800,000 arising from the utilization of net operating losses.

The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income (loss):

	Years Ended December 31,
	2003	2002	2001
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	6.5	5.6	4.7
Non-deductible items	9.7	4.9	(1.8)
Valuation allowance and reconciliation	(1.1)	(53.5)	(2.1)
Other	0.1	(4.3)	0.5

	49.2%	(13.3)%	35.3%

At December 31, 2003, the Company had net operating loss carryforwards of approximately $5.9 million, $37.0 million and $4.4 million for federal, state, and foreign income tax purposes, respectively, that expire in periods beginning in 2007 through 2022. At December 31, 2003, the Company also had an Alternative Minimum Tax (AMT) credit of approximately $418,000, which does not expire.

A portion of the net operating loss carryforwards are subject to IRS Section 382 limitations and other limitations, which limit the utilization of the federal and state net operating loss carryforwards in any given year. Realization of the portion of the deferred tax asset resulting from the Company’s net operating loss carryforward in certain states is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of those deferred tax assets. The Company, after considering its pattern of profitability and its anticipated future taxable income, believes it is more likely than not that the remaining deferred tax assets will be realized.

During December 2002, the Company recognized a $1.4 million decrease in its deferred tax asset valuation allowance principally associated with the expected exiting of Puerto Rico operations and related tax attributes of intercompany loans and investments.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - INCOME TAXES (continued)

Deferred income taxes reflect the tax affected impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the Company’s deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2003	2002
Restructuring and impairment	$1,097	$1,902
Vacation accrual	438	444
Startup and development costs	19	138
Accrued expenses	2,226	1,475
Basis difference of fixed assets	1,278	1,225
Net operating loss carryforwards	5,270	6,576
Alternative minimum tax credit	414	588
Other	1,101	695

	11,843	13,043
Valuation allowance	(2,045)	(1,913)

	$9,798	$11,130

NOTE Q – COMMITMENTS AND CONTINGENCIES

1.	Due to a disturbance at the Company’s Elizabeth, New Jersey facility on June 18, 1995, the facility was closed and the INS moved all detainees located therein to other facilities. On December 15, 1995, the Company and a publicly-traded company (the “Buyer”), which also operates and manages detention and correctional facilities, entered into an asset purchase agreement pursuant to which the Buyer purchased the equipment, inventory and supplies, contract rights and records, leasehold and land improvements of the Company’s New Jersey facility for $6.2 million. The purchase price was payable in non-interest bearing monthly installments of $123,000 effective January 1997, the month the Buyer commenced operations of the facility. The Company has no continuing obligation with respect to the Elizabeth, New Jersey facility. According to the terms of the asset purchase agreement, the monthly payments beginning September 1999 are contingent upon the renewal of the contract by the INS and the Buyer. The INS did re-award the contract to the Buyer in 1999. The Company received monthly non-interest bearing payments of $123,000, beginning September 1999 through March 2001, and recognized income ratably over this period.

2.	Legal Matters

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

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q – COMMITMENTS AND CONTINGENCIES (continued)

The following matters includes significant claims or judgments that are or may be in excess of current insurance coverage:

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

As discussed below, the plaintiffs in the Brown and DaSilva matters are now part of the Brown class action.

The Brown Samson suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, alleging personal injuries and property damage purportedly caused by the negligent and intentional acts of CSC, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and $500,000,000 in punitive damages. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action.

The Company has filed summary judgment motions in this case, which are currently pending before the Court. In addition, the parties recently entered into a stipulated order of dismissal with respect to all corporate defendants other than CSC. Mr. Speisman and Mr. Slattery also have been dismissed from the action. Further, six (6) of the named plaintiffs, each of whom failed to appear for deposition and did not otherwise comply with discovery, have been dismissed as named plaintiffs and have become members of the putative class.

The DaSilva case was brought in July 1996 by nine individual plaintiffs, each whom alleged that they were former detainees at the INS detention facility in Elizabeth, NJ &/or spouses of detainees at that facility, in which the plaintiffs asserted various causes of action complaining of the conditions at the facility and “mistreatment” by CSC and local authorities after a June 1995 disturbance at the facility. The plaintiffs in this case sought $10,000,000 each in damages. The Court recently dismissed the DaSilva complaint in its entirety, because the plaintiffs’ did not properly opt-out of the Brown Samson class action. Therefore, the plaintiffs’ who were identified in the DaSilva complaint will now become part of the Brown Samson class action.

Jama, Hawa Abdi, et al. v. Esmor Correctional Services, Inc., et al., US District Court for the District of New Jersey, No. 973093.

The Jama case was initiated in July 1997 by another group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey. The suit claims violations of civil rights, personal injury and property damage allegedly caused by the negligent and intentional acts of the Company. No monetary damages have been stated. The Company recently filed various dispositive motions in the case, which are currently pending. The Company also has filed interlocutory appeals from the District Court concerning jurisdictional issues, which are currently pending before the Third Circuit Court of Appeals. The Company is currently awaiting action by the Third Circuit Court of Appeals on these appeals.

Although the Company believes that it has meritorious defenses to the claims made in the Jama and Brown Samson actions, and is vigorously pursuing its defense of these claims, the aggregate amount of the damages claimed by the plaintiffs in these cases substantially exceeds the amount of insurance coverage available to the Company. Therefore, given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a material adverse effect on the Company.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q – COMMITMENTS AND CONTINGENCIES (continued)

Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq., in the 236th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

In May, 2001, the plaintiffs in this case, the estate and parents of Bryan Alexander, a former inmate at the Tarrant County Correctional Facility in Mansfield, Texas (which formerly was operated by the Company), brought wrongful death and survival actions against the Company and the co-defendants named therein, in which it was alleged that the Company’s negligent and intentional acts, as well as the negligent and intentional acts of the other named defendants, proximately caused the death of Bryan Alexander on January 9, 2001.

On September 17, 2003, following the Company’s announcements that a Tarrant County, Texas jury had returned verdicts against the Company and its former employee, awarding the plaintiffs $35.0 million in compensatory damages and $5.1 million in punitive damages, the trial Judge in the case entered judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. On October 17, 2003 the Company filed post-judgment motions with the trial Judge in the case requesting that the judgment be set aside in whole or in part and/or that the trial Judge grant the Company a new trial. On November 21, 2003 those motions were denied. The Company filed an appeal on December 15, 2003 with the Second Court of Appeals of Texas, and expects to file briefs during the first half of 2004.

In the meantime, on or about December 28, 2003, the Company’s general liability insurance carriers arranged for the posting of unconditional surety bonds in the aggregate amount of $25 million, the maximum amount of security required by Texas law in order to secure the judgment pending the outcome of the appeal; consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The general and professional liability insurance policies of the Company in effect at the time of Mr. Alexander’s death provided $35 million of coverage which, less amounts paid on other claims under the policies, should be available for payment on account of the awards. However, the Company’s primary liability insurance carrier has filed a declaratory judgment action against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. This declaratory judgment action is still pending. The Company has retained counsel to enforce its rights under the policies, and believes that coverage should be available for this case under the applicable general liability insurance policies; however, there can be no assurance that the Company will be successful in its efforts to obtain full insurance coverage for this case. If the Company’s insurance carrier prevails in its declaratory judgment action with regard to coverage for this case, the insurance carrier could seek to recover from the Company the defense costs advanced by the carrier in the defense of the case, and, if the Company is unsuccessful in its appeal and the plaintiffs thereafter enforce the judgment by drawing upon the bonds, the carrier also could seek to recover such amounts from the Company. If the insurance carrier is successful in taking such actions, the outcome of those actions could have a material adverse impact on the financial condition of the Company and its ability to operate. Based on its evaluation and the advice of counsel, management has determined that no loss requires recognition as of December 31, 2003

City of Tallulah v. Trans-American Development Assoc. and Correctional Services Corporation, 6th Judicial District Court Madison Parish, LA, Case No. 2001 000146.

In June, 2001, the City of Tallulah filed suit against Trans-American Development Assoc. & Correctional Services Corporation, alleging that either or both parties are obligated to continue to pay to the City an annual “management fee” of $150,000 related to the Tallulah Correctional Center for Youth, despite the fact that neither party is currently operating the facility. The Complaint filed by the City in this matter does not specify the amount of damages that the City is seeking, but, based on the theory outlined in the City’s complaint, the Company has estimated that the City likely will seek approximately $3,250,000 in this case. The Company believes that the City’s case against the Company is wholly without merit and is vigorously defending against this claim. However, in light of the fact that this matter is not covered by any form of insurance available to the Company, and given the inherent uncertainties associated with litigation, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q – COMMITMENTS AND CONTINGENCIES (continued)

State of Arizona v. Correctional Services Corporation, Correctional Medical Services, Inc. et al., in the Superior Court of the State of AZ, in and for the County of Maricopa, No. CV2000-000205.

During 2001, the State of Arizona filed suit against the Company and the other named defendants, including Correctional Medical Services, Inc. (CMS), the Company’s former medical services provider at the Arizona RTC/DWI Private Prison in Phoenix, Arizona, in which the State sought indemnification from the named defendants for any and all damages and losses suffered or incurred by the State in connection with a case captioned, Valdez, Jose, Martinez, Zacarias & Edwarda, parents, v. Maricopa County, Correctional Medical Services, Inc., Arizona Department of Corrections, State of Arizona, Correctional Services Corporation, et al., which was tried before a jury in the Superior Court of the State of Arizona in and for the County of Maricopa in September, 2001.

The Valdez case was brought by a former inmate at the Phoenix facility whose eyesight deteriorated to near total blindness while he was in the custody of the State of Arizona, and incarcerated at various facilities, including the Phoenix facility operated by the Company. At trial, the jury awarded $6,500,000 in damages against the State of Arizona, but, pursuant to an agreement reached with the plaintiffs prior to trial, the amount recoverable by the plaintiffs was limited to $5,000,000. The Company was not a defendant at the trial of the Valdez case, although it was named as a defendant. The State subsequently sought indemnification from the Company and other co-defendants for the full amount of the jury award and other costs and expenses associated with that case.

The Company’s contract with the State of Arizona that was in effect at the time of the incidents giving rise to the Valdez suit required that the State of Arizona be named as an “additional insured” under the Company’s general liability and professional liability insurance policies, and the State of Arizona was so named thereunder. The State of Arizona took the position with the Company’s insurance carrier that, because it was named as an additional insured, the Company’s insurance policies provided full coverage to the State, including coverage for all acts and omissions of the State’s employees and medical providers prior to the time that Mr. Valdez was transferred to the Arizona State Prison – Phoenix West. The State subsequently filed a declaratory judgment action in Arizona state court against Northland Insurance Company seeking a declaration that its status as an additional insured provided it with such coverage. Northland disputed this position, but, ultimately, the State obtained a declaratory judgment in its favor. Northland has appealed this decision to the Arizona Supreme Court.

Nevertheless, in the meantime, Northland settled the Valdez case with the plaintiffs on behalf of the State and the Company. As a result, Northland has been subrogated to the Company’s claims for indemnification and/or contribution against the State and CMS, and is currently pursuing those claims from the State and CMS.

Scianetti, Adorno, Womble and Johnson v. Correctional Services Corporation, Case. No. 01 CV 9170 in the United States District Court for the Southern District of New York.

The Plaintiffs in this case, each a former resident of the LeMarquis Community Correctional Center, allege that a former employee of the Company sexually assaulted and battered them while they were housed at the LeMarquis Community Correctional Center formerly operated by the Company in Manhattan. Each Plaintiff brought causes of action for negligence against the Company. Each Plaintiff sought $50,000,000 in compensatory damages from the Company.

In 2003, the Company’s general liability insurance carrier settled the claims of Plaintiffs Scianetti and Adorno for a total of $25,000, leaving only the claims of Plaintiffs Womble and Johnson remaining in the suit. The Company believes that it has meritorious defenses to the claims made by the remaining plaintiffs in this case and is vigorously pursuing its defense, and recently filed dispositive motions in this case, which are currently pending. However, given the inherent uncertainties associated with litigation and the fact that the damages sought by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q – COMMITMENTS AND CONTINGENCIES (continued)

3.	Contracts

Renewal of government contracts is subject to, among other things, appropriations of funds by the various levels of government involved (federal, state or local). Also, several contracts contain provisions whereby the Company may be subject to audit by the government agencies involved. These contracts also generally contain “termination for the convenience of the government” and “stop work order” clauses, which generally allow the government to terminate a contract without cause. In the event one of the Company’s larger contracts is terminated, it may have a material adverse effect on the Company’s operations.

4.	Disputed Receivables

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

The Company has initiated legal action against the Puerto Rican government to recover unpaid revenues and receive reimbursement for costs and damages. The Puerto Rican government has initiated a counter suit seeking a similar amount for alleged damages to the Bayamon, Puerto Rico facility. The Company has approximately $2.0 million in receivables and approximately $560,000 in deferred charges as of December 31, 2003, pending resolution of the aforementioned lawsuit. The Company believes it will be successful in its lawsuit and that the government’s case is without merit, and accordingly, has not recorded a reserve for any amounts remaining on the Company’s balance sheet at December 31, 2003, or recorded a reserve for any future liability associated with the government’s case.

One of the Company’s significant programs operates under a contract whereby revenues recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract has costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Pursuant to the results of an audit for the seventeen months ended March 30, 2002, the State has asserted it is due refunds totaling approximately $1.8 million, and has withheld the amount from payments made for February and March 2004 services. Based on the Company’s review of the State’s computation of the assessment, the Company believes it will recover the entire assessment, and accordingly, has not recorded a reserve against this amount. The Company’s contract expires March 31, 2004 and the Company has elected not to compete in the competitive bid process to operate the facility past March 31, 2004. The Company believes the termination of this contract will not have a material adverse effect on the Company’s future earnings or cash flows.

In December 1998, the Company entered into a contract with the State of Louisiana (“the State”) to operate the Tallulah Correctional Center for Youth. The express terms of this contract obligated the State to maintain the facility at a full population of 686 juveniles; however, in light of the conditions at the facility inherited by the Company and the State’s desire to maintain the population of the facility at less than 686 juveniles on an interim basis, the Company reached an agreement with the State under which the Company would invoice the State only for the actual monthly population for a period of six-months from the commencement of operations. The Company’s agreement was made in consideration of the State’s commitment to honor the terms of the contract and increase the population to the full capacity or pay for its full utilization, regardless of the actual population level, at the end of the six month period. As contemplated by the foregoing agreement, commencing in July 1999, the Company began billing the State at the 686 population level of the original contract. These invoices were disputed by the State and the Company received payment only for the actual number of juveniles housed in the facility. During this period, in order to be conservative, the Company recognized revenues for a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company) despite its belief that it was entitled to payment assuming full utilization of the facility regardless of the court order.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q – COMMITMENTS AND CONTINGENCIES (continued)

In September 1999, the State unexpectedly indicated it could not commit to achieve the population levels required by the contract or to pay for the full utilization of the facility as provided for in the contract during the remaining term of the contract, and subsequently, the Company discontinued operations of the facility on September 24, 1999. The Company is currently pursuing payment of all funds that would be owed under the original contract from the commencement of operation as well as damages for breach of the contract by the State. No trial date has been set. The Company did not incur any material losses in conjunction with this closure. At December 31, 2003, the Company has not reserved any of the approximately $673,000 receivable from the State, as the Company does not believe that it is probable that the asset has been impaired and, accordingly, expects collection of the full amount of the receivable.

5.	Concentrations of Credit Risk

The Company’s contracts in 2003, 2002, and 2001 with government agencies where revenues exceeded 10% of the Company’s total consolidated revenues were as follows:

	Years Ended December 31,
	2003	2002	2001
Arizona Department of Corrections	19%	9%	8%
Florida Department of Juvenile Justice	7%	13%	11%
Texas Department of Criminal Justice	5%	8%	13%
Various Other Agencies in the State of Texas	13%	13%	15%
Various Federal Agencies	23%	17%	9%
State of Maryland Department of Juvenile Justice	11%	10%	13%

6.	Construction Commitments

The Company had construction commitments of approximately $10.0 million at December 31, 2003 related to a project the Company was awarded in July 2002 to construct a 500-bed detention center in Tacoma, Washington, which will be used principally by the ICE. The Company currently operates a 200-bed ICE facility in Seattle, Washington, which will be closed upon completion of the new detention center. The agreement has an initial term of five years, subject to annual renewals.

7.	Letters of Credit

The Company obtained letters of credit in the amount of $4.2 million in favor of worker’s compensation insurance carriers for the policy periods of February 2001 through February 2004, that are renewed quarterly, as deemed contractually necessary.

In June 2003, the Company obtained a $1.0 million letter of credit with GE Capital, in favor of the State of Arizona, related to the Phoenix West facility transaction discussed in NOTE M—OTHER LONG TERM OBLIGATIONS. The letter of credit balance decreases over time as the calculated difference between the sale proceeds that would be due from the State upon purchase of the facility, and the unpaid principal balance of the bonds narrows. After 2010, the sale proceeds from the State would be sufficient to satisfy the redemption requirement.

In the ordinary course of its business, the Company is required to collateralize certain contractual obligations with letters of credit in favor of the other party to the contract. The amounts of these letters of credit are approximately $500,000.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q – COMMITMENTS AND CONTINGENCIES (continued)

8.	Indemnifications

The Company indemnified its officers and directors against costs and expenses related to shareholder and other claims (i.e., only actions taken in their capacity as officers and directors) that are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, worker’s compensation, vehicle liability and property loss or damage. The Company is also required to indemnify the contracting agencies for claims and costs arising out of the Company’s operations and in certain cases, to maintain performance bonds.

As of December 31, 2003, the Company has no obligation arising as a result of these indemnifications.

NOTE R – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share in accordance with SFAS No. 128 (in thousands, except for per share data):

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss) from continuing operations	$1,454	$4,841	$(5,836)

Denominator:
Basic income (loss) per share:
Weighted average shares outstanding	10,157	10,155	10,181
Effect of dilutive securities – stock options and warrants	80	40	—

Denominator for diluted income (loss) per share	10,237	10,195	10,181

Net income (loss) from continuing operations per common share:
Basic	$0.14	$0.48	$(0.57)

Diluted	$0.14	$0.47	$(0.57)

During the years ended December 31, 2003, 2002, and 2001, there were approximately 408,000, 691,000 and 838,000 common stock equivalents, respectively, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE S - STOCK OPTIONS

In October 1993, the Company adopted a stock option plan (the “Stock Option Plan”). This plan as amended, provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-qualified options to consultants, directors, employees or officers of the Company. The total number of shares that may be sold pursuant to options granted under the stock option plan is 1.5 million. The Company, in June 1994, adopted a Non-employee Directors Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 150,000 shares of the Company’s Common Stock. In May 1999, the Company adopted the 1999 Non-Employee Director Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 300,000 shares of the Company’s Common Stock.

Options granted under all plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under all plans will expire not more than ten years from the date of grant.

For purposes of the pro forma presentation in NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2002, and 2001.

	Years Ended December 31,
	2003	2002	2001
Volatility	75%	75%	75%
Risk free rate	5.50%	5.00%	5.00%
Expected life	3 years	3 years	3 years

The weighted average fair value of options granted during 2003, 2002 and 2001, for which the exercise price equals the market price on the grant date was $1.45, $0.24 and $1.16, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock option activity during 2003, 2002 and 2001 is summarized below:

	Options	Weighted-Average Exercise Price
Balance, December 31, 2000	907,250	9.66
Granted	75,000	2.23
Exercised	—	—
Canceled	(144,000)	11.21

Balance, December 31, 2001	838,250	8.73
Granted	250,000	1.73
Exercised	—	—
Canceled	(357,500)	8.71

Balance, December 31, 2002	730,750	6.33
Granted	10,000	2.76
Exercised	(3,832)	1.61
Canceled	(48,584)	7.34

Balance, December 31, 2003	688,334	6.24

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE S- STOCK OPTIONS (continued)

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price ($/share)
$ 1.61 – 4.12	300,334	7.2	$1.95
4.12 – 6.18	13,000	6.2	4.32
6.18 – 8.25	210,000	5.2	7.48
8.25 – 10.31	15,000	2.3	8.75
10.31 – 12.37	—	—	—
12.37 – 14.44	150,000	4.1	13.00

	688,334	5.8	6.24

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price ($/share)
$ 1.61 – 4.12	142,351	$2.06
4.12 – 6.18	13,000	4.32
6.18 – 8.25	210,000	7.48
8.25 – 10.31	15,000	8.75
10.31 – 12.37	—	—
12.37 – 14.44	150,000	13.00

	530,351	7.55

NOTE T - EMPLOYEE BENEFIT PLANS

On July 1, 1996, the Company adopted a contributory retirement plan under Section 401(k) of the Internal Revenue Code, for the benefit of all employees meeting certain minimum service requirements. Eligible employees can contribute up to 15% of their salary but not in excess of $12,000 in 2003, $11,000 in 2002, and $10,500 in 2001. For the year ended 2001, the Company had two separate plans, both established prior to the merger in 1999, for CSC and YSI employees. Beginning January 1, 2002, the Company merged the plans into a single plan for employees. The Company accrued or contributed $120,000, $120,000, and $119,000, in 2003, 2002, and 2001, respectively, to the plan. No Company contributions were made to the YSI plan for the 2001 plan year.

NOTE U - SELF INSURANCE

The Company has obtained an aggregate excess workers’ compensation policy, which limits the Company’s exposure to a maximum of $4.5 million and $5.7 million as of December 31, 2003 and 2002, respectively. The estimated insurance liability totaling $2.5 million and $1.3 million on December 31, 2003 and 2002, respectively, is based upon review by the Company of claims filed through December 31, 2003, and represents the Company’s estimated exposure on these claims.

The Company maintains a group health plan subject to a loss limit of $150,000 per individual. At December 31, 2003 the plan had approximately 1,300 participants and a medical insurance liability of $1.1 million. This liability approximates, on average, two months of claims paid during the year ended December 31, 2003 and represents the Company’s estimated liability as of December 31, 2003.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE V – RELATED PARTY TRANSACTIONS

In May 2000, the Company was awarded a contract from the Federal Bureau of Prisons to operate a community corrections center, often referred to as a halfway house, in New York, New York. Subject to approval by the Bureau of Prisons, the Company planned to use a building purchased shortly thereafter by the Company’s President and Chief Executive Officer, as the facility for the halfway house and paid for certain leasehold renovations and other costs with respect to the building. Due to community opposition, the Company was unable to use the building as a halfway house and requested the President pay for all leasehold renovations, and other associated costs incurred by the Company of approximately $558,000. The President paid these costs in full during 2001.

A director of the Company is a member of a law firm that provides legal services as the Company’s legal counsel. Payments to this firm amounted to approximately $40,000, $47,000, and $98,000, in legal fees from the Company for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE W – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except for per share data).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Revenues	$36,545	$38,629	$33,790	$39,195	$32,833	$37,805	$32,593	$38,940
Operating Expenses	35,075	37,001	32,189	37,196	31,314	36,079	32,159	35,817

Operating income (loss)	1,470	1,628	1,601	1,999	1,519	1,726	434	3,123
Other income (expense) including income taxes	(947)	(986)	(1,000)	(1,183)	(954)	(1,065)	(669)	(401)

Income (loss) from continuing operations	523	642	601	816	565	661	(235)	2,722
Income (loss) from discontinued operations	(92)	(101)	(172)	(188)	(168)	(189)	312	(2,000)

Net income (loss)	$431	$541	$429	$628	$397	$472	$77	$722

Basic and diluted earnings (loss) per share:
Net income (loss)	$0.04	$0.05	$0.04	$0.06	$0.04	$0.05	$0.01	$0.07

See NOTE N – DISCONTINUED OPERATIONS for the discussion of the Company’s operations that were discontinued during the year ended December 31, 2003.

Included in the fourth quarter of 2003 operating expenses is $1.1 million in accrued legal claims. Included in the fourth quarter 2003 income from discontinued operations is a loss contract recovery of $896,000 representing a change in estimate of contract losses discussed below.

Included in the fourth quarter 2002 income from discontinued operations is $1.3 million in loss contract costs and $1.9 million in asset impairments.