Form 10-Q
period 2004-03-31
CORRECTIONAL SERVICES CORP
filed 2004-05-17
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Number of shares of common stock outstanding on May 17, 2004: 10,159,107

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$881	$3,755
Restricted cash	2,638	4,517
Accounts receivable, net	23,000	21,146
Deferred tax asset	1,600	2,200
Prepaid expenses and other current assets	1,939	1,785

Total current assets	30,058	33,403

PROPERTY, EQUIPMENT, CONSTRUCTION IN PROGRESS AND LEASEHOLD IMPROVEMENTS, NET	77,491	71,141
PROPERTY HELD FOR SALE	6,934	6,951

OTHER ASSETS
Long term restricted cash reserves	12,855	17,777
Deferred tax asset, net of current portion	8,625	7,598
Goodwill, net	679	679
Deferred loan costs, net	6,368	6,637
Other	3,665	2,937

TOTAL ASSETS	$146,675	$147,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,745	$19,258
Current portion of long-term liabilities and line of credit	2,339	543

Total current liabilities	20,084	19,801

LONG TERM LIABILITIES
Note payable	57,381	57,332
Capital lease obligation	9,885	9,939
Other long-term liabilities	8,329	8,398
Loan payable	305	305

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000 shares authorized, 11,377 shares issued and 10,159 outstanding	114	114
Additional paid-in capital	82,803	82,803
Accumulated deficit	(29,234)	(28,578)
Treasury stock, at cost	(2,991)	(2,991)

	50,691	51,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,675	$147,123

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (unaudited)

(in thousands, except per share data)

THREE MONTHS ENDED MARCH 31,	2004	2003
Revenues from continuing operations	$34,023	$36,544

Facility expenses:
Operating expenses	30,330	32,743
Startup costs	1,705	—

	32,035	32,743

Contribution from operations	1,988	3,801

General and administrative expenses	2,153	2,332

Operating income (loss)	(165)	1,469
Interest expense, net	557	556

Income (loss) from continuing operations before income taxes	(722)	913
Income tax expense (benefit)	(322)	391

Income (loss) from continuing operations	(400)	522
Loss from discontinued operations, net of tax benefit of $163 and $58	(256)	(91)

Net income (loss)	$(656)	$431

Basic and diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.04)	$0.05
Loss per share from discontinued operations	(0.02)	(0.01)

Net earnings (loss) per share	$(0.06)	$0.04

Number of shares used to compute net income per share:
Basic	10,159	10,155
Diluted	10,159	10,246

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

THREE MONTHS ENDED MARCH 31,	2004	2003
Cash flows from operating activities:
Net income	$(656)	$431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	930	1,053
Deferred income tax expense	(428)	290
(Gain) on disposal of fixed assets, net	(30)	—
Changes in operating assets and liabilities:
Restricted cash	1,879	(80)
Accounts receivable	(1,854)	(457)
Prepaid expenses and other current assets	(154)	(192)
Restructuring, impairment and loss contract reserves	—	(249)
Accounts payable and accrued liabilities	(1,513)	1,364

Net cash provided by operating activities	(1,826)	2,160

Cash flows from investing activities:
Capital expenditures	(6,870)	(5,549)
Proceeds from the sale of property, equipment and improvements	31	—
Non-current restricted cash	4,922	—
Other assets	(813)	(125)

Net cash used in investing activities	(2,730)	(5,674)

Cash flows from financing activities:
Borrowings (payments) on loan payable and line of credit, net	1,796	3,441
Payments on other long-term obligation	(60)	(62)
Payments on capital lease obligation	(54)	(54)
Long-term portion of prepaid lease	—	64

Net cash provided by (used in) financing activities	1,682	3,389

Net decrease in cash and cash equivalents	(2,874)	(125)
Cash and cash equivalents at beginning of period	3,755	4,327

Cash and cash equivalents at end of period	$881	$4,202

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$494	$484

Income taxes	$71	$8

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2— NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN 46 (revised), which replaced FIN 46. FIN 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004. The application of FIN 46 (revised) in 2003 did not have a material effect on the Company’s financial position, results of operations and cash flows and is not expected to have material impact on the Company’s financial position, results of operations and cash flows during 2004.

NOTE 3— LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with or has obtained waivers for those covenants as of March 31, 2004. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of March 31, 2004, there is $1.8 million outstanding under this revolving line of credit and the availability under the revolving line of credit is approximately $6.9 million taking into consideration $6.4 million in collateral limitations and $5.7 million in outstanding letters of credit and other reserves. The revolving line of credit is secured by all assets of the Company, except for real property.

At March 31, 2004, the Company has a $309,000 loan payable that matures in 2006 and is secured by restricted cash in an amount that approximates the remaining total of payments.

NOTE 4 –RESTRICTED CASH AND NOTE PAYABLE

On June 30, 2003, the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust to be used to pay the issuance costs, to complete a 500-bed detention facility in Tacoma, Washington, to be utilized by the Department of Homeland Security, Immigration and Customs Enforcement and to establish debt service and other reserves.

Included in non-current restricted cash as of March 31, 2004 are funds held in trust as follows:

Construction fund reserve	$3,710
Debt service and other reserves	9,145

Total long-term restricted funds	$12,855

NOTE 5 – CAPITALIZED INTEREST

During the three month period ended March 31, 2004, the Company incurred interest costs of approximately $1,188,000, of which the Company capitalized approximately $631,000, associated with the construction of the Tacoma, Washington facility, discussed above.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

THREE MONTHS ENDED MARCH 31,	2004	2003
Numerator:
Net income (loss)	$(656)	$431

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,159	10,155
Effect of dilutive securities – stock options	—	91

Denominator for diluted earnings per share	10,159	10,246

During the three-month periods ended March 31, 2004 and 2003, there were approximately 499,000 and 430,000 common stock equivalents, for both periods in the respective year, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

NOTE 7 – STOCK - BASED COMPENSATION

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below:

FOR THE THREE MONTHS ENDED MARCH 31,	2004	2003
Net income (loss), as reported	$(656)	$431
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(12)	(27)

Pro forma net income (loss)	$(668)	$404

Income (loss) per common share – basic and diluted
As reported	$(0.06)	$0.04
Pro forma	$(0.07)	$0.04

NOTE 8 – CONTINGENCIES

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2003) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defenses to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s most recent Annual Report on Form 10-K filed on March 30, 2004, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, as described in the Company’s most recent Annual Report on Form 10-K filed on March 30, 2004, certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company may not be sufficient to satisfy the claims currently pending against the Company, and such a result would have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Nevertheless, the Company currently believes that, except as noted below, the outcome of these claims will not have a material adverse effect on its financial condition or results of operations; however, there can be no assurance that the Company will be successful defending these claims and charges.

On September 17, 2003, following the Company’s announcements that a Tarrant County, Texas jury had returned verdicts against the Company and its former employee in a case related to the death of a former inmate, awarding the plaintiffs $35.0 million in compensatory damages and $5.1 million in punitive damages, the trial Judge in the case entered judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. On October 17, 2003, the Company filed post-judgment motions with the trial Judge in the case requesting that the judgment be set aside in whole or in part and/or that the trial Judge grant the Company a new trial. On November 21, 2003 those motions were denied. The Company filed an appeal on December 15, 2003 with the Second Court of Appeals of Texas, and expects to file briefs during the first half of 2004.

In the meantime, on or about December 28, 2003, the Company’s general liability insurance carriers posted unconditional bonds in the aggregate amount of $25 million; consequently the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The general and professional liability insurance policies of the Company in effect at the time of the inmate’s death provided $35 million of coverage which, less amounts paid on other claims under the policies, should be available for payment on account of the awards. However, the Company’s primary liability insurance carrier has filed a declaratory judgment action against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. This declaratory judgment action is still pending. The Company has retained counsel to enforce its rights under the policies; however, there can be no assurance that the Company will be successful in its efforts to obtain full insurance coverage for this case. If the Company’s insurance carrier successfully disclaims any coverage obligation in this case, the insurance carrier could seek to recover from the Company any settlement costs paid from the bonds, which could have a material adverse impact on the financial condition of the Company and its ability to operate. Based on advice of counsel, management estimates that a settlement or final judgment amount, if any, will not exceed the amount of the unconditional bonds. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the ability to meet financial covenants; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company does not undertake any obligation to update any forward-looking statements.

General

Correctional Services Corporation and its wholly owned subsidiaries (the “Company”) is one of the largest and most comprehensive providers of juvenile rehabilitative services with 20 facilities and approximately 2,300 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 14 facilities representing approximately 5,400 beds. On a combined basis, as of March 31, 2004, the Company provided services in 12 states, representing approximately 7,700 beds including aftercare services.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES
THREE MONTHS ENDED MARCH 31,	2004	2003
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	89.2%	89.6%
Startup expenses	5.0%	—

Total Facility expenses	94.2%	89.6%

Contribution from operations	5.8%	10.4%
General and administrative	6.3%	6.4%

Operating income (loss)	(0.5)%	4.0%
Interest expense, net	1.6%	1.5%

Income before income taxes	(2.1)%	2.5%
Income tax provision (benefit)	(0.9)%	1.1%

Income (loss from continuing operations before tax)	(1.2)%	1.4%
Loss from discontinued operations, net of tax	(0.7)%	(0.2)%

Net income (loss)	(1.9)%	1.2%

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues decreased by $2.5 million or 6.9% for the three months ended March 31, 2004 to $34.0 million compared to the same period in 2003 due primarily to:

•	a decrease of $6.4 million from the termination of contracts at six juvenile facilities (889 beds in 2003); partially offset by

•	an increase of $1.4 million from net population and per diem increases at existing facilities; and

•	an increase of $2.5 million from the opening of seven new facilities since March 31, 2003 (522 beds).

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

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have increased as the Company has been able to fill beds vacated by state and local agencies with higher per diem federal inmates. The Company has also been successful seeking out-of-state inmates at certain locations.

Overall operating expenses decreased $2.4 million or 7.4% for the three months ended March 31, 2004 to $30.3 million compared to the same period in 2003. As a percentage of revenues (89.2%), operating expenses for the three months ended March 31, 2004 remained relatively consistent to that of the prior period. Increases in various operating expenses, such as workers compensation insurance and business insurance, were offset by lower payroll costs and employee benefit expenses at existing facilities. The Company incurred approximately $1.7 million in startup expenses associated with the eight new facilities that opened during the first quarter of 2004 or that will open during the second quarter of 2004.

Startup expenses consist mainly of salary costs incurred during the training phase of the operations, which generally occur prior to and during the first three months of operations.

General and administrative expenses decreased $179,000 or 7.7% for the three months ended March 31, 2004 compared to the same period in 2003. As a percentage of revenues, general and administrative expenses were 6.3% for the three months ended March 31, 2004 and remained relatively consistent with the three months ended March 31, 2003.

Interest expense, net of interest income, remained relatively consistent at $557,000 for the three months ended March 31, 2004. The Company incurred interest charges during the 2004 period primarily related to interest on the note payable and other long-term liabilities, borrowings under the Company’s line of credit, interest on outstanding letters of credit, interest cost associated with a capitalized lease, and the amortization of deferred loan costs. During the three months ended March 31, 2004, the Company capitalized interest of approximately $631,000 related to the construction of its Tacoma, Washington facility. No interest was capitalized during the same period in 2003.

For the three months ended March 31, 2004 and 2003, the Company recognized income tax expense (benefit) associated with continuing operations of $(322,000) and $391,000, respectively. For the three months ended March 31, 2004, the Company’s effective tax rate associated with continuing operations increased to 44.6% from 42.8% for the same period in 2003, primarily related to increased nondeductible expenses in the 2004 period.

Liquidity and Capital Resources

At March 31, 2004, the Company had $881,000 in cash, $2.6 million in current restricted cash and working capital of $10.0 million compared to December 31, 2003 when the Company had $3.8 million in cash, $4.5 million in current restricted cash and working capital of $13.6 million. The current restricted cash is primarily related to the construction of the new Tacoma Washington facility and will be used to pay certain invoices and other liabilities included in accounts payable and accrued liabilities.

Net cash used by operating activities was $1.8 million for the three months ended March 31, 2004 compared to net cash provided by operating activities of $2.2 million for the three months ended March 31, 2003. The change was attributable primarily to the increased expenses associated with the startup of the seven new facilities and to the timing of receipts on accounts receivables and payments on accounts payables.

Net cash of $2.7 million was used in investing activities during the three months ended March 31, 2004 as compared to $5.7 million used in investing activities in the three months ended March 31, 2003. During the 2004 period, the Company’s uses included $6.1 million for the payment of construction costs at the Company’s Tacoma site and other new facilities. The remaining use of funds was associated with the capitalization of interest in the amount of $631,000 and $187,000 for the purchase of property and equipment at existing facilities. In the comparable period for 2003, approximately $5.2 million was used to purchase the land for the Tacoma facility and to pay engineering, architectural and other fees associated with that project. The remaining use was to purchase property and equipment at existing facilities.

Net cash of $1.7 million was provided by financing activities for the three months ended March 31, 2004 as compared to $3.4 million provided by financing activities for the three months ended March 31, 2003. During the 2004 period, funds were borrowed under the line of credit to cover additional working capital requirements associated with the startup of new facilities. During the 2003 period, funds were borrowed under the line of credit to provide capital necessary to cover the capital expenditures of the Tacoma facility mentioned above.

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with those covenants as of March 31, 2004. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of March 31, 2004, there is $1.8 million outstanding under this revolving line of credit and the availability under the revolving line of credit is approximately $6.9 million taking into consideration $6.4 million in collateral limitations and $5.7 million in outstanding letters of credit and other reserves. The revolving line of credit is secured by all assets of the Company, except for real property.

The Company has construction commitments of approximately $3.7 million at March 31, 2004, wholly related to the construction of the Tacoma, Washington facility. During the quarter ended March 31, 2004, the Company was awarded a contract to operate a 1,000-bed detention center in Frio, Texas for the Department of Homeland Security, Immigration and Customs Enforcement. The construction budget for this facility will be approximately $40.0 million. At March 31, 2004, the Company had not executed a construction contract for this facility. Also, the Company is negotiating the structure of the financing arrangement that it expects to be completed during the second quarter.

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

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note A to our financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003. The significant accounting policies and estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Revenue Recognition and Accounts Receivable

Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. Certain revenues are accrued, based on population levels or other pertinent available data. Subsequent adjustments to revenue are recorded when actual levels are known or can be reasonably estimated.

The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. For the three months ended March 31, 2004 and 2003, the Company made no significant adjustments to the carrying values of accounts receivables.

Asset Impairments

As of March 31, 2004, the Company had approximately $84.4 million in long-lived property and equipment and assets under capital leases. Additionally, the Company has assets held for sale of approximately $6.9 million. The Company evaluates the recoverability of the carrying values of its long-lived assets when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows or other measures of fair value, to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impairment of assets during the three months ended March 31, 2004 and 2003.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the three months ended March 31, 2004 and 2003, the Company made no valuation adjustments to the carrying values of deferred tax assets or liabilities.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the three months ended March 31, 2004 and 2003, the Company did not recognize any loss contract costs.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has recorded the results of operations of components that have either been disposed of or are classified as held for sale under discontinued operations on the income statement. The Company defines components that have been disposed of as facilities not operating under a management agreement where the Company has unilaterally terminated its various contracts with sending agencies or has otherwise ceased operations. In these disposal situations, the Company typically has a significant facility investment or lease obligations. In situations where management agreements with a principal agency are terminated in accordance with the contract provisions, whether or not subject to renewal or proposal, and without disposal of a significant facility investment or lease obligation, the results of operations of these facilities continue to be recorded in continuing operations.

New Accounting Pronouncements

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN 46 (revised), which replaced FIN 46. FIN 46 (revised) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004. The application of FIN 46 (revised) in 2003 did not have a material effect on the Company’s financial position, results of operations and cash flows and is not expected to have material impact on the Company’s financial position, results of operations and cash flows during 2004.

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

		Expected Maturity Dates
		2004	2005	2006	2007	2008	There- after	Total	Fair Value
Fixed rate debt (in thousands) Loan payable		$4	$3	$302	$—	$—	$—	$309	$309

Note payable		$—	$4,705	$4,905	$5,130	$5,390	$37,285	$57,415	$57,381

Weighted average interest rate at March 31, 2004	5.03%

Variable rate debt		$—	$1,796	$—	$—	$—	$—	$1,796	$1,796

Weighted average interest rate at March 31, 2004	5.10%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in claims and litigation against the Company for damages arising from the conduct of its employees and others. The Company believes that most of these types of claims and charges are without merit and/or that the Company has meritorious defenses to the claims and charges, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against these types of claims and charges. The Company believes that, except as described in the Company’s most recent Annual Report on Form 10-K filed on March 30, 2004, the insurance coverage available to the Company for these claims and charges should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, as described in the Company’s most recent Annual Report on Form 10-K filed on March 30, 2004, certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company would not be sufficient to satisfy the claims, and if all, or a substantial number of these claims, are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all of the claims currently pending against the Company, and such a result would have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Nevertheless, the Company currently believes that, except as noted below, the outcome of these claims will not have a material adverse effect on its financial condition or results of operations; however, there can be no assurance that the Company will be successful defending these claims and charges.

On September 17, 2003, following the Company’s announcements that a Tarrant County, Texas jury had returned verdicts against the Company and its former employee in a case related to the death of a former inmate, awarding the plaintiffs $35.0 million in compensatory damages and $5.1 million in punitive damages, the trial Judge in the case entered judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. On October 17, 2003, the Company filed post-judgment motions with the trial Judge in the case requesting that the judgment be set aside in whole or in part and/or that the trial Judge grant the Company a new trial. On November 21, 2003 those motions were denied. The Company filed an appeal on December 15, 2003 with the Second Court of Appeals of Texas, and expects to file briefs during the first half of 2004.

In the meantime, on or about December 28, 2003, the Company’s general liability insurance carriers posted unconditional bonds in the aggregate amount of $25 million; consequently the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The general and professional liability insurance policies of the Company in effect at the time of the inmate’s death provided $35 million of coverage which, less amounts paid on other claims under the policies, should be available for payment on account of the awards. However, the Company’s primary liability insurance carrier has filed a declaratory judgment action against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. This declaratory judgment action is still pending. The Company has retained counsel to enforce its rights under the policies; however, there can be no assurance that the Company will be successful in its efforts to obtain full insurance coverage for this case. If the Company’s insurance carrier successfully disclaims any coverage obligation in this case, the insurance carrier could seek to recover from the Company any settlement costs paid from the bonds, which could have a material adverse impact on the financial condition of the Company and its ability to operate. Based on advice of counsel, management estimates that a settlement or final judgment amount, if any, will not exceed the amount of the unconditional bonds. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

Since the Company filed its most recent Annual Report on Form 10-K on March 30, 2004, the Company has not been served with any new claims or litigation that reasonably could be expected to have a material adverse effect on its financial condition or results of operations and there have been no significant changes to the status of other claims during the period.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on March 23, 2004 to announce its earnings and results of operations for the year ended December 31, 2003.

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

Dated: May 17, 2004