Form 10-Q
period 2004-06-30
CORRECTIONAL SERVICES CORP
filed 2004-08-16
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Number of shares of common stock outstanding on August 16, 2004: 10,166,940

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,494	$3,755
Restricted cash	3,240	4,517
Accounts receivable, net	24,696	21,146
Deferred tax asset	1,600	2,200
Prepaid expenses and other current assets	1,700	1,785

Total current assets	33,730	33,403

PROPERTY, EQUIPMENT, CONSTRUCTION IN PROGRESS AND LEASEHOLD IMPROVEMENTS, NET	77,982	71,141
PROPERTY HELD FOR SALE	6,778	6,951

OTHER ASSETS
Long term restricted cash reserves	7,181	17,777
Deferred tax asset, net of current portion	9,386	7,598
Goodwill, net	679	679
Deferred loan costs, net	6,160	6,637
Other	2,990	2,937

TOTAL ASSETS	$144,886	$147,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,289	$19,258
Current portion of long-term liabilities	543	543

Total current liabilities	19,832	19,801

LONG TERM LIABILITIES
Note payable	57,426	57,332
Capital lease obligation	9,813	9,939
Other long-term liabilities	8,260	8,398
Loan payable	305	305

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000 shares authorized, 11,385 shares issued and 10,167 outstanding as June 30, 2004 : and 11,377 share issued and 10,159 outstanding as of December 31, 2003	114	114
Additional paid-in capital	82,816	82,803
Accumulated deficit	(30,689)	(28,578)
Treasury stock, at cost	(2,991)	(2,991)

	49,250	51,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,886	$147,123

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

SIX MONTHS ENDED JUNE 30,	2004	2003
Revenues	$66,132	$67,130

Facility expenses:
Operating expenses	57,741	59,140
Startup costs	2,839	—

	60,580	59,140

Contribution from operations	5,552	7,990

Other operating expenses:
General and administrative expenses	4,331	4,784
Loss (gain) on disposal of assets	541	(20)

	4,872	4,764

Operating income	680	3,226
Interest expense, net	1,631	1,124

Income (loss) from continuing operations before income taxes	(951)	2,102
Income tax expense (benefit)	(307)	884

Income (loss) from continuing operations	(644)	1,218
Loss from discontinued operations, net of tax benefit of $939 and $229	(1,467)	(358)

Net income (loss)	$(2,111)	$860

Basic and diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.06)	$0.12
Loss per share from discontinued operations	(0.15)	(0.04)

Net earnings (loss) per share	$(0.21)	$0.08

Number of shares used to compute net income (loss) per share:
Basic	10,165	10,156
Diluted	10,165	10,248

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

THREE MONTHS ENDED JUNE 30,	2004	2003
Revenues from continuing operations	$33,527	$32,200

Facility expenses:
Operating expenses	28,988	28,075
Startup costs	1,134	—

	30,122	28,075

Contribution from operations	3,405	4,125

Other operating expenses:
General and administrative expenses	2,158	2,452
Loss (gain) on disposal of assets	561	(20)

	2,719	2,432

Operating income	686	1,693
Interest expense, net	1,074	568

Income (loss) from continuing operations before income taxes	(388)	1,125
Income tax expense (benefit)	(47)	468

Income (loss) from continuing operations	(341)	657
Loss from discontinued operations, net of tax benefit of $709 and $145	(1,114)	(228)

Net income (loss)	$(1,455)	$429

Basic and diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.03)	$0.06
Loss per share from discontinued operations	(0.11)	(0.02)

Net earnings (loss) per share	$(0.14)	$0.04

Number of shares used to compute net income (loss) per share:
Basic	10,166	10,156
Diluted	10,166	10,251

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

SIX MONTHS ENDED JUNE 30,	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,111)	$860
Adjustments to reconcile net income (loss) to net cash flow from by operating activities:
Depreciation and amortization	2,214	1,972
Deferred income tax expense	(1,188)	711
(Gain) loss on disposal of fixed assets, net	524	(20)
Changes in operating assets and liabilities:
Restricted cash	1,277	1,363
Accounts receivable	(3,551)	1,991
Prepaid expenses and other current assets	85	(101)
Restructuring, impairment and loss contract reserves	1,463	(323)
Accounts payable and accrued liabilities	29	86

Net cash provided by (used in) operating activities:	(1,258)	6,539

Cash flows from investing activities:
Capital expenditures	(10,182)	(16,440)
Note proceeds invested in non-current restricted cash	—	(42,520)
Proceeds from the sale of property, equipment and improvements	33	2
Non-current restricted cash	10,596	—
Other assets	(217)	117

Net cash provided by (used in) investing activities	230	(58,841)

Cash flows from financing activities:
Borrowings on loan payable and line of credit, net	—	1,516
Proceeds from note payable, net of issuance costs	—	51,052
Payments on other long-term obligation	(120)	(122)
Payments on capital lease obligation	(126)	(109)
Stock options exercised	13	3

Net cash provided by (used in) financing activities	(233)	52,340

Net increase (decrease) in cash and cash equivalents	(1,261)	38
Cash and cash equivalents at beginning of period	3,755	4,327

Cash and cash equivalents at end of period	$2,494	$4,365

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$2,144	$594

Income taxes	$92	$158

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries (the “Company”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2004, and for the six and three months ended June 30, 2004 and 2003, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Certain reclassifications were made to 2003 amounts to conform to the 2004 presentations.

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

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN 46(R), which replaced FIN 46. FIN 46(R) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004. The application of FIN 46(R) in 2003 did not have a material effect on the Company’s financial position, results of operations and cash flows and is not expected to have material impact on the Company’s financial position, results of operations and cash flows during 2004.

NOTE 3 –LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with or has obtained waivers for those covenants as of June 30, 2004. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of June 30, 2004, there are no outstanding borrowings under this revolving line of credit and the availability under the revolving line of credit is approximately $11.4 million taking into consideration $2.7 million in collateral limitations and $4.9 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

At June 30, 2004, the Company has a $309,000 loan payable that matures in 2006 and is secured by restricted cash in an amount that approximates the remaining total of payments.

NOTE 4 –RESTRICTED CASH AND NOTE PAYABLE

On June 30, 2003, CSC of Tacoma LLC, a wholly owned subsidiary of the Company issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority, an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct a 500-bed detention facility in Tacoma, Washington, for the Department of Homeland Security, Immigration and Customs Enforcement and to establish debt service and other reserves. Construction of the facility is complete, and the facility is now in operation. As of June 30, 2004, the non-current restricted cash of $7.2 million are funds held in trust for debt service and other reserves.

NOTE 5 – CAPITALIZED INTEREST

During the six month period ended June 30, 2004, the Company incurred interest costs of approximately $2,353,000, of which the Company capitalized approximately $722,000, associated with the construction of the Tacoma, Washington facility, discussed above.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

SIX MONTHS ENDED JUNE 30,	2004	2003
Numerator:
Net income (loss)	$(2,111)	$860

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,165	10,156
Effect of dilutive securities – stock options	—	92

Denominator for diluted earnings (loss) per share	10,165	10,248

THREE MONTHS ENDED JUNE 30,	2004	2003
Numerator:
Net income (loss)	$(1,455)	$429

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,166	10,156
Effect of dilutive securities – stock options	—	95

Denominator for diluted earnings (loss) per share	10,166	10,251

During the six and three-month periods ended June 30, 2004 and 2003, there were approximately 448,000 and 410,000 common stock equivalents, for both periods in the respective year, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

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

FOR THE SIX MONTHS ENDED JUNE 30,	2004	2003
Net income (loss), as reported	$(2,111)	$860
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(28)	(52)

Pro forma net income (loss)	$(2,139)	$808

Income (loss) per common share – basic and diluted
As reported	$(0.21)	$0.08
Pro forma	$(0.21)	$0.08

FOR THE THREE MONTHS ENDED JUNE 30,	2004	2003
Net income (loss), as reported	$(1,455)	$429
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(16)	(25)

Pro forma net income (loss)	$(1,471)	$404

Income (loss) per common share – basic and diluted
As reported	$(0.14)	$0.04
Pro forma	$(0.14)	$0.04

NOTE 8 – START UP COSTS

The Company incurs costs as it relates to the start up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, generally within the first three full months of operations. Also, to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $2.8 million for the six months ended June 30, 2004. There were no start up costs for the six months ended June 30, 2003.

NOTE 9 – DISCONTINUED OPERATIONS

During June, 2004, the Company approved a plan to discontinue its operations at its Tarkio Academy, located in Missouri. The Company reported the results of operations of this facility as discontinued operations for the six months and three months ended June 30, 2004 and 2003. The Company also recognized an impairment of $1.5 million on the net assets associated with this facility. Following is the revenue and pre-tax loss included in discontinued operations for the Tarkio facility (in thousands):

FOR THE SIX MONTHS ENDED JUNE 30,	2004	2003
Revenues	$2,645	$3,204
Asset Impairment	1,463	—
Pre-tax income (loss)	(1,852)	(155)

FOR THE THREE MONTHS ENDED JUNE 30,	2004	2003
Revenues	$1,227	$1,590
Asset Impairment	1,463	—
Pre-tax income (loss)	(1,693)	(91)

In addition to its Tarkio facility the company continues to incur costs related to it Keweenaw and Genesis facilities, discontinued in the previous year. Following is the revenue and pre-tax loss associated with these discontinued facilities (in thousands):

FOR THE SIX MONTHS ENDED JUNE 30,	2004	2003
Revenues:
Keweenaw	$77	$1,173
Genesis Treatment	—	1,549

	$77	$2,722

Pre-tax (loss):
Keweenaw	$(309)	$(55)
Genesis Treatment	(245)	(377)

	$(554)	$(432)

FOR THE THREE MONTHS ENDED JUNE 30,	2004	2003
Revenues:
Keweenaw	$—	$620
Genesis Treatment	—	619

	$—	$1,239

Pre-tax income (loss):
Keweenaw	$(25)	$2
Genesis Treatment	(105)	(284)

	$(130)	$(282)

NOTE 10 – CONTINGENCIES

1.	Legal Matters

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in numerous claims and litigation against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected to be asserted against the Company, based upon the Company’s past experience, including worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits. The Company believes that, except as noted below, the insurance coverage maintained by the Company for the claims and suits currently pending against the Company or which reasonably can be expected to be asserted against the Company, based upon the Company’s past experience, should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, the dollar amount of certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and, therefore, if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company would not be sufficient to satisfy the claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, if all, or a substantial number of the claims and suits currently pending against the Company are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all such claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Nevertheless, the Company currently believes that the outcome of the claims and suits currently pending against the Company will not have a material adverse effect on its financial condition, liquidity or results of operations; however, there can be no assurance that the Company will be successful defending these claims and charges.

•	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq., in the 236th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

As described in the Company’s most recent Annual Report on Form 10-K, and as otherwise announced publicly by the Company, in September, 2003, following a trial related to the death of a trainee in the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages, which the Company has appealed to the Second Court of Appeals of Texas. The Company had originally expected to file its initial brief in this appeal during the first half of 2004; however, due to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court, the Company has to date been unable to do so. The Company recently filed a motion with the appellate court to compel the court reporter to file the transcripts, and is hopeful that it will be able to prepare and file its initial brief before the end of the year.

In the meantime, as described in the Company’s most recent Annual Report on Form 10-K, and as otherwise announced publicly by the Company, on or about December 28, 2003, the Company’s general liability insurance carriers posted with the trial court unconditional and irrevocable bonds in the aggregate amount of $25 million in order to secure the judgment pending the outcome of the Company’s appeal. (Although the judgment in this case exceeds $25 million, Texas law required that only $25 million in bonds be posted in this case in order to secure the judgment.) Consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The Company also previously announced and described in most recent Annual Report on Form 10-K that Northland Insurance Company, the Company’s primary liability insurance carrier, had filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case, and had filed a motion for summary judgment with the court seeking an expedited ruling in its favor. However, on July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment, and entered a memorandum order in the case which contained an affirmative finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. Accordingly, the Company believes, based upon the advice of its counsel, that the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs. The primary general and excess liability insurance policies of the Company in effect at the time of the trainees’s death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes.

However, because the amount of the judgment in this case exceeds the amount of insurance available to the Company by approximately $2.5 million and post-judgment interest has accrued on the judgment since the date the judgment was entered against the Company and will continue to accrue until this case is resolved on appeal or the judgment is satisfied, the Company has an uninsured exposure in this case of several million dollars. Nevertheless, based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case and based upon the advice of counsel that a settlement or final judgment amount, if any, in this case is not reasonably likely to exceed $25 million, the Company believes that it is not probable or likely that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

The Company also notes that, because it maintained the primary and excess liability policies that provide coverage for this case on an “occurrence” basis, to the extent that the Company’s insurers make any payments to the plaintiffs in this case under the policies, such payments will serve to reduce the amount of insurance coverage available to the Company for other claims made against the Company that are covered by the same policies. Currently, there are only two lawsuits pending against the Company that relate to “occurrences” that occurred during the policy period covered by these policies, which are described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X, Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-Defendant Jennifer Burkley, a former employee of the Company. Plaintiff seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The State of Nevada has been dismissed from this case on governmental immunity grounds. Discovery in this case has been completed, and the Company has filed motions to strike the Plaintiff’s expert on the issues of causation and damages and for summary judgment on the Plaintiff’s claims against the Company. These motions are currently pending. The Company is not providing a defense to co-Defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier. Based upon the advice of counsel, the Company does not believe that it is probable that the Company will incur any material loss in this case, and therefore, no loss has been recognized in connection with this litigation.

•	Schuelke, Travis S. v. Correctional Services Corporation, Cause No. 096-191738-02, In the District Court of Tarrant County, TX, 97th Judicial District.

The Plaintiff in this case is a former inmate at the Tarrant County Community Correctional Facility that the Company formerly operated in Mansfield, Texas. Plaintiff alleges that, while he was incarcerated at the facility, the facility’s staff ordered him to shave despite his serious acne condition, failed to provide him with adequate medical attention for his condition, and that, as a result, he suffered severe facial scarring. Plaintiff has alleged negligence and intentional torts against the Company. Plaintiff seeks unspecified compensatory and punitive damages. This case is currently in discovery. The key issues in this case will be whether the Company’s employees breached any applicable standards of care towards the Plaintiff, and, if so, whether the acts or omissions of the Company’s employees were the proximate cause of Plaintiff’s alleged damages. Accordingly, this will necessitate the presentation of testimony from experts regarding the acts and omissions of the Company’s employees, including testimony from dermatologists as to the effect of the actions or inaction of the Company’s employees with regard to the Plaintiff’s acne condition. The Plaintiff has designated a dermatologist that will testify that the Company’s employees should have treated Plaintiff’s condition more aggressively than they did and that the requirement that Plaintiff shave exacerbated his condition. The Company will also retain a dermatologist to review deposition testimony and the Plaintiff’s medical records in order to form an opinion on these issues. The Company is currently awaiting this assessment. Accordingly, given that the Company does not yet have a basis to assess its potential liability in this case (if any), at this time, it is not possible to conclude whether the Company will incur any material loss in this case, and therefore, no loss has been recognized in connection with this litigation.

Since the Company filed its most recent Annual Report on Form 10-K on March 30, 2004, the Company has not been served with any new claims or litigation that reasonably could be expected to have a material adverse effect on its financial condition or results of operations.

2.	Closed Facilities

The Company has ceased operation in its Canadian facility, located in Texas, due to the low utilization by the contracting agency. The Company is investigating other opportunities including both juvenile and adult to continue to operate this facility. There are approximately $1.4 million of assets associated with this facility. There can be no assurance that the Company will be successful in finding other opportunities for this operation.

3.	Disputed Receivables

During 2003, the Company had initiated legal action against the Puerto Rican government to recover unpaid revenues and receive reimbursement for costs and damages. The Puerto Rican government had initiated a counter suit seeking a similar amount for alleged damages to the Bayamon, Puerto Rico facility. The Company had approximately $2.0 million in receivables and approximately $560,000 in deferred charges related to assets purchased by the Company for use at the facility as of December 31, 2003, pending resolution of the aforementioned lawsuit. During the three months ended June 30, 2004, the Company settled its dispute with the government whereby the Company received $1.4 million as the net payment for its settlement, including $2.0 million received for its accounts receivables and as settlement of all claims the Company had against the government, partially offset by $600,000 for settlement of alleged damages payable by the Company. The $600,000 amount was accrued as of December 31, 2003. As a result of this settlement the Company wrote off the $560,000 in deferred charges which is included in the accompanying financial statements as loss on disposal of assets.

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

General

Correctional Services Corporation and its wholly owned subsidiaries (the “Company”) is one of the largest and most comprehensive providers of juvenile rehabilitative services. The Company has 18 facilities and approximately 2,000 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 15 facilities representing approximately 5,600 beds. On a combined basis, the Company provided services in 12 states, representing approximately 7,600 beds including aftercare services.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES
SIX MONTHS ENDED JUNE 30,	2004	2003
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	87.3%	88.1%
Startup expenses	4.3%	—

Total Facility expenses	91.6%	88.1%

Contribution from operations	8.4%	11.9%
Other Operating expenses:
General and Administrative	6.6%	7.1%
Loss (gain) on disposal of assets	.8%	—

	7.4%	7.1%

Operating income (loss)	1.0%	4.8%
Interest expense, net	2.5%	1.7%

Income (loss) before income taxes	(1.5)%	3.1%
Income tax provision (benefit)	(0.5)%	1.3%

Income (loss) from continuing operations before tax	(1.0)%	1.8%
Loss from discontinued operations, net of tax	(2.2)%	(0.5)%

Net income (loss)	(3.2)%	1.3%

	PERCENTAGE OF TOTAL REVENUES
THREE MONTHS ENDED JUNE 30,	2004	2003
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	86.4%	87.2%
Startup expenses	3.4%	—

Total Facility expenses	89.8%	87.2%

Contribution from operations	10.2%	12.8%
Other Operating expenses:
General and Administrative	6.4%	7.6%
Loss (gain) on disposal of assets	1.7%	(0.1)%

	8.1%	7.5%

Operating income (loss)	2.1%	5.3%
Interest expense, net	3.2%	1.8%

Income (loss) before income taxes	(1.1)%	3.5%
Income tax provision (benefit)	(0.1)%	1.5%

Income (loss) from continuing operations before tax	(1.0)%	2.0%
Loss from discontinued operations, net of tax	(3.3)%	(0.7)%

Net income (loss)	(4.3)%	1.3%

Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003

Revenues decreased by $1.0 million or 1.5% for six months ended June 30, 2004 to $66.1 million compared to the same period in 2003 due primarily to:

•	A decrease of $12.9 million from contracts at seven juvenile facilities (732 beds) that were terminated; partially offset by

•	An increase of $2.2 million from net population and per diem increases at existing facilities; and

•	An increase of $9.7 million from opening ten new facilities since June 30, 2003 (727 beds).

As various state and local government agencies continue to face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed.

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have remained relatively consistent after considering the ramp up of new facilities. The Company has also been successful seeking out-of-state inmates at certain locations.

Overall operating expenses decreased $1.4 million or 2.4% for the six months ended June 30, 2004 to $57.7 million compared to the same period in 2003. As a percentage of revenues (87.3%), operating expenses for the six months ended June 30, 2004 remained relatively consistent to that of the prior period. The decrease in the operating expense percentage is partially due to the closure of unprofitable facilities, offset by the increases in various operating expenses, such as medical/dental services and business insurance. The Company incurred approximately $2.8 million in start-up costs associated with the ten new facilities that opened during the first half of 2004 or that will open during the second half of 2004. Start-up costs are primarily comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal cost and other costs incurred after a contract has been awarded. Approximately $1.1 million of the start-up costs were associated with the opening of the new Tacoma facility.

General and administrative expenses decreased $453,000 or 9.5% for the six months ended June 30, 2004 compared to the same period in 2003. As a percentage of revenues, general and administrative expenses was 6.6% for the six months ended June 30, 2004 and remained relatively consistent with the six months ended June 30, 2003. The decrease is due to position eliminations and vacancies at the corporate headquarters.

Loss on disposal of assets was $541,000 for the six months ended June 30, 2004 compared to a gain of $20,000 for the six months ended June 30, 2003. The current period loss is related to the Company’s settlement of its claim related to its Puerto Rico facility.

Interest expense, net of interest income, was $1.6 million for the six months ended June 30, 2004 compared to interest expense net of interest income, of $1.1 million for the six months ended June 30, 2003, a net increase in interest expense of $0.5 million. The increase is primarily interest on the $57.2 million note payable related to the construction of the Tacoma, Washington facility. Interest incurred on qualified expenditures during the construction phase of the facility is capitalized. In April, this facility moved from the construction phase to operations. As such, interest is now recognized as expense. During the six months ended June 30, 2004, the Company capitalized interest of approximately $722,000 on the $57.2 million loan related to the construction of its Tacoma, Washington facility. Interest of $80,000 was capitalized during the same period in 2003.

For the six months ended June 30, 2004, the overall tax benefit recognized was $1,246,000 vs. a tax provision of $655,000 in 2003. Of the 2004 amount, $307,000 and $939,000 were allocated to continuing operations and discontinued operations, respectively. Of the 2003 amount, $884,000 and $(229,000) were allocated to continuing operations and discontinued operations, respectively. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items. For the six months ended June 30, 2004, the estimated effective rate used was approximately 37.1% vs. 43.23% for 2003. The decrease is attributable to the effect of adding back non-deductible items when there are negative operating results such as for the six months ended June 30, 2004 vs. positive operating results for 2003. The allocation to discontinued operations is based on an incremental tax rate of 39.0%.

For the six months ended June 30, 2004 and 2003, the Company recognized losses on discontinued operations of $1.5 million and $358,000, after tax, respectively. During June 2004 the Company approved a plan to discontinue its operations at its Tarkio Academy, located in Missouri. The Company reported the results of operations of this facility under discontinued operations for the six months ended June 30, 2004 and 2003. The Company also reported a $1.5 million charge related to the net assets of the facility.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues increased by $1.3 million or 4.1% for the three months ended June 30, 2004 to $33.5 million compared to the same period in 2003 due primarily to:

•	a decrease of $6.4 million from the termination of contracts at 4 juvenile facilities (509 beds in 2003): partially offset by

•	an increase of $7.2 million from the opening of nine new facilities since June 30, 2003 (727 beds); and

•	an increase of $0.5 million from net population and per diem increases at existing facilities.

As various state and local government agencies continue to face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed.

Although the Company’s adult division was affected by the same budgetary issues discussed above, occupancy rates have remained relatively consistent after considering the ramp up of new facilities. The Company has also been successful seeking out-of-state inmates at certain locations.

Overall operating expenses increased $913,000 or 3.3% for the three months ended June 30, 2004 to $29.0 million compared to the same period in 2003. As a percentage of revenues (86.5%), operating expenses for the three months ended June 30, 2004 remained relatively consistent to that of the prior period. The decrease in the operating expense percentage is partially due to the closure of unprofitable facilities, offset by the increases in various operating expenses, such as medical/dental services and business insurance. The Company incurred approximately $1.1 million in start-up costs associated with the nine new facilities that opened during the second quarter of 2004 or that will open during the third quarter of 2004. Start-up costs are primarily comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded.

General and administrative expenses decreased $294,000 or 12.0% for the three months ended June 30, 2004 compared to the same period in 2003. As a percentage of revenues, general and administrative expenses was 6.4% for the three months ended June 30, 2004 and remained relatively consistent with the three months ended June 30, 2003. The decrease is due to position eliminations and vacancies at the corporate headquarters.

Loss on disposal of assets was $561,000 for the three months ended June 30, 2004 compared to a gain of $20,000 for the three months ended June 30, 2003. The current period loss is related to the Company’s settlement of its claim related to its Puerto Rico facility.

Interest expense, net of interest income, was $1.1 million for the three months ended June 30, 2004 compared to interest expense, net of interest income, of $0.6 million for the three months ended June 30, 2003, a net increase in interest expense of $0.5 million. The increase is primarily interest on the $57.2 million note payable related to the construction of the Tacoma, Washington facility. Interest incurred on qualified expenditures during the construction phase of the facility is capitalized. In April, this facility moved from the construction phase to operations. As such, interest is now recognized as expense. During the three months ended June 30, 2004, the Company capitalized interest of approximately $92,000 on the $57.2 million loan related to the construction of its Tacoma, Washington facility. Interest of $80,000 was capitalized during the same period in 2003.

For the three months ended June 30, 2004, the overall tax benefit recognized was $756,000 vs. a tax provision of $323,000 in 2003. Of the 2004 amount, $47,000 and $709,000 were allocated to continuing operations and discontinued operations, respectively. Of the 2003 amount, $468,000 and $(145,000) were allocated to continuing operations and discontinued operations, respectively. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items. For the three months ended June 30, 2004, the estimated effective rate used was approximately 34.19% vs. 42.95% for 2003. The decrease is attributable to the effect of adding back non-deductible items when there are negative operating results such as for the three months ended June 30, 2004 vs. positive operating results for 2003. The allocation to discontinued operations is based on an incremental tax rate of 39.0%.

For the three months ended June 30, 2004 and 2003, the Company recognized losses on discontinued operations of $1.1 million and $228,000, after tax, respectively. During June 2004 the Company approved a plan to discontinue its operations at its Tarkio Academy, located in Missouri. The Company reported the results of operations of this facility under discontinued operations for the three months ended June 30, 2004 and 2003. The Company also reported a $1.5 million charge related to the net assets of the facility.

Liquidity and Capital Resources

At June 30, 2004, the Company had $2.5 million in cash, $3.2 million in current restricted cash and working capital of $13.9 million compared to December 31, 2003 when the Company had $3.8 million in cash, $4.5 million in current restricted cash and working capital of $13.6 million. The current restricted cash is primarily related to the construction of the new Tacoma, Washington facility and will be used to service debt, pay certain invoices and other liabilities included in accounts payable and accrued liabilities.

Net cash used by operating activities was $1.3 million for the six months ended June 30, 2004 compared to net cash provided by operating activities of $6.5 million for the six months ended June 30, 2003. The change was attributable primarily to the increased expenses associated with the startup of the ten new facilities and to the timing of receipts on accounts receivables.

Net cash of $230,000 was provided in investing activities during the six months ended June 30, 2004 as compared to $58.8 million used in investing activities in the six months ended June 30, 2003. During the 2004 period, the Company’s uses included $9.2 million for the payment of construction costs at the Company’s Tacoma site and other new facilities. Included in these new facilities expenditures is $1.7 million associated with a contract the company was awarded during the first quarter of 2004, to operate a 1,000-bed detention center in Frio, Texas for the Department of Homeland Security, Immigration and Customs Enforcement. The construction budget for this facility is approximately $39 million. At June 30, 2004, the Company had not executed a construction contract for this facility, and is currently negotiating the structure of the financing arrangement. The company expects to finalize these contracts during the third quarter. The remaining use of funds was associated with the capitalization of interest in the amount of $722,000, and for the purchase of property and equipment at existing facilities. In the comparable period for 2003, approximately $58.8 million was used to purchase the land, payments for construction and design costs at the Company’s Tacoma, Washington facility and for investments of restricted cash. The remaining use was to purchase property and equipment at existing facilities. The funds available in long term restricted cash were used for the construction costs of the Tacoma facility.

Net cash of $233,000 was used by financing activities for the six months ended June 30, 2004 as compared to $52.3 million provided by financing activities for the six months ended June 30, 2003. During the 2003 period, funds were borrowed under the line of credit and from a note payable to provide capital necessary to cover the capital expenditures of the Tacoma facility mentioned above.

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with or has obtained waivers for those covenants as of June 30, 2004. The credit facility consists of a $19.0 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of June 30, 2004, there are no outstanding borrowings under this revolving line of credit and the availability under the revolving line of credit is approximately $11.4 million taking into consideration $2.7 million in collateral limitations and $4.9 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

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

The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. For the six months ended June 30, 2004 and 2003, the Company made no significant adjustments to the carrying values of accounts receivables.

Asset Impairments

As of June 30, 2004, the Company had approximately $84.8 million in long-lived property and equipment and assets under capital leases, including assets held for sale, of approximately $6.8 million. The Company evaluates the recoverability of the carrying values of its long-lived assets when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows or other measures of fair value, to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. For the six months ended June 30, 2004 the company recorded an impairment of approximately $1.5 million associated with the assets at its Tarkio Academy, Missouri facility. (See Note 9 – DISCONTINUED OPERATIONS)

Start up Costs

The Company incurs costs as it relates to the start up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, generally with in the first three full month of operations. Also to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $2.8 million for the six months ended June 30, 2004. There were no start up costs for the six months ended June 30, 2003.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the six months ended June 30, 2004 and 2003, the Company made no valuation adjustments to the carrying values of deferred tax assets or liabilities.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the six months ended June 30, 2004 and 2003, the Company did not recognize any loss contract costs.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has recorded the results of operations of components that have either been disposed of or are classified as held for sale under discontinued operations on the income statement. The Company defines components that have been disposed of as facilities not operating under a management agreement where the Company has unilaterally terminated its various contracts with sending agencies or has otherwise ceased operations. In these disposal situations, the Company typically has a significant facility investment or lease obligations. In situations where management agreements with a principal agency are terminated in accordance with the contract provisions, whether or not subject to renewal or proposal, and without disposal of a significant facility investment or lease obligation, the results of operations of these facilities continue to be recorded in continuing operations. (See Note 9 – DISCONTINUED OPERATIONS)

New Accounting Pronouncements

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. The Company currently does not have investments in any variable interest entities. In December 2003 the FASB issued FIN 46(R), which replaced FIN 46. FIN 46(R) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004. The application of FIN 46(R) in 2003 did not have a material effect on the Company’s financial position, results of operations and cash flows and is not expected to have material impact on the Company’s financial position, results of operations and cash flows during 2004.

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

		Expected Maturity Dates
		2004	2005	2006	2007	2008	There- after	Total	Fair Value
Fixed rate debt (in thousands)
Loan payable;		$4	$3	$302	$—	$—	$—	$309	$309

Note payable		$—	$4,705	$4,905	$5,130	$5,390	$37,285	$57,415	$57,426

Weighted average interest rate at June 30, 2004	5.03%

Variable rate debt		$—	$—	$—	$—	$—	$—	$—	$—

Weighted average interest rate at June 30, 2004	—%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As described in the Company’s Annual Reports on Form 10-K (including the Company’s most recent Annual Report on Form 10-K) and in the accompanying Quarterly Report on Form 10-Q, the nature of the Company’s business results in numerous claims and litigation against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected to be asserted against the Company, based upon the Company’s past experience, including worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits. The Company believes that, except as noted below, the insurance coverage maintained by the Company for the claims and suits currently pending against the Company or which reasonably can be expected to be asserted against the Company, based upon the Company’s past experience, should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, the dollar amount of certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and, therefore, if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company would not be sufficient to satisfy the claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, if all, or a substantial number of the claims and suits currently pending against the Company are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all such claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Nevertheless, the Company currently believes that the outcome of the claims and suits currently pending against the Company will not have a material adverse effect on its financial condition, liquidity or results of operations; however, there can be no assurance that the Company will be successful defending these claims and charges.

•	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq., in the 236th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

As described in the Company’s most recent Annual Report on Form 10-K, and as otherwise announced publicly by the Company, in September, 2003, following a trial related to the death of a trainee in the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages, which the Company has appealed to the Second Court of Appeals of Texas. The Company had originally expected to file its initial brief in this appeal during the first half of 2004; however, due to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court, the Company has to date been unable to do so. The Company recently filed a motion with the appellate court to compel the court reporter to file the transcripts, and is hopeful that it will be able to prepare and file its initial brief before the end of the year.

In the meantime, as described in the Company’s most recent Annual Report on Form 10-K, and as otherwise announced publicly by the Company, on or about December 28, 2003, the Company’s general liability insurance carriers posted with the trial court unconditional and irrevocable bonds in the aggregate amount of $25 million in order to secure the judgment pending the outcome of the Company’s appeal. (Although the judgment in this case exceeds $25 million, Texas law required that only $25 million in bonds be posted in this case in order to secure the judgment.) Consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The Company also previously announced and described in most recent Annual Report on Form 10-K that Northland Insurance Company, the Company’s primary liability insurance carrier, had filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case, and had filed a motion for summary judgment with the court seeking an expedited ruling in its favor. However, on July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment, and entered a memorandum order in the case which contained an affirmative finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. Accordingly, the Company believes, based upon the advice of its counsel, that entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs. The primary general and excess liability insurance policies of the Company in effect at the time of the trainees’s death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes.

However, because the amount of the judgment in this case exceeds the amount of insurance available to the Company by approximately $2.5 million and post-judgment interest has accrued on the judgment since the date the judgment was entered against the Company and will continue to accrue until this case is resolved on appeal or the judgment is satisfied, the Company has an uninsured exposure in this case of several million dollars. Nevertheless, based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case and based upon the advice of counsel that a settlement or final judgment amount, if any, in this case is not reasonable likely to exceed $25 million, the Company believes that it is not probable or likely that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

The Company also notes that, because it maintained the primary and excess liability policies that provide coverage for this case on an “occurrence” basis, to the extent that the Company’s insurers make any payments to the plaintiffs in this case under the policies, such payments will serve to reduce the amount of insurance coverage available to the Company for other claims made against the Company that are covered by the same policies. Currently, there are only two lawsuits pending against the Company that relate to “occurrences” that occurred during the policy period covered by these policies, which are described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X, Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-Defendant Jennifer Burkley, a former employee of the Company. Plaintiff seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The State of Nevada has been dismissed from this case on governmental immunity grounds. Discovery in this case has been completed, and the Company has filed motions to strike the Plaintiff’s expert on the issues of causation and damages and for summary judgment on the Plaintiff’s claims against the Company. These motions are currently pending. The Company is not providing a defense to co-Defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier. Based upon the advice of counsel, the Company does not believe that it is probable that the Company will incur any material loss in this case, and therefore, no loss has been recognized in connection with this litigation.

•	Schuelke, Travis S. v. Correctional Services Corporation, Cause No. 096-191738-02, In the District Court of Tarrant County, TX, 97th Judicial District.

The Plaintiff in this case is a former inmate at the Tarrant County Community Correctional Facility that the Company formerly operated in Mansfield, Texas. Plaintiff alleges that, while he was incarcerated at the facility, the facility’s staff ordered him to shave despite his serious acne condition, failed to provide him with adequate medical attention for his condition, and that, as a result, he suffered severe facial scarring. Plaintiff has alleged negligence and intentional torts against the Company. Plaintiff seeks unspecified compensatory and punitive damages. This case is currently in discovery. The key issues in this case will be whether the Company’s employees breached any applicable standards of care towards the Plaintiff, and, if so, whether the acts or omissions of the Company’s employees were the proximate cause of Plaintiff’s alleged damages. Accordingly, this will necessitate the presentation of testimony from experts regarding the acts and omissions of the Company’s employees, including testimony from dermatologists as to the effect of the actions or inaction of the Company’s employees with regard to the Plaintiff’s acne condition. The Plaintiff has designated a dermatologist that will testify that the Company’s employees should have treated Plaintiff’s condition more aggressively than they did and that the requirement that Plaintiff shave exacerbated his condition. The Company will also retain a dermatologist to review deposition testimony and the Plaintiff’s medical records in order to form an opinion on these issues. The Company is currently awaiting this assessment. Accordingly, given that the Company does not yet have a basis to assess its potential liability in this case (if any), at this time, it is not possible to conclude whether the Company will incur any material loss in this case, and therefore, no loss has been recognized in connection with this litigation.

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

The Company filed a Form 8-K on May 13, 2004 to announce its earnings and results of operations for the three months ended March 31, 2004.

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

Dated: August 16, 2004