Form 10-Q
period 2004-09-30
CORRECTIONAL SERVICES CORP
filed 2004-11-15
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Number of shares of common stock outstanding on November 12, 2004: 10,166,940

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$68	$3,755
Restricted cash	3,368	4,517
Accounts receivable, net	25,820	21,146
Deferred tax asset	1,600	2,200
Prepaid expenses and other current assets	2,156	1,785

Total current assets	33,012	33,403

PROPERTY, EQUIPMENT, CONSTRUCTION IN PROGRESS AND LEASEHOLD IMPROVEMENTS, NET	78,921	71,141
PROPERTY HELD FOR SALE	6,568	6,951

OTHER ASSETS
Long term restricted cash	49,710	17,777
Deferred tax asset, net of current portion	9,423	7,598
Goodwill, net	679	679
Deferred loan costs, net	11,918	6,637
Other	2,920	2,937

TOTAL ASSETS	$193,151	$147,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,938	$19,258
Current portion of long-term liabilities and line of credit	1,432	543

Total current liabilities	19,370	19,801
LONG TERM LIABILITIES
Bonds & note payable	106,866	57,332
Capital lease obligation	9,751	9,939
Other long-term liabilities	8,168	8,398
Loan payable	305	305

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000 shares authorized, 11,385 shares issued and 10,167 outstanding as September 30, 2004; and 11,377 share issued and 10,159 outstanding as of December 31, 2003	114	114
Additional paid-in capital	82,816	82,803
Accumulated deficit	(31,248)	(28,578)
Treasury stock, at cost	(2,991)	(2,991)

	48,691	51,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,151	$147,123

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Revenues	$99,578	$96,643

Facility expenses:
Operating expenses	85,698	84,717
Startup costs	3,224	18

	88,922	84,735

Contribution from operations	10,656	11,908

Other operating expenses:
General and administrative expenses	6,383	7,154
Loss (gain) on disposal of assets	549	(45)

	6,932	7,109

Operating income	3,724	4,799
Interest expense, net	2,863	1,657

Income from continuing operations before income taxes	861	3,142
Income tax expense	495	1,326

Income from continuing operations	366	1,816
Loss from discontinued operations, net of tax benefit of $1,942 and $358	(3,036)	(559)

Net income (loss)	$(2,670)	$1,257

Basic and diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.04	$0.18
Loss per share from discontinued operations	(0.30)	(0.06)

Net earnings (loss) per share	$(0.26)	$0.12

Number of shares used to compute net income (loss) per share:
Basic	10,164	10,156
Diluted	10,164	10,252

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
Revenues	$34,302	$30,671

Facility expenses:
Operating expenses	29,236	26,753
Startup costs	385	18

	29,621	26,771

Contribution from operations	4,681	3,900

Other operating expenses:
General and administrative expenses	2,052	2,369
Loss (gain) on disposal of assets	8	(24)

	2,060	2,345

Operating income	2,621	1,555
Interest expense, net	1,232	533

Income from continuing operations before income taxes	1,389	1,022
Income tax expense	636	442

Income from continuing operations	753	580
Loss from discontinued operations, net of tax benefit of $838 and $130	(1,312)	(183)

Net income (loss)	$(559)	$397

Basic and diluted earnings (loss) per share:
Earnings per share from continuing operations	$0.07	$0.06
Loss per share from discontinued operations	(0.12)	(0.02)

Net earnings (loss) per share	$(0.05)	$0.04

Number of shares used to compute net income (loss) per share:
Basic	10,167	10,157
Diluted	10,167	10,261

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2,670)	$1,257
Adjustments to reconcile net income (loss) to net cash flow from by operating activities:
Depreciation and amortization	3,825	2,896
Deferred income tax expense (benefit)	(1,226)	1,052
(Gain) loss on disposal of fixed assets, net	549	(45)
Restructuring, impairment and loss contract reserves	2,856	(387)
Changes in operating assets and liabilities:
Restricted cash	1,149	1,360
Accounts receivable	(4,674)	3,120
Prepaid expenses and other current assets	(371)	38
Accounts payable and accrued liabilities	(1,340)	(1,062)

Net cash provided by (used in) operating activities:	(1,902)	8,229

Cash flows from investing activities:
Capital expenditures	(13,647)	(26,875)
Bonds & note proceeds invested in non-current restricted cash	(42,838)	(33,614)
Proceeds from the sale of property, equipment and improvements	252	18
Non-current restricted cash	10,905	—
Other assets	(228)	182

Net cash used in investing activities	(45,556)	(60,289)

Cash flows from financing activities:
Borrowings on loan payable and line of credit, net	869
Proceeds from bond & note payable, net of issuance costs	43,262	50,917
Payments on other long-term obligation	(185)	—
Payments on capital lease obligation	(188)	(346)
Stock options exercised	13	5

Net cash provided by financing activities	43,771	50,576

Net decrease in cash and cash equivalents	(3,687)	(1,484)
Cash and cash equivalents at beginning of period	3,755	4,327

Cash and cash equivalents at end of period	$68	$2,843

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$2,485	$1,579

Income taxes	$109	$48

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Correctional Services Corporation, its wholly owned subsidiaries, and the variable interest entity, South Texas Detention Complex Local Development Corporation, in which Correctional Services Corporation acquired a variable interest in September, 2004 in connection with a transaction described at Note 4 below. Correctional Services Corporation, its wholly owned subsidiaries, and South Texas Detention Complex Local Development Corporation are referred to in these footnotes collectively as the “Company”. As described below in Note 2, the accounts of South Texas Detention Complex Local Development Corporation have been consolidated with the accounts of Correctional Services Corporation and its wholly owned subsidiaries in these financial statements pursuant to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of September 30, 2004, and for the nine and three months ended September 30, 2004 and 2003, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Certain reclassifications were made to 2003 amounts to conform to the 2004 presentations.

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting guidance for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applied to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46(R), which replaced FIN 46. FIN 46(R) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004

On September 22, 2004, the Company acquired a variable interest in a variable interest entity, South Texas Detention Complex Local Development Corporation, in connection with a transaction described in Note 4 below. Pursuant to FIN 46(R), the accounts of South Texas Detention Complex Local Development Corporation have been consolidated with the accounts of Correctional Services Corporation and its wholly owned subsidiaries in these financial statements.

NOTE 3 –LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with or has obtained waivers for those covenants as of September 30, 2004. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0% or prime plus 2.0%. As of September 30, 2004, there was $0.9 million outstanding in borrowings under this revolving line of credit and the availability under the revolving line of credit is approximately $6.0 million taking into consideration $3.9 million in collateral limitations and $8.2 million in outstanding letters of credit. The revolving line of credit is secured by all assets of the Company, except for real property.

At September 30, 2004, the Company also has a $309,000 loan payable that matures in 2006 and is secured by restricted cash in an amount that approximates the remaining total of payments.

NOTE 4 –RESTRICTED CASH, CONSTRUCTION IN PROGRESS AND BONDS AND NOTE PAYABLE

At September 30, 2004, the Company had $3,368,000 million in current restricted cash and $49,710,000 in long term restricted cash. The balances in those accounts are attributable primarily to amounts held in escrow or in trust on that date in connection with financing arranged by the Company for the 500-bed Northwest Regional Detention Center in Tacoma, Washington, which the Company completed and opened for operation in April, 2004, and the 1,020-bed South Texas Detention Complex that the Company is currently developing in Frio County, Texas.

South Texas Detention Complex:

On January 26, 2004, the Department of Homeland Security, Immigration and Customs Enforcement (“ICE”) awarded the Company a contract to provide housing for up to 1,020 detainees in a facility to be located in Frio County, Texas (“Frio County”). In furtherance of that contract, the Company entered into an agreement with Frio County, whereby Frio County created a non-profit, local development corporation pursuant to Chapter 431 Texas Transportation Code. This corporation, South Texas Detention Complex Local Development Corporation (the “Development Corporation”), on September 22, 2004 issued $49.5 million of taxable revenue bonds, net of a $88,000 discount, to finance the construction of a 1,020-bed detention facility (the “South Texas Detention Complex”) in Frio County. The Company is currently developing the South Texas Detention Complex for the Development Corporation. The Development Corporation, as the owner of the South Texas Detention Complex, simultaneously entered into an operating agreement with the Company, giving the Company the sole and exclusive right to use, occupy, operate and manage the South Texas Detention Complex for a period of 20 years. The Development Corporation also granted to the Company an option to purchase the South Texas Detention Complex for $1.00 upon the bonds being paid in full. As indicated in Note 2 pursuant to FIN 46(R), the Company has a variable interest in the Development Corporation and it has been consolidated with the accounts of the Company.

The proceeds of the bonds, net of the discount were disbursed into escrow accounts held in trust at the closing as follows:

Issuance costs fund	$6,155
Project fund	35,406
Debt service and other reserves	7,825

$49,386

The proceeds of the bonds in the project fund are being held to be used to construct and equip the South Texas Detention Complex. The total expected construction costs of the project are to be $39.3 million, including $3.9 million which was funded by the Company in current and prior periods. The issuance costs, which are classified as deferred loan costs, will be amortized using the effective interest method over the term of the bonds. Construction on the facility is expected to be complete by early 2005. The bonds are secured by the facility and payments will be made primarily from the revenues of the ICE contract, which will be used to make the debt service payment on the bonds. The effective interest rate on the bonds, including the amortization of the discount and issuance costs, is approximately 6.8% and the bonds mature in February 2016.

Included in non-current restricted cash as of September 30, 2004 are funds held in trust with respect to the South Texas Detention Complex as follows:

Issuance costs fund	$24
Project fund	34,989
Debt service and other reserves	7,825

$42,838

Following are the annual maturities of the bonds payable:

2005	$—
2006	—
2007	4,130
2008	4,260
Thereafter	41,085

$49,475

Northwest Regional Detention Center:

On June 30, 2003, the Company arranged financing for the construction of the Northwest Regional Detention Center in Tacoma, Washington (the “Tacoma Detention Center”), which the Company completed and opened for operation in April, 2004. In connection with this financing, CSC of Tacoma LLC, a wholly owned subsidiary of the Company, issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC for the purposes of constructing the Tacoma Detention Center. The bonds are non-recourse to CSC of Tacoma LLC and the Company and the loan from WEDFA to CSC of Tacoma, LLC is non-recourse to the Company. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Tacoma Detention Center and to establish debt service and other reserves. At September 30, 2004, $2.7 million of the proceeds is included in current restricted cash and $6.9 million of the proceeds is included in non-current restricted cash.

Total non-current restricted cash as of September 30, 2004 with respect to both facilities are as follows:

Construction fund reserve	$34,993
Debt service and other reserves	14,717

Total long-term restricted funds	$49,710

NOTE 5 – CAPITALIZED INTEREST

During the nine month period ended September 30, 2004, the Company incurred interest costs of approximately $3,802,000, of which the Company capitalized approximately $939,000, associated with the construction of the Tacoma Detention Center, and the South Texas Detention Complex discussed above.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands):

NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Numerator:
Net income (loss)	$(2,670)	$1,257

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,164	10,156
Effect of dilutive securities – stock options	—	96

Denominator for diluted earnings (loss) per share	10,164	10,252

THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
Numerator:
Net income (loss)	$(559)	$397

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,167	10,157
Effect of dilutive securities – stock options	—	104

Denominator for diluted earnings (loss) per share	10,167	10,261

During the nine and three-month periods ended September 30, 2004 and 2003, there were approximately 183,000 and 420,000 common stock equivalents, for both periods in the respective year, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

NOTE 7 – STOCK-BASED COMPENSATION

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Net income (loss), as reported	$(2,670)	$1,257
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(36)	(77)

Pro forma net income (loss)	$(2,706)	$1,180

Income (loss) per common share – basic and diluted
As reported	$(0.26)	$0.12

Pro forma	$(0.27)	$0.12

FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
Net income (loss), as reported	$(559)	$397
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(8)	(25)

Pro forma net income (loss)	$(567)	$372

Income (loss) per common share – basic and diluted
As reported	$(0.05)	$0.04

Pro forma	$(0.06)	$0.04

NOTE 8 – START UP COSTS

The Company incurs costs as it relates to the start up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, generally within the first three full months of operations. Also, to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $3.2 million for the nine months ended September 30, 2004. There was $18,000 of start up costs for the nine months ended September 30, 2003.

NOTE 9 – DISCONTINUED OPERATIONS

During September 2004, the Company approved a plan to discontinue operations at its Canadian facility located in Texas. Also, in June 2004 the Company approved a plan to discontinue operations at its Tarkio Academy, located in Missouri. The Company reported the results of operations of these facilities as discontinued operations for the nine months ended September 30, 2004. The Company reported a pre-tax loss from discontinued operations for its four discontinued operations of $5.0 million compared to $917,000 for the nine months ended September 30, 2003. As part of the pre-tax loss, the Company recognized an impairment of $2.9 million on the net assets associated with its Tarkio and Canadian facilities. Following is the revenue, asset impairment, and pre-tax loss included in discontinued operations by facility (in thousands):

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Revenues:
Canadian	$851	$1,820
Tarkio Academy	3,193	4,703
Keweenaw	76	1,715
Genesis Treatment	—	2,207

	$4,120	$10,445

Asset Impairment:
Canadian	$1,392	$—
Tarkio Academy	1,463	—

	$2,855	$—

Pre-tax loss:
Canadian	$(1,994)	$66
Tarkio Academy	(2,272)	(276)
Keweenaw	(351)	(108)
Genesis Treatment	(361)	(599)

	$(4,978)	$(917)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
Revenues:
Canadian	$(5)	$662
Tarkio Academy	548	1,500
Keweenaw	(1)	542
Genesis Treatment	—	658

	$542	$3,362

Asset Impairment:
Canadian	$1,392	$—
Tarkio Academy	—	—

	$1,392	$—

Pre-tax income (loss):
Canadian	$(1,571)	$85
Tarkio Academy	(420)	(121)
Keweenaw	(42)	(54)
Genesis Treatment	(117)	(223)

	$(2,150)	$(313)

NOTE 10 – CONTINGENCIES

1. Legal Proceedings

The nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected, based upon the Company’s past experience, to be asserted against the Company, including worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits.

The Company believes, based upon the Company’s past experience, that, except as noted below, the insurance coverage maintained by the Company for the claims and suits currently pending against the Company or which reasonably can be expected to be asserted against the Company, should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, the dollar amount of certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and, therefore, if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company would not be sufficient to satisfy those claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, if all, or a substantial number of, the claims and suits currently pending against the Company are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all such claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Notwithstanding the foregoing, however, the Company currently believes that no material adverse effect on its financial condition, liquidity or results of operations will result from the outcome of any of the claims and suits currently pending against the Company.

•	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq. , in the 236 th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

As described in the Company’s most recent Annual Report on Form 10-K, and as otherwise announced publicly by the Company, in September, 2003, following a trial related to the death of a trainee in the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. The Company has filed a notice of appeal in this case, notifying the trial court of its intention to appeal the judgment to the Second Court of Appeals of Texas. The Company had originally expected to file its initial brief in this appeal during the first half of 2004; however, due to delays attributable solely to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court, and a recent personal bankruptcy filing by the co-defendants in this case, the Company has been delayed in pursuing its appeal. In the meantime, on or about December 28, 2003, the Company posted with the trial court bonds in the aggregate amount of $25 million in order to secure the judgment pending the outcome of the Company’s appeal. (Although the judgment in this case exceeds $25 million, Texas law required that only $25 million in bonds be posted in this case in order to secure the judgment.) Consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The primary general and excess liability insurance policies of the Company in effect at the time of the trainees’ death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by the Company’s insurers on other claims covered by the applicable policies. See, discussion below.) However, as previously announced by the Company, Northland Insurance Company, the Company’s primary general liability insurance carrier at the time of the death of the trainee, filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an explicit finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. Accordingly, although the Court has not yet entered judgment in the Company’s favor consistent with the findings in its memorandum order, and although Northland will have the right to appeal any such judgment once entered, the Company believes, based upon the advice of its counsel, that the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs.

However, because the amount of the judgment in this case exceeds the total amount of insurance available to the Company by approximately $2.5 million and post-judgment interest has accrued on the judgment since the date the judgment was entered against the Company and will continue to accrue until this case is resolved on appeal or the judgment is satisfied at a rate of 5% per annum, the Company has an uninsured exposure in this case. Nevertheless, based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case and based upon the advice of counsel that (a) the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs and (b) a settlement or final judgment amount, if any, in this case is not reasonably likely to exceed $25 million, the Company at this time believes that it is not probable or likely that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

The Company also notes that, because it maintained the primary and excess liability policies that provide coverage for the foregoing case on an “occurrence” basis, to the extent that the Company’s insurers make any payments to the plaintiffs in the foregoing case under the policies, such payments will serve to reduce the amount of insurance coverage available to the Company for other claims made against the Company that are covered by the same policies. Likewise, to the extent that the Company’s insurers make any payments to any other plaintiffs or claimants in order to settle any other claims covered under these policies, such payments will serve to reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above. As noted above, as of the date hereof, a total of $415,000 has been paid by the Company’s insurers on other claims covered by the applicable policies.

In particular, during the immediately preceding quarter, the Company’s primary general liability insurer settled for a total of $375,000 the following case (which the Company identified in its its most-recent previously filed Quarterly Report on Form 10Q as being related to an “occurrence” that occurred during the policy period covered by the policies that should provide coverage to the Company for the Alexander case described above):

•	Schuelke, Travis S. v. Correctional Services Corporation , Cause No. 096-191738-02, In the District Court of Tarrant County, TX, 97 th Judicial District.

Consequently, the amount of coverage available under the liability policies that should provide coverage for the Alexander case has been reduced by the amount of this settlement.

As a result of the settlement of the foregoing case, there is currently only one lawsuit pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X , Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-Defendant Jennifer Burkley, a former employee of the Company. Plaintiff seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The State of Nevada has been dismissed from this case on governmental immunity grounds. Discovery in this case has been completed, and the Company has filed motions to strike the Plaintiff’s expert on the issues of causation and damages and for summary judgment on the Plaintiff’s claims against the Company. These motions are currently pending. The Company is not providing a defense to co-Defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier. Based upon the advice of counsel, the Company does not believe that it is probable that the Company will incur any material loss in this case, and therefore, no loss has been recognized in connection with this litigation. However, as noted above, if, and to the extent that, the Company’s liability insurers make any payments to the plaintiff in this case for settlement or otherwise, the amount of any such payment will reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above.

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

Prior to March 31, 2004 the Company operated a program under a contract whereby revenues recognized as reimbursable costs were incurred through a gross maximum price cost reimbursement arrangement. This contract had costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Pursuant to the results of an audit for the seventeen months ended March 30, 2002, the State asserted it is due refunds totaling approximately $1.8 million, and withheld the amount from payments made for February and March 2004 services. Based on the Company’s review of the State’s computation of the assessment, the Company believes it will recover the entire assessment, and accordingly, has not recorded a reserve against this amount. The Company’s contract expired March 31, 2004 and the Company elected not to compete in the competitive bid process to operate the facility past March 31, 2004.

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

General

Correctional Services Corporation and its wholly owned subsidiaries (the “Company”) is one of the largest and most comprehensive providers of juvenile rehabilitative services. The Company has 17 facilities and approximately 1,900 juveniles in its care. In addition, the Company is a leading developer and operator of adult correctional facilities operating 14 facilities representing approximately 5,500 beds. On a combined basis, the Company provided services in 11 states, representing approximately 7,400 beds including aftercare services.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES
NINE MONTHS ENDED SEPTEMBER 30,	2004	2003
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	86.1%	87.7%
Startup expenses	3.2%	0.0%

Total facility expenses	89.3%	87.7%

Contribution from operations	10.7%	12.3%
Other operating expenses:
General and administrative	6.4%	7.4%
Loss (gain) on disposal of assets	0.6%	(0.1)%

	7.0%	7.3%

Operating income	3.7%	5.0%
Interest expense, net	2.9%	1.7%

Income before income taxes	0.8%	3.3%
Income tax provision	0.5%	1.4%

Income from continuing operations before tax	0.3%	1.9%
Loss from discontinued operations, net of tax	(3.0)%	(0.6)%

Net income (loss)	(2.7)%	1.3%

	PERCENTAGE OF TOTAL REVENUES
THREE MONTHS ENDED SEPTEMBER 30,	2004	2003
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	85.2%	87.2%
Startup expenses	1.1%	0.1%

Total facility expenses	86.3%	87.3%

Contribution from operations	13.7%	12.7%
Other operating expenses:
General and administrative	6.0%	7.7%
Loss (gain) on disposal of assets	0.0%	(0.1)%

	6.0%	7.6%

Operating income	7.7%	5.1%
Interest expense, net	3.6%	1.8%

Income before income taxes	4.1%	3.3%
Income tax provision	1.9%	1.4%

Income from continuing operations before tax	2.2%	1.9%
Loss from discontinued operations, net of tax	(3.8)%	(0.6)%

Net income (loss)	(1.6)%	1.3%

Nine Months Ended September 30, 2004 compared to the Nine Months Ended September 30, 2003

Revenues increased by $2.9 million or 3.0% for the nine months ended September 30, 2004 to $99.6 million compared to the same period in 2003 due primarily to:

•	An increase of $18.6 million from opening nine new facilities since September 30, 2003 (924 beds); partially offset by,

•	A decrease of $17.3 million from contracts at seven juvenile facilities (631 beds) that were terminated; and

•	An increase of $1.6 million from net population and per diem increases at existing facilities.

As various state and local government agencies continue to face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed. The Company’s adult division was affected by the same budgetary issues discussed above, the occupancy rates have experienced similar reduction in some populations, however the company has been successful in seeking utilization by alternative agencies at certain locations to offset these reductions.

Overall operating expenses increased $981,000 or 1.2% for the nine months ended September 30, 2004 to $85.7 million compared to the same period in 2003. As a percentage of revenues (86.1%), operating expenses for the nine months ended September 30, 2004 decreased 1.6%. The decrease in the operating expense percentage is partially due to the closure of unprofitable facilities, offset by the increases in various operating expenses, such as medical/dental services and business insurance. The Company incurred approximately $3.2 million in start-up costs associated with the nine new facilities that opened during the first nine months of 2004 compared to $18,000 in start up costs for the first nine months of 2003. Start-up costs are primarily comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded.

General and administrative expenses decreased $771,000 or 10.8% for the nine months ended September 30, 2004 compared to the same period in 2003. As a percentage of revenues, general and administrative expenses were 6.4% for the nine months ended September 30, 2004 down from 7.4% for September 30, 2003. The decrease is due to position eliminations and vacancies at the corporate headquarters.

Loss on disposal of assets was $549,000 for the nine months ended September 30, 2004 compared to a gain of $45,000 for the nine months ended September 30, 2003. The current period loss is related to the Company’s settlement of its claim related to its Puerto Rico facility.

Interest expense, net of interest income, was $2.9 million for the nine months ended September 30, 2004 compared to interest expense net of interest income, of $1.7 million for the nine months ended September 30, 2003, a net increase in interest expense of $1.2 million. The increase is primarily interest on the note payable related to the construction of a Tacoma, Washington facility. Interest incurred on the qualified expenditures during the construction phase of a facility is capitalized. In April 2004, this facility moved from the construction phase to operations. As such, interest is now recognized as expense. During the nine months ended September 30, 2004, the Company capitalized interest of approximately $872,000 related to the construction of its Tacoma, Washington facility and $67,000 related to the construction of its new Frio, Texas facility, which is in the construction phase. Interest of $656,000 related to the Tacoma Washington facility was capitalized during the same period in 2003.

For the nine months ended September 30, 2004, the overall tax benefit recognized was $1,447,000 vs. a tax provision of $968,000 in 2003. Of the 2004 amount, $495,000 and $(1,942,000) were allocated to continuing operations and discontinued operations, respectively. Of the 2003 amount, $1,326,000 and $(358,000) were allocated to continuing operations and discontinued operations, respectively. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items. For the nine months ended September 30, 2004, the estimated effective rate used was approximately 35.1% vs. 43.5% for 2003. The decrease is attributable to the effect of adding back non-deductible items when there are negative operating results such as for the nine months ended September 30, 2004 vs. positive operating results for 2003. The allocation to discontinued operations is based on an incremental tax rate of 39.0%.

For the nine months ended September 30, 2004 and 2003, the Company recognized losses on discontinued operations of $3.0 million and $559,000, after tax, respectively. During the nine months 2004 the Company approved plans to discontinue its operations at its Tarkio Academy, located in Missouri, and the Canadian facility in Texas. The Company reported the results of operations of these facilities under discontinued operations for the nine months ended September 30, 2004 and 2003. Also included in discontinued operations, is an impairment of $2.9 million on the net assets of these facilities.

Three Months Ended September 30, 2004 compared to the Three Months Ended September 30, 2003

Revenues increased by $3.6 million or 11.8% for the three months ended September 30, 2004 to $34.3 million compared to the same period in 2003 due primarily to:

•	a decrease of $6.0 million from the termination of contracts at 4 juvenile facilities and 1 adult facility (682 beds in 2003); partially offset by

•	an increase of $9.5 million from the opening of nine new facilities since September 30, 2003 (924 beds); and

•	an increase of $0.1 million from net population and per diem increases at existing facilities.

As various state and local government agencies continue to face budgetary issues, the agencies have gradually decreased juvenile placements in privately operated, long-term residential facilities, such as those operated by the Company, in favor of government-operated facilities. Additionally, various agencies are opting for less costly non-residential programs, reserving residential placements for the most challenging at-risk youth who have demonstrated significant mental health or behavioral health needs. The Company has responded to this trend by developing specialized programming to provide needed specialized behavioral health services for sexually delinquent juveniles, fire starters and other specialized behavioral issues, substance abuse treatment services, and additional mental health services, as well as pursuing contracts in new markets. The Company can provide no assurance that it will be able to reverse this trend through these efforts. Additionally, the Company has terminated contracts at certain juvenile facilities, as discussed above, and continues to evaluate the future earning potential of other juvenile facilities, as needed. The Company’s adult division was affected by the same budgetary issues discussed above, the occupancy rates have experienced similar reduction in some populations, however the company has been successful in seeking utilization by alternate agencies at certain locations to offset this reduction.

Overall operating expenses increased $2.5 million or 9.3% for the three months ended September 30, 2004 to $29.2 million compared to the same period in 2003. As a percentage of revenues (85.2%), operating expenses for the three months ended September 30, 2004 decreased 2.0% to that of the prior period. The decrease in the operating expense percentage is partially due to the closure of unprofitable facilities, offset by the increases in various operating expenses, such as medical/dental services and business insurance. The Company incurred approximately $385,000 in start-up costs associated with the nine new facilities that opened during the second and third quarter of 2004 compared to $18,000 in start up costs in 2003. Start-up costs are primarily comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded.

General and administrative expenses decreased $317,000 or 13.4% for the three months ended September 30, 2004 compared to the same period in 2003. As a percentage of revenues, general and administrative expenses were 6.0% for the three months ended September 30, 2004 compared to 7.7% for the three months ended September 30, 2003. The decrease is due to position eliminations and vacancies at the corporate headquarters and a reduction in consulting fees.

Interest expense, net of interest income, was $1.2 million for the three months ended September 30, 2004 compared to interest expense, net of interest income, of $0.5 million for the three months ended September 30, 2003, a net increase in interest expense of $0.7 million. The increase is primarily interest on the note payable related to the construction of the Tacoma, Washington facility. Interest incurred on the qualified expenditures during the construction phase of a facility is capitalized. In April 2004, this facility moved from the construction phase to operations. As such, interest is now recognized as expense. During the three months ended September 30, 2004, the Company capitalized interest of $67,000 on the $49.5 million bond issue related to the construction of its new Frio, Texas facility, which is still in the construction phase. Interest of $580,000 related to the Tacoma Washington facility was capitalized during the same period in 2003.

For the three months ended September 30, 2004, the overall tax benefit recognized was $202,000 vs. a tax provision of $312,000 in 2003. Of the 2004 amount, $636,000 and $(838,000) were allocated to continuing operations and discontinued operations, respectively. Of the 2003 amount, $442,000 and $(130,000) were allocated to continuing operations and discontinued operations, respectively. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items. For the three months ended September 30, 2004, the estimated effective rate used for continuing operations was approximately 26.6% vs. 43.0% for 2003. The decrease is attributable to the effect of adding back non-deductible items when there are negative operating results such as for the three months ended September 30, 2004 vs. positive operating results for 2003. The allocation to discontinued operations is based on an incremental tax rate of 39.0%.

For the three months ended September 30, 2004 and 2003, the Company recognized losses on discontinued operations of $1.3 million and $183,000, after tax, respectively. In addition to the prior discontinued operations, during September 2004 the Company approved a plan to discontinue its operations at its Canadian facility, located in Texas. The Company reported the results of operations of this facility and the three prior discontinued operations under discontinued operations for the three months ended September 30, 2004 and 2003. Also included in discontinued operations is an impairment of $1.4 million on the net asset of the Canadian facility.

Liquidity and Capital Resources

At September 30, 2004, the Company had $68,000 in cash, $3.4 million in current restricted cash and working capital of $13.6 million compared to December 31, 2003 when the Company had $3.8 million in cash, $4.5 million in current restricted cash and working capital of $13.6 million. The current restricted cash is primarily related to the Tacoma, Washington facility and will be used to service debt and the remaining construction related payables. Net cash used by operating activities was $1.9 million for the nine months ended September 30, 2004 compared to net cash provided by operating activities of $8.2 million for the nine months ended September 30, 2003. The change was attributable primarily to the increased expenses associated with the startup of the nine new facilities and to the timing of receipts on accounts receivables.

Net cash of $45.6 million was used in investing activities during the nine months ended September 30, 2004 as compared to $60.3 million used in investing activities in the nine months ended September 30, 2003. During the 2004 period, the Company’s uses included $10.9 million for the payment of construction costs at the Company’s Tacoma, Washington and Frio, Texas sites and other new facilities. Uses also included, the capitalization of interest in the amount of $867,000 and $1.9 million for the purchase of property and equipment at existing facilities. Additionally, proceeds were invested in non-current restricted cash to fund further construction costs for the Frio, Texas facility. In the comparable period for 2003, $60.3 million was used to purchase the land, payments for construction and design costs at the Company’s Tacoma, Washington facility, for investments of restricted cash, and for the purchase of property and equipment at existing facilities. The funds available in long-term restricted cash were used for the construction costs of the Tacoma facility.

Net cash of $43.8 million was provided by financing activities for the nine months ended September 30, 2004 as compared to $50.6 million provided by financing activities for the nine months ended September 30, 2003. During 2004, funds from financing activities were primarily provided by proceeds, net of issuance costs, from the bonds payable related to the construction of the Company’s Frio facility, discussed above. During the 2003 period, funds were borrowed under the line of credit and from a note payable to provide capital necessary to cover the capital expenditures of the Tacoma facility mentioned above.

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with, or has obtained waivers for, those covenants as of September 30, 2004. The credit facility consists of a $19.0 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0% or prime plus 2.0%. As of September 30, 2004, there was $0.9 million of borrowings under this revolving line of credit and the availability under the revolving line of credit is approximately $6.0 million taking into consideration $3.9 million in collateral limitations and $8.2 million in outstanding letters of credit. The revolving line of credit is secured by all the assets of the Company except for real property.

As explained in Note 4—Restricted cash, construction in progress and bonds and note payable, on September 22, 2004, South Texas Detention Complex Local Development Corporation (the “Development Corporation”) a consolidated variable interest entity issued $49.5 million of taxable revenue bonds, net of a $88,000 discount, to finance the construction of a 1020-bed detention facility (“South Texas Detention Complex”) in Frio County Texas. The proceeds of the Bonds, net of the discount were disbursed into escrow accounts held in trust as follows:

Issuance costs fund	$6,155
Project fund	35,406
Debt service and other reserves	7,825

$49,386

The proceeds of the Bonds in the project fund are being used to complete the South Texas Detention Complex. The total construction costs of the project are expected to be $39.3 million, including $3.9 million, which was funded by the Company in current and prior periods. The Company is required by the bond indenture to fund an additional $1.1 million when the facility is complete. The issuance costs which are classified as deferred loan costs, will be amortized using the effective interest method over the term of the bonds. Construction on the facility is expected to be complete by early 2005. The bonds are secured by the facility and payments will be made primarily from the revenues of the facility, which will be used to make the debt service payment on the bonds. The effective interest rate on the bonds, including the amortization of the discount and issuance costs, is approximately 6.8% and the bonds mature in February 2016.

Included in non-current restricted cash as of September 30, 2004 are funds held in trust as follows:

Issuance costs fund	$24
Project fund	34,989
Debt service and other reserves	7,825

$42,838

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

The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. For the nine months ended September 30, 2004 and 2003, the Company made no significant adjustments to the carrying values of accounts receivables.

Asset Impairments

As of September 30, 2004, the Company had approximately $85.5 million in long-lived property and equipment and assets under capital leases, including assets held for sale, of approximately $6.6 million. The Company evaluates the recoverability of the carrying values of its long-lived assets when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows or other measures of fair value, to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. For the nine months ended September 30, 2004 the Company recorded an impairment of approximately $2.9 million associated with the assets at its Tarkio, Missouri, and Canadian, Texas, facilities. (See Note 9 – DISCONTINUED OPERATIONS)

Start up Costs

The Company incurs costs as it relates to the start up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, but generally within the first three full months of operations. Also, to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $3.2 million and $18,000 for the nine months ended September 30, 2004 and 2003, respectfully.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. For the nine months ended September 30, 2004 and 2003, the Company made no valuation adjustments to the carrying values of deferred tax assets or liabilities.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the nine months ended September 30, 2004 and 2003, the Company did not recognize any loss contract costs.

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

On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting guidance for whether variable interest entities should be consolidated in financial statements based upon the investees’ ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applied to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46(R), which replaced FIN 46. FIN 46(R) is effective immediately for certain disclosure requirements and variable interest entities referred to as special-purpose entities for periods ended after December 15, 2003 and for all other types of entities for financial statements for periods ended after March 15, 2004

On September 22, 2004, the Company acquired a variable interest in a variable interest entity, South Texas Detention Complex Local Development Corporation, in connection with a transaction described in Note 4 below. Pursuant to FIN 46(R), the accounts of South Texas Detention Complex Local Development Corporation have been consolidated with the accounts of Correctional Services Corporation and its wholly owned subsidiaries in these financial statements.

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

		Expected Maturity Dates
		2004	2005	2006	2007	2008	There- after	Total	Fair Value
Fixed rate debt (in thousands)
Loan payable		$4	$3	$302	$—	$—	$—	$309	$309

Bond note payable		$—	$4,705	$4,905	$9,260	$9,650	$78,370	$106,890	$106,662

Weighted average interest rate at September 30, 2004	6.13%

Variable rate debt		$—	$869	$—	$—	$—	$—	$869	$869

Weighted average interest rate at September 30, 2004	5.9%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected, based upon the Company’s past experience, to be asserted against the Company, including worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits.

The Company believes, based upon the Company’s past experience, that, except as noted below, the insurance coverage maintained by the Company for the claims and suits currently pending against the Company or which reasonably can be expected to be asserted against the Company, should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, the dollar amount of certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and, therefore, if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company would not be sufficient to satisfy those claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, if all, or a substantial number of, the claims and suits currently pending against the Company are resolved unfavorably to the Company, the insurance coverage available to the Company would not be sufficient to satisfy all such claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Notwithstanding the foregoing, however, the Company currently believes that no material adverse effect on its financial condition, liquidity or results of operations will result from the outcome of any of the claims and suits currently pending against the Company.

•	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq. , in the 236 th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

As described in the Company’s most recent Annual Report on Form 10-K, and as otherwise announced publicly by the Company, in September, 2003, following a trial related to the death of a trainee in the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. The Company has filed a notice of appeal in this case, notifying the trial court of its intention to appeal the judgment to the Second Court of Appeals of Texas. The Company had originally expected to file its initial brief in this appeal during the first half of 2004; however, due to delays attributable solely to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court, and a recent personal bankruptcy filing by the co-defendants in this case, the Company has been delay in pursuing its appeal. In the meantime, on or about December 28, 2003, the Company posted with the trial court bonds in the aggregate amount of $25 million in order to secure the judgment pending the outcome of the

Company’s appeal. (Although the judgment in this case exceeds $25 million, Texas law required that only $25 million in bonds be posted in this case in order to secure the judgment.) Consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The primary general and excess liability insurance policies of the Company in effect at the time of the trainees’ death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by the Company’s insurers on other claims covered by the applicable policies. See, discussion below.) However, as previously announced by the Company, Northland Insurance Company, the Company’s primary general liability insurance carrier at the time of the death of the trainee, filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an explicit finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. Accordingly, although the Court has not yet entered judgment in the Company’s favor consistent with the findings in its memorandum order, and although Northland will have the right to appeal any such judgment once entered, the Company believes, based upon the advice of its counsel, that the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs.

However, because the amount of the judgment in this case exceeds the total amount of insurance available to the Company by approximately $2.5 million and post-judgment interest has accrued on the judgment since the date the judgment was entered against the Company and will continue to accrue until this case is resolved on appeal or the judgment is satisfied at a rate of 5% per annum, the Company has an uninsured exposure in this case. Nevertheless, based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case and based upon the advice of counsel that (a) the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs and (b) a settlement or final judgment amount, if any, in this case is not reasonably likely to exceed $25 million, the Company at this time believes that it is not probable or likely that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

The Company also notes that, because it maintained the primary and excess liability policies that provide coverage for the foregoing case on an “occurrence” basis, to the extent that the Company’s insurers make any payments to the plaintiffs in the foregoing case under the policies, such payments will serve to reduce the amount of insurance coverage available to the Company for other claims made against the Company that are covered by the same policies. Likewise, to the extent that the Company’s insurers make any payments to any other plaintiffs or claimants in order to settle any other claims covered under these policies, such payments will serve to reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above. As noted above, as of the date hereof, a total of $415,000 has been paid by the Company’s insurers on other claims covered by the applicable policies.

In particular, during the immediately preceding quarter, the Company’s primary general liability insurer settled for a total of $375,000 the following case (which the Company identified in its its most-recent previously filed Quarterly Report on Form 10Q as being related to an “occurrence” that occurred during the policy period covered by the policies that should provide coverage to the Company for the Alexander case described above):

•	Schuelke, Travis S. v. Correctional Services Corporation , Cause No. 096-191738-02, In the District Court of Tarrant County, TX, 97 th Judicial District.

Consequently, the amount of coverage available under the liability policies that should provide coverage for the Alexander case has been reduced by the amount of this settlement.

As a result of the settlement of the foregoing case, there is currently only one lawsuit pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X , Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-Defendant Jennifer Burkley, a former employee of the Company. Plaintiff seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The State of Nevada has been dismissed from this case on governmental immunity grounds. Discovery in this case has been completed, and the Company has filed motions to strike the Plaintiff’s expert on the issues of causation and damages and for summary judgment on the Plaintiff’s claims against the Company. These motions are currently pending. The Company is not providing a defense to co-Defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier. Based upon the advice of counsel, the Company does not believe that it is probable that the Company will incur any material loss in this case, and therefore, no loss has been recognized in connection with this litigation. However, as noted above, if, and to the extent that, the Company’s liability insurers make any payments to the plaintiff in this case for settlement or otherwise, the amount of any such payment will reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above.

Since the Company filed its most recent Annual Report on Form 10-K on March 30, 2004, the Company has not been served with any new claims or litigation that reasonably could be expected to have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders of Correctional Services Corporation was held on July 28, 2004. At the meeting four (4) proposals were considered and voted upon with the following results:

(1)	To elect seven (7) directors to serve until the next annual meeting of stockholders. The proposal passed.

Results:	Votes Cast in Favor of	Votes Withheld
Chet Borgida	7,865,367	2,152,732
Stuart M. Gerson	7,869,367	2,148,732
Bobbie L. Huskey	7,867,667	2,150,432
John H. Shuey	8,157,629	1,860,470
James F. Slattery	6,746,974	3,271,125
Aaron Speisman	6,750,687	3,267,412
Melvin T. Stith	7,866,067	2,152,032

(2)	To ratify the reappointment of Grant Thornton, LLP as Independent Auditors of the Company for the year ending December 31, 2004. The proposal passed.

Results:	Votes Cast in Favor of	Votes Cast Against	Abstain
	9,980,356	30,724	7,019

(3)	To approve of the 2004 Stock Option Plan of Correctional Services Corporation. The proposal passed.

Results:	Votes Cast in Favor of	Votes Cast Against	Abstain	Broker Non-Votes
	3,367,870	2,740,460	4,717	3,905,052

(4)	To approve of the Amended and Restated 1999 Non-Employee Director Stock Option Plan of Correctional Services Corporation. The proposal passed.

Results:	Votes Cast in Favor of	Votes Cast Against	Abstain	Broker Non-Votes
	3,855,989	2,252,525	4,533	3,905,052

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.74.5	Trust Indenture between the South Texas Detention Complex Development Corporation and U.S. Bank National Association, as trustee

10.74.6	Design and Development Agreement between the South Texas Detention Complex Development Corporation and Correctional Services Corporation

10.74.7	Operating Agreement between the South Texas Detention Complex Local Development Corporation and Correctional Services Corporation

31.1	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on August 17, 2004 to announce its earnings and results of operations for the six and three months ended June 30, 2004.

Items 2, 3, and 5 have been omitted from disclosure, as these items are not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:	/s/ Bernard A. Wagner
Bernard A. Wagner, Senior Vice President and
Chief Financial Officer

Dated: November 15, 2004