Form 10-K
period 2004-12-31
CORRECTIONAL SERVICES CORP
filed 2005-03-31
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

None

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

At June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,538,000.

At March 15, 2005, there were 10,166,940 outstanding shares of the Common Stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s Proxy Statement for its 2005 Annual Meeting of

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

PART I

Item 1. Business

General Development of Business

Correctional Services Corporation (hereinafter referred to “CSC”) was incorporated under the laws of the State of Delaware on October 28, 1993 to acquire all of the outstanding capital stock of a number of affiliated corporations engaged in the operation of correctional and detention facilities. In 1999, CSC acquired Youth Services International (hereinafter referred to as “YSI”), a leading national provider of private educational, developmental and rehabilitative programs for at risk, delinquent and adjudicated juveniles, through a merger accounted for as a pooling of interests. On September 22, 2004, the Company acquired a variable interest in a variable interest entity, South Texas Detention Complex Local Development Corporation (hereinafter referred to as the “South Texas Development Corporation”), in connection with the financing of the construction of the South Texas Detention Complex (which is described in greater detail below). Pursuant to FIN 46 (revised), the accounts of the South Texas Development Corporation have been consolidated with the accounts of CSC, YSI and their respective wholly owned subsidiaries. CSC, YSI and the South Texas Development Corporation, together with the other wholly-owned subsidiaries of CSC and YSI, are referred to hereinafter collectively as the “Company.”

The Company is a leading developer and operator of correctional and detention facilities for adult offenders and one of the largest and most comprehensive providers of educational, developmental and rehabilitative programs for at risk, delinquent and adjudicated juveniles. As of year end, the Company operated and managed 14 residential facilities for adult offenders in 6 states having a capacity to house approximately 5,500 offenders, operated and managed 17 residential facilities in 7 states for at risk, delinquent and adjudicated juveniles having a capacity to provide services for approximately 1,300 juveniles, and provided aftercare services for approximately 500 juveniles in the juvenile justice system of the State of Georgia. (As explained below, the Company’s contract for the provision of aftercare services in the State of Georgia will terminate effective as of March 31, 2005.)

The Company is also a leading provider of design and construction services for juvenile and adult correctional facilities, including project consulting, design, development and construction of new correctional and detention facilities and the redesign and renovation of existing facilities. These services usually are provided in conjunction with an agreement for the Company to operate the facility upon completion of the construction or renovation.

The following are highlights of the material developments in the Company’s business during calendar year 2004:

Northwest Regional Detention Center Opened in April:

In April 2004, the Company completed the construction of and opened a new 890-bed regional detention center located in Tacoma, Washington, known as the “Northwest Regional Detention Center,” which currently houses approximately 500 detainees in the custody of the United States Department of Homeland Security, Bureau of Immigration and Customs Enforcement, Office of Detention and Removal (which assumed the responsibilities of the former United States Immigration and Naturalization Service in connection with the formation of the Department of Homeland Security) (hereinafter referred to as “ICE”). The Company developed and constructed the Northwest Regional Detention Center in furtherance of a contract awarded by ICE to the Company in 2003 under which the Company has undertaken to house up to 500 detainees awaiting deportation in the Northwest Regional Detention Center.

The Company secured financing for the construction of the Northwest Regional Detention Center on June 30, 2003 through a financing transaction in which the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, issued revenue bonds to finance the project, and subsequently loaned the proceeds of the bond issuance to a newly formed limited liability company, CSC of Tacoma LLC, for the purposes of constructing the Northwest Regional Detention Center. In connection with this financing, the Company formed a limited liability company, known as “CSC of Tacoma, LLC,” for the sole purpose of owning the real property on which this facility was constructed. This LLC owns this real property, as well as all of the improvements constructed thereon, and leases the same to the Company pursuant to long-term lease arrangement. Although the Company is the sole member of CSC of Tacoma, LLC, the LLC is managed by an independent group of managers and the Company has limited rights with respect to the business and operations of the LLC. However, in accordance with generally accepted accounting principles, the assets and liabilities and results of operations of CSC of Tacoma LLC are consolidated with the assets and liabilities and results of operations of the Company. The bonds issued by WEDFA to finance the project and the loan from WEDFA to CSC of Tacoma, LLC are non-recourse to the Company.

South Texas Detention Complex Under Construction:

On January 26, 2004, ICE awarded the Company another contract to provide housing for up to 1,020 detainees in a facility to be located in Frio County, Texas (“Frio County”). In furtherance of that contract, the Company entered into an agreement with Frio County, whereby Frio County created the South Texas Development Corporation, a non-profit, local development corporation pursuant to Chapter 431 Texas Transportation Code. On September 22, 2004, this corporation issued $49.5 million of taxable revenue bonds, net of a $88,000 discount, to finance the construction of a new 1,020-bed regional detention center located in Pearsall, Frio County, Texas, to be known as the “South Texas Detention Complex” (the “South Texas Detention Complex”). The bonds are non-recourse to the Company. The Company is currently developing the South Texas Detention Complex for the South Texas Development Corporation. The South Texas Development Corporation, as the owner of the South Texas Detention Complex, simultaneously entered into an operating agreement with the Company, giving the Company the sole and exclusive right to use, occupy, operate and manage the South Texas Detention Complex for a period of 20 years after its completion. The South Texas Development Corporation also granted the Company an option to purchase the South Texas Detention Complex at any time for a purchase price equivalent to the amount necessary, if any, to repay the principal and interest on any outstanding bonds or for $1.00 upon the bonds being paid in full. The Company is currently in the final stages of construction of this project, and anticipates completing construction and to begin accepting detainees into this facility on or about May 1, 2005.

New Management Contracts:

During 2004, the Company also entered into contracts and began operations at the following facilities:

1)	Bill Clayton Detention Center, located in Littlefield, Texas, a facility capable of housing up to 214 minimum and medium security adult offenders, which is currently fully utilized by the Wyoming Department of Corrections;

2)	Crisp County Youth Development Center, a 64-bed residential facility for juveniles located in Cordele, Georgia, which the Company manages for the Georgia Department of Juvenile Justice;

3)	Lufkin Detention Center, a 300-bed residential facility for adult offenders located in Lufkin, Texas;

4)	Marion Youth Development Center, a 96-bed residential facility for male juveniles located in Ocala, Florida, which the Company manages for the Florida Department of Juvenile Justice;

5)	Sawmill Academy for Girls, a 27-bed residential facility for female juveniles located in Tallahassee, Florida, which the Company manages for the Florida Department of Juvenile Justice;

6)	Thompson Juvenile Residential Facility, a 112-bed residential facility for male juveniles, located in Pembroke Pines, Florida, which the Company manages for the Florida Department of Juvenile Justice; and

7)	Tri-County Jail and Detention Jail Facility, a 226-bed facility for adult offenders located in Ullin, Illinois, which the Company manages for Pulaski County, Illinois, which is currently utilized by the United States Marshals’ Service, the United States Bureau of Immigration and Customs Enforcement and surrounding counties.

Expired or Terminated Management Contracts:

During 2004, the Company terminated its management contract for the Lufkin Detention Center, following a determination by management of the Company that the anticipated utilization and daily occupancy of the facility would be insufficient in the foreseeable future to make the operation of the facility viable financially.

Additionally, during 2004, the Company’s management agreements for The Charles H. Hickey, Jr. School (hereafter referred to as “CHHJS”) in Baltimore, Maryland and the Dallas Youth Academy in Dallas, Texas expired by their terms. The Company elected not to participate in the re-bid for the operation and management of CHHJS in light of a determination by management that the facility could not be operated profitably under the terms outlined in the request for proposals for that facility. The State of Maryland subsequently withdrew its request for proposals with respect to CHHJS and currently operates CHHJS directly. Dallas County, Texas closed the Dallas Youth Academy program after the Company’s contract expired.

Discontinued Operations:

In 2004, the Company discontinued its operation and management of the Hemphill County Juvenile Facility in Canadian, Texas, following a decision by the Texas Youth Commission (hereinafter referred to as “TYC”), the primary user of that facility, to transfer substantially all of the juveniles housed by TYC in privately operated facilities to TYC-owned and operated facilities. The Company also discontinued operations at the Tarkio Academy in Tarkio, Missouri effective as of October 31, 2004 due to continuing financial losses at that facility. The results of operations from the Hemphill County Juvenile Facility and the Tarkio Academy are reflected in the accompanying financial statements as “discontinued operations,” together with the results of operations from other facilities and programs previously classified as discontinued operations.

Other Developments:

Settlement Pending in Elizabeth Class Action Lawsuit:

On February 17, 2005, the United States District Court for the District of New Jersey gave preliminary approval to the terms of a settlement negotiated by the Company’s liability insurance carrier and the counsel for the plaintiffs in the class action lawsuit that has been pending against the Company since March, 1996. The suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and punitive damages on a variety of legal theories. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action on behalf of themselves and all other persons who were detained in the Elizabeth INS Detention Center while the Company operated it. As noted above, on February 17, 2005, the District Court approved the terms of a settlement in this case that was negotiated by the Company’s liability insurance carrier and the plaintiffs’ case in order to resolve this case. The Company has no obligation to contribute to this settlement, which will be funded in full by the Company’s liability insurance carrier. The Company’s defense counsel and the plaintiffs’ counsel are currently preparing the settlement documentation. The Company expects that the settlement documentation will be completed and that the Court will formally approve the settlement in the near future.

Contract for Georgia Aftercare Services to Terminate on March 31, 2005:

Additionally, on or about March 3, 2005, the State of Georgia, Department of Juvenile Services notified the Company that it would be terminating the Company’s contract for the provision of aftercare services for approximately 500 juveniles in the State of Georgia effective as of March 31, 2005 due to a lack of appropriations necessary for the continuation of these services. Accordingly, the Company’s contract for these services with the State of Georgia will terminate on March 31, 2005.

Description of the Company’s Business:

The Company is a leading developer and operator of correctional and detention facilities for adult offenders and one of the largest and most comprehensive providers of educational, developmental and rehabilitative programs for at risk, delinquent and adjudicated juveniles.

Operational Divisions

The Company operates a wide range of correctional, educational, developmental and rehabilitative facilities and programs targeted toward solving the specialized needs of governmental agencies, and has organized its operations into two divisions: Adult/Community Corrections and Juvenile.

Adult/Community Corrections:

The Company’s Adult/Community Corrections Division primarily operates secure, residential correctional and detention facilities that house and service, among other populations:

•	substance abuse offenders;

•	parole violators;

•	pre-trial detainees;

•	aliens pending deportation;

•	federal detainees and inmates awaiting permanent commitments or court appearances;

•	sex offenders; and

•	inmates transitioning from incarceration to community living.

In its secure adult facilities, the Company not only provides adult inmates with housing but also with other basic services, including health care and food service. The Division also provides transportation services for governmental agencies and remote post security and supervision for inmates and detainees making court appearances or who require hospitalization or off-site medical care. In addition, the Company provides a variety of rehabilitative and educational services in its facilities, including substance abuse counseling, community service and recreational programs for adult inmates where appropriate.

The Company’s three Community Corrections facilities are non-secure residential facilities for adult male and female offenders transitioning from institutional to independent living. Qualified offenders may spend the last three to six months of their sentence in a community corrections program. These programs assist the offender in the reunification process with family and the community. Independent research has indicated that successful reunification can play a key role in recidivism reduction, which is the primary goal of any corrections operation. To that end, the Company provides life skills training, case management, home confinement supervision and family reunification programs from these facilities. The Company believes that community corrections facilities help reduce recidivism, resulting in prison beds being available for more violent offenders and, in appropriate cases, represent cost-effective alternatives to prisons for many jurisdictions.

At year-end 2004, the Adult/Community Corrections Division operated 14 correctional and detention facilities in six states, containing approximately 5,500 beds.

During the year 2004, revenues from the Adult/Community Corrections programs comprised 59.7% of the Company’s consolidated revenue, and 92.2% of the consolidated contribution margin. During the year 2004, 31.1% and 20.1% of the Company’s consolidated revenues in its Adult/Community Corrections division were earned from various agencies of the United States Government and the State of Arizona, respectively.

Juvenile Division:

The Company’s Juvenile Division operates largely under the “YSI” brand name and primarily operates secure and non-secure facilities for low, medium, and high risk youths in highly structured programs, including wilderness programs, secure education and training centers, academy programs, high impact programs servicing lower level or first time offenders, and detention facilities. In addition, the Juvenile Division also provides non-residential aftercare programs for juveniles who have completed residential programs throughout the Company’s system.

The Company’s juvenile facilities provides educational, rehabilitative and development services for juveniles using the “YSI Continuum of Care,” a proprietary rehabilitative system that strives to reduce the recidivism rate of program participants and hopefully help to prevent adult incarceration. Specific “YSI Continuum of Care” programs and services for juveniles include:

•	The Discovery Network, addressing education, prevention, and intervention for delinquent sexual misconduct;

•	The Choices Network, focusing on education, prevention and intervention surrounding substance abuse and sales;

•	The Bridges Program, dealing with trust and emotional stability issues for youth experiencing continued out-of-home placements due to temporary or permanent severing of parental custody;

•	The Futures Network, teaching specialized coping skills and intervention services to pre-adolescent delinquent youth;

•	The Athena Program, addressing gender identity development, sex role stereotyping, surviving sexual abuse, and juvenile prostitution among high-risk delinquent girls;

•	The Florian Program, providing specialized education, intervention and prevention services for pre-adolescent fire setter and arson actions of emotionally disturbed delinquent youth; and

•	Youthful Offender Programs, which are designed specifically for young adults aged 18-25, who are under the continuing jurisdiction of juvenile courts.

The Company’s innovative programs address the root causes and issues behind adult and juvenile anti-social behavior. The Company believes its programs, by instilling the qualities of self-respect, respect for others and their property, personal responsibility, and family values, can help change the thinking and behavior of program participants. The Company’s juvenile programs are comprised of four major components: education, vocational training, socialization, and recreation. Behavioral management principles intended to dramatically change the thinking and behavior of program participants are consistently applied throughout each segment of programming to teach participants basic life skills, while reinforcing the principle that success begins with appropriate, acceptable behavior.

At year-end 2004, the Juvenile Division operated 17 facilities in seven states approximating 1,300 beds, exclusive of aftercare. During the year 2004, revenues from the Juvenile Division comprised 40.3% of the Company’s consolidated revenues, and 7.8% of the consolidated contribution margin. During the year 2004, 8.5% and 7.3% of the Company’s consolidated revenues were earned from the Florida and Georgia Departments of Juvenile Justice, respectively. Included in the 7.3% of revenue attributed to Georgia Department of Juvenile Justice is 1.0% associated with the Dublin Aftercare program, which will be closing at the end of the first quarter of 2005.

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

Contract Award Process

Most governmental procurement and purchasing activities are controlled by procurement regulations that take the form of a Request for Proposal (“RFP”), and to date most of the Company’s new business has resulted from responding to these requests. Interested parties submit proposals in response to an RFP within a time period of usually 15 to 120 days from the time that the RFP is issued. A typical RFP requires a bidder to provide detailed information, including the services to be provided by the bidder, the bidder’s experience and qualifications, and the price at which the bidder is willing to provide the services. From time to time, the Company engages independent consultants to assist in responding to the RFP’s. Approximately six to eighteen months is generally required from the issuance of an RFP to the contract award.

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

Market

The Company believes there is a growing acceptance of privatization of governmental services. Correctional and detention functions traditionally performed by federal, state and local governments have faced continuing pressure to control costs and reduce the number of governmental employees. Since incarceration costs generally grow faster than many other parts of budget items, in an attempt to address these budgetary pressures, governmental agencies responsible for correctional and detention facilities are privatizing facilities. As of year-end 2003 (the most recent available data), privately operated adult prison facilities held 95,522 prisoners, up 1.7% from 2002. This accounted for 6.5% of all Federal and State adult inmates as of year-end 2003 and 2002.

An estimated 2.1 million adult inmates are held in Federal and State prisons, and local jails as of December 31, 2003. On December 31, 2003, State adult prisons were operating between full capacity and 16% above capacity, while Federal adult prisons were operating at 39% above capacity.

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

Competition

The Company competes on the basis of cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel and its ability to design, finance and construct new facilities. Some of the Company’s competitors have greater resources than the Company. The Company also competes in some markets with local companies that may have a better understanding of local conditions and a better ability to gain political and public acceptance. In addition, the Company’s Community Corrections and Juvenile operations compete with governmental and not-for-profit entities. The Company’s main competitors in the adult division include but are not limited to Corrections Corporation of America, the Geo Group (formerly Wackenhut Corrections Corporation), and Cornell Corrections. The Company’s primary competitors in the Juvenile Division are Premier Behavioral Solutions (formerly Ramsay Youth Services), Securicor, and Sunshine Youth Services.

Facilities

The Company operates adult and juvenile pre-adjudication and post-adjudication secure and non-secure correctional and detention facilities, and non-secure adult community corrections facilities for federal, state, and local correctional agencies. Pre-adjudication secure detention facilities provide secure residential detention for individuals awaiting trial and/or the outcome of judicial proceedings, and for aliens awaiting deportation or the disposition of deportation hearings. Post-adjudication secure facilities provide secure incarceration for individuals who have been found guilty of a crime by a court of law. The Company operates six types of post-adjudication facilities: 1) secure prisons (adult); 2) intermediate sanction facilities (adult); 3) high impact programs (juvenile); 4) academies (juvenile); 5) secure treatment and training facilities (adult and juvenile); and 6) sexually delinquent juvenile programs (juvenile).

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

The following information is provided with respect to the facilities that the Company operated as of March 15, 2005:

Adult Division

Facility Name, Location and Year Operations Commenced	Design Capacity Beds(1)	Type of Facility	Contracting Governmental Agency	Owned, Leased, or Managed(2)
Arizona State Prison, Florence West Florence, Arizona (1997)	750	Prison	State	Leased

Arizona State Prison, Phoenix West Phoenix, Arizona (1996)	450	Prison	State	Leased (3)

Bill Clayton Detention Center Littlefield, Texas (2004)	214	Long Term Detention	State	Managed

Bronx Community Corrections Center Bronx, New York (1996)	111	Residential Community Correctional Facility	Federal Bureau of Prisons	Leased

Brooklyn Community Correctional Center Brooklyn, New York (1989)	164	Residential Community Correctional Facility	Federal Bureau of Prisons	Leased

Dickens County Correctional Center Spur, Texas (1998)	489	Jail/Long Term Detention	Federal/County	Managed

Fort Worth Community Corrections Center Fort Worth, Texas (1994)	200	Residential Correctional Facility	State	Leased

Frio County Jail Pearsall, Texas (1997)	391	Jail/Long Term Detention	County/State/Federal	Part-Leased/ Part-Owned

Grenada County Jail Grenada, Mississippi (1998)	160	Jail	County	Managed

Jefferson County Downtown Jail Beaumont, Texas (1998)	500	Jail/Long Term Detention	County/Federal	Managed

Newton County Correctional Facility Newton, Texas (1998)	872	Prison/Jail/Long Term Detention	County/Multi State/Federal	Managed

Northwest Detention Center Tacoma, Washington (2004)	890	Secure Detention Facility	Bureau of Immigration and Customs Enforcement	Owned

South Texas Intermediate Sanction Facility Houston, Texas (1993)	450	Secure Intermediate Sanction Facility	State	Managed

Tri-County Jail and Detention Jail Facility ULLIN, Illinois (2004)	226	Jail/Long Term Detention	County/Federal	Managed

(1)	Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.

(2)	A managed facility is a facility for which the Company provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, the Company has no property interest in the facility.
(3)	See Part I, Item 2, “Properties” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the sale of this facility by the Company.

Juvenile Division

Facility Name, Location and Year Operations Commenced	Design Capacity Beds(1)	Type of Facility	Contracting Governmental Agency	Owned, Leased, or Managed(2)
Blackwater STOP Camp Milton, Florida (2003)	18	Non Secure Treatment Facility	State	Managed

Chamberlain Academy Chamberlain, South Dakota (1993)	78	Non Secure Academy Facility	Multi-State/ Federal	Owned

Colorado County Juvenile Facility Eagle Lake, Texas (1998)	156	Secure Residential Facility	State/County	Managed

Crisp County Youth Development Center Cordele, Georgia (2004)	64	Secure Treatment Facility	State	Managed

Dallas County Secure Post Adjudication Facility Dallas, Texas (1998)	96	Secure Treatment Facility	County	Managed

Elmore Academy Elmore, Minnesota (1998)	126	Non Secure Academy Facility	Multi-State	Owned

Forest Ridge Youth Services Wallingford, Iowa (1993)	140	Non Secure Female Academy Facility	Multi-State	Owned

Hillsborough Academy Tampa, Florida (1997)	25	Secure Sexual Offender Facility	State	Managed

JoAnn Bridges Academy Greenville, Florida (1998)	30	Secure Female Academy Facility	State	Managed

Marion Youth Development Center Ocala, Fla (2004)	96	Secure Treatment Facility	State	Managed

Okaloosa County Juvenile Residential Facility Okaloosa, Florida (1998)	65	Secure Treatment Facility	State	Managed

Paulding Regional Youth Detention Center Dallas, Georgia (1999)	100	Secure Detention Facility	State	Managed

Reflections Treatment Agency Knoxville, Tennessee (1992)	52	Secure Sexual Offender Facility	State	Leased

Santa Rosa Youth Development Center Santa Rosa, Florida (2003)	25	Secure Treatment Facility	State	Managed

Sawmill Academy for Girls Tallahassee, Florida (2004)	27	Secure Treatment Facility	State	Managed

Springfield Academy Springfield, South Dakota (1993)	84	Non Secure Academy Facility	State/Federal	Owned

Thompson Academy Pembroke, Florida (2004)	112	Secure Treatment Facility	State	Leased

(1)	Design capacity is based on the physical space available presently, or licensure for offender or residential beds in compliance with relevant regulations and contract requirements. In certain cases, the management contract for a facility provides for a lower number of beds.
(2)	A managed facility is a facility for which the Company provides management services pursuant to a management contract with the applicable governmental agency but, unlike a leased or owned facility, the Company has no property interest in the facility.

Facility Management Contracts

The Company is primarily compensated on the basis of the population in each of its facilities on a fixed rate per inmate per day; however, some contracts have a minimum revenue guarantee, or the Company may also be paid a lesser per diem paid for unoccupied beds. Additionally, some facilities are compensated on a per diem basis, in addition to the normal per diem, for treatment provided to residents with behavioral and/or mental health diagnoses, as well as resident requiring substance abuse counseling. Invoices are generally sent on a monthly basis detailing the population for the prior month. Occupancy rates for facilities tend to be low when initially opened or when expansions are initially available. However, after a facility passes the start-up period, typically three months, the occupancy rate tends to stabilize.

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

Facility Design and Construction

In addition to its facility management services, the Company also consults with various governmental entities to design and construct new correctional and detention facilities and renovate older facilities to provide enhanced services to the population. Pursuant to the Company’s design, construction and management contracts, it is responsible for overall project development and completion. Typically, the Company develops the conceptual design for a project, then hires architects, engineers and construction companies to complete the development. When designing a particular facility, the Company utilizes, with appropriate modifications, prototype designs the Company has used in developing other projects. Management of the Company believes that the use of such prototype designs allows it to reduce cost overruns and construction delays. The Company designed and built the 890-bed Northwest Regional Detention Center in Tacoma, Washington facility, which opened in April 2004. This facility was built within the time frame planned and under budget. The Company also is in the construction phase of the 1,020-bed South Texas Detention Complex that is expected to open late in the second quarter of 2005.

Employees

At December 31, 2004, the Company had approximately 2,200 employees, consisting of corporate and facility employees. Each of the Company’s facilities is led by an experienced facility administrator, warden, or executive director. Other facility personnel include administrative, security, medical, food service, counseling, classification, and educational and vocational training personnel. The Company conducts background screening checks and drug testing on potential facility employees. Some of the services rendered at certain facilities, such as medical services, education or food service, are provided by third-party contractors.

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

Furthermore, the Company reimburses employees for specialized training programs to ensure retention of licensure or certification as required by the appropriate professional standards.

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

Item 2. Properties

Leased Properties:

The Company leases office space for its corporate headquarters in Sarasota, Florida. The Company also leases the space for the following facilities: Reflections Treatment Agency, Frio County Jail, Brooklyn Community Correctional Center, Bronx Community Correctional Center, Thompson Academy, and Fort Worth Community Corrections Center.

In accordance with generally accepted accounting principles, the Company also reflects its management agreement for the Arizona State Prison-Florence West as a capitalized lease on its balance sheet. In 2002, the Company engaged in a transaction in which (a) The Industrial Development Authority of the County of Pinal, Arizona issued taxable revenue bonds in order to finance the purchase of this facility from the Company by an unrelated, not-for-profit entity; and (b) the Company sold and conveyed legal title to this facility to the not-for-profit entity for $10,000,000, subject to an option in favor of the State of Arizona to purchase the facility from the not-for-profit entity. In connection with this transaction, the Company simultaneously entered into a management agreement with the not-for-profit entity, under which the Company has the exclusive right to use and occupy the facility in order to provide services for the Arizona Department of Corrections. In accordance with generally accepted accounting principles, the Company recorded this transaction as a sale on its financial statements in 2002. However, although (a) this transaction was conducted at arm’s length between the Company and the not-for profit entity, (b) the Company does not own or hold legal title to the facility, and (c) the not-for-profit entity is under no obligation to convey the property back to the Company at any time under any circumstance, generally accepted accounting principles further required that the Company reflect its management agreement for the facility as a capitalized lease obligation. Accordingly, this asset and the related capitalized lease obligations are reflected as such on the Company’s financial statements.

Owned Properties:

The Company owns its facilities located in Chamberlain, South Dakota; Springfield, South Dakota; Elmore, Minnesota; and Forest Ridge, Iowa, and an undeveloped expansion parcel adjacent to the Frio County Jail.

In addition, in connection with the financing of the construction of the Northwest Regional Detention Center in Tacoma, Washington, the Company formed a limited liability company, known as “CSC of Tacoma, LLC,” for the sole purpose of owning the real property on which this facility was constructed. This LLC owns this real property as well as all of the improvements constructed thereon, and leases the same to the Company pursuant to long-term lease arrangement. Although the Company is the sole member of CSC of Tacoma, LLC, the LLC is managed by an independent group of managers and the Company has limited rights with respect to the business and operations of the LLC. However, under the consolidation principles utilized by the Company under generally accepted accounting principles, this real property and related liabilities are recorded on the financial statements of the Company.

In addition, in connection with the financing of the construction of the South Texas Detention Center, the Company entered into an agreement with Frio County, whereby Frio County created the South Texas Development Corporation, a non-profit, local development corporation pursuant to Chapter 431 Texas Transportation Code for the sole purpose of owning the real property on which this facility was constructed. The South Texas Development Corporation owns this real property as well as all of the improvements constructed thereon. As previously indicated above, pursuant to FIN 46 (revised), the Company has a variable interest in the South Texas Development Corporation and it has been consolidated with the accounts of the Company.

The Company also owns two parcels of real property, which were acquired by the Company in anticipation of future development projects, but were never developed, and are now being marketed for sale. These properties are located in Mangonia Park, Florida and Belle Glade, Florida, and are classified on the balance sheet under assets held for sale.

The Company also owns real property and improvements located in Newport News, Virginia from which the Company formerly operated its Genesis Treatment Agency program. This program terminated operations in October 2003. The property is currently being marketed for sale, and is classified on the balance sheet under assets held for sale.

Additionally, the Company’s balance sheet reflects that the Arizona State Prison – Phoenix West as an asset of the Company, despite the fact that, in 2002, the Company sold this facility to an unrelated, not-for-profit entity. During the year ended December 31, 2002, the Company sold this facility to a not-for-profit entity, subject to an option in favor of the State of Arizona to purchase the facility from the not-for-profit entity, and received proceeds of approximately $8.5 million, which was used to reduce existing bank debt. The not-for-profit entity used proceeds from contract revenue bonds issued through the Industrial Development Authority of Maricopa County to purchase the facility from the Company. In connection with this transaction, the Company simultaneously entered into a management agreement with the not-for-profit entity, under which the Company has the exclusive right to use and occupy the facility in order to provide services for the Arizona Department of Corrections. In addition, the Company was required to post a letter of credit in this transaction in order to ensure that, if the State exercises its option to purchase the facility from the not-for-profit entity, the not-for-profit entity and the Industrial Development Authority will have sufficient funds available to them in order to pay off the outstanding balance of the revenue bonds. Accordingly, in light of the continuing financial interest of the Company in this facility, the Company was unable to record this transaction as a sale on its financial statements in accordance with generally accepted accounting principles. Legal title to the property is held by the not-for-profit entity. The ownership of the facility will eventually be passed to the State of Arizona over the passage of time, or when the State of Arizona exercises its option to purchase the facility. The Company’s non-recourse liability with respect to the debt service payments is $7.8 million as of December 31, 2003, and matures in 2022, or upon the State of Arizona’s exercise of its option to purchase the facility. On either of those occurrences a sale shall be deemed to have occurred, and the Company will recognize a $1.9 million gain.

Item 3. Legal Proceedings

Settlement Pending in Class Action Suit

As noted above in Item 1, on February 17, 2005, the United States District Court for the District of New Jersey approved preliminarily the terms of a settlement negotiated by the Company’s liability insurance carrier and the plaintiffs’ counsel with respect to the following matter:

Brown, Samson, et al., v. Esmor Correctional Services, Inc., Esmor, Inc., Esmor New York State Correctional Facilities, Inc., Esmor Management, Inc., Esmor Manhattan, Inc, Esmor Brooklyn, Inc., Esmor New Jersey, Inc., James Slattery and Aaron Speisman, Superior Court of the State of New York, No. 8654/96; removed to US District Court for the Southern District of New York; transferred to the US District Court for the District of New Jersey

This suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and punitive damages on a variety of legal theories. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action on behalf of themselves and all other persons who were detained in the Elizabeth INS Detention Center while the Company operated it.

On February 17, 2005, the District Court approved a settlement negotiated by the Company’s liability insurance carrier and the plaintiffs’ counsel whereby the Company’s liability insurance carrier would deposit a lump sum of $2.5 million in escrow to be administered and distributed by the plaintiffs’ counsel to class participants in accordance with a payment formula currently being developed for presentation to the Court. The Company has no obligation to contribute to this settlement, which will be funded in full by the Company’s liability insurance carrier. The Company’s defense counsel and the plaintiffs’ counsel are currently preparing the settlement documentation. The Company expects that the settlement documentation will be completed and that the Court will formally approve the settlement in the near future.

Other Legal Proceedings:

The nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected to be asserted against the Company based upon the Company’s past experience and an assessment of the risks of the Company’s business, including worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits.

The Company believes, based upon the Company’s past experience, that, except as noted below, the insurance coverage maintained by the Company for the claims and suits currently pending against the Company or which reasonably can be expected to be asserted against the Company, should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, the dollar amount of certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and, therefore, if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company may not be sufficient to satisfy those claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, if all, or a substantial number of, the claims and suits currently pending against the Company are resolved unfavorably to the Company, the insurance coverage available to the Company may not be sufficient to satisfy all such claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Notwithstanding the foregoing, however, the Company currently believes that no material adverse effect on its financial condition, liquidity or results of operations will result from the outcome of any of the claims and suits currently pending against the Company.

Notwithstanding the foregoing, the Company has determined that the following matters should be deemed material to the Company under applicable SEC rules and regulations, because either: (a) the claims asserted against the Company in the following cases depart from those asserted in the normal course of the Company’s business; or (b) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company’s current assets on a consolidated basis as of December 31, 2004 and the Company does not maintain insurance coverage for the claims asserted in the case or does not maintain insurance coverage sufficient to cover the amounts sought from the Company in the case:

1.	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq. , in the 236 th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

In September, 2003, following a trial related to the death of a trainee in the boot camp program at the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. The Company has filed a notice of appeal in this case, notifying the trial court of its intention to appeal the judgment to the Second Court of Appeals of Texas. The Company had originally expected to file its initial brief in this appeal during the first half of 2004; however, due to delays attributable solely to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court, the Company was unable to prepare and file its initial brief for the appeal at that time. In addition, in November, 2004, the co-defendant in this case, Knyvette Reyes, who was employed by the Company as a nurse at the facility, filed a petition for personal bankruptcy, which placed an automatic stay on all further proceedings in this case. Accordingly, the Company has been unable to file its brief in support of its appeal. In light of this development, the Company is currently evaluating the options available to it in order to pursue its appeal notwithstanding the bankruptcy filing by the co-defendant. Accordingly, at this time, it is not possible to provide any estimate as to when this matter will be resolved and when the Second Court of Appeals will hear the Company’s appeal. Nevertheless, based upon the advice of defense counsel, the Company believes that there is substantial likelihood that, on appeal, the Company will obtain relief from the judgment entered against it by the trial court.

In the meantime, on or about December 28, 2003, the Company’s general liability insurance carrier posted with the trial court bonds in the aggregate amount of $25 million in order to secure the judgment pending the outcome of the Company’s appeal. (Although the judgment in this case exceeds $25 million, Texas law required that only $25 million in bonds be posted in this case in order to secure the judgment.) Consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The primary general and excess liability insurance policies of the Company in effect at the time of the trainee’s death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by the Company’s insurers on other claims covered by the applicable policies.) However, as previously announced by the Company, Northland Insurance Company, the Company’s primary general liability insurance carrier at the time of the death of the trainee, filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an explicit finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. In light of this ruling, the Company recently has filed a petition with the Court seeking a final judgment from the Court that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment. This petition is currently pending with the Court. The Company believes, based upon the advice of its counsel, that the Court will enter a final judgment in this case that hold that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company to the extent of their respective policy limits against the judgment in the underlying suit and to pay on behalf of the Company, in addition to its policy limits, all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment.

Nevertheless, because the amount of the judgment in this case exceeds the total amount of insurance available to the Company by approximately $2.5 million, the Company has an uninsured exposure in this case of approximately $2.5 million. However, based upon the advice of counsel, the Company at this time does not believe that the ultimate settlement or final judgment in this case will exceed the amount of the bonds posted to secure the judgment or that it is probable that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

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

At present, there is currently only one lawsuit pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

2.	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X , Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-Defendant Jennifer Burkley, a former employee of the Company. Plaintiff alleges that the alleged encounters with co-defendant Burkley were the cause of his current mental and psychological problems and seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The Company also has asserted that none of the alleged sexual encounters with co-defendant Burkley were the proximate cause of his mental and psychological problems. The State of Nevada has been dismissed from this case on governmental immunity grounds. The Company is not providing a defense to co-defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier.

At the conclusion of discovery in this case, the Company filed a motion to exclude the purported “expert” testimony proffered by the Plaintiff to support his claims that the Company’s or Burkley’s actions were the proximate cause of the Plaintiff’s alleged damages under the above-referenced theories of liability, and also filed a motion for summary judgment on all claims asserted in this case. On January 24, 2005, the District Court entered an order that granted the Company’s motion to exclude the purported expert’s testimony and an order that granted summary judgment to the Company on the civil rights, intentional infliction of emotional distress and negligence claims that had been asserted against the Company, but that denied the Company’s motion with respect to the assault and battery claims. Accordingly, the assault and battery claim is the only claim remaining in this case and defense counsel is preparing this claim for trial.

The basis of the Court’s decision to grant summary judgment to the Company on the civil rights, intentional infliction of emotional distress and negligence claims was that, in light of the exclusion of the proffered expert’s testimony, the Plaintiff did not develop sufficient facts to support his claims that the Company’s or Burkley’s actions or inaction were the proximate cause of the Plaintiff’s alleged damages under these theories. The Court did not address any of the Company’s other arguments for summary judgment on these claims in its decision to grant summary judgment, finding that the lack of evidence to support proximate causation was fatal to each of these causes of action, which obviated the need to address these alternative grounds. In the Company’s summary judgment motion on the assault and battery claim, the Company argued that the Plaintiff consented to each of the alleged sexual encounters with Burkley and that, in any event, Burkley was acting outside the course and scope of her employment in engaging in the alleged encounters with Plaintiff. The basis of the Court’s decision to deny the Company’s motion for summary judgment on the assault and battery claims was that, in light of the testimony developed during discovery, the Plaintiff is entitled to have a jury determine whether he actually consented to the sexual encounters with co-defendant Burkley and whether Burkley was acting within the scope of her employment when she engaged in the sexual encounters with Plaintiff.

Nevertheless, in light of the facts that (a) the assault and battery claim is the only claim remaining in this case; (b) the District Court’s recent order prohibits the Plaintiff from presenting at trial any expert testimony to support his claims that his current mental and psychological problems resulted from his encounters with Burkley; and (c) Plaintiff did not suffer any physical injuries as a result of the alleged encounters, the Company does not believe that is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation. However, as noted above, if, and to the extent that, the Company’s liability insurers make any payments to the plaintiff in this case for settlement or otherwise, the amount of any such payment will reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above.

3.	Jama, Hawa Abdi, et al. v. Esmor Correctional Services, Inc., et al., Case No. 973093 in the United States District Court for the District of New Jersey.

The Jama case was initiated in July 1997 by group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey. The suit asserts that the Company is liable for personal injuries and property damage allegedly caused by the negligent and intentional acts of the Company, certain of the current and former officers of the Company and a number of former employees of the Company who served as guards at the detention facility. The Complaint filed in this case asserts numerous legal theories. No monetary damages have been stated. The Plaintiffs in this case are represented by the Rutgers University Law School Constitutional Law Clinic. The Company believes that it has meritorious legal and factual defenses to the claims asserted by the plaintiffs in this case, and is vigorously pursuing its defense of those claims.

This case is currently in the latter stages of discovery. During the course of discovery, the trial court has dismissed and/or granted summary judgment to the Company on a number of the claims initially asserted by the plaintiffs in this case. Accordingly, at the present time, the Company’s defense counsel is preparing the remaining claims for trial. The Company also has filed an interlocutory appeal from the District Court asserting that the District Court erred in ruling that the nine (9) remaining plaintiffs properly opt-out of the Brown, Samson class action, discussed below. This appeal is currently pending before the Third Circuit Court of Appeals. (As discussed below, the District Court approved a settlement in the Brown, Samson class action on February 17, 2005.) In any event, the Company believes that it should have more than adequate insurance coverage available to it to cover any adverse outcome in this case. Therefore, at this time, the Company does not believe that it is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation.

4.	City of Tallulah v. Trans-American Development Assoc. and Correctional Services Corporation, 6th Judicial District Court Madison Parish, LA, Case No. 2001 000146.

In June, 2001, the City of Tallulah filed suit against Trans-American Development Assoc. & Correctional Services Corporation, alleging that either or both parties are obligated to continue to pay to the City an annual “management fee” of $150,000 related to the Tallulah Correctional Center for Youth, despite the fact that neither party is currently operating the facility. The Complaint filed by the City in this matter does not specify the amount of damages that the City is seeking, but, based on the theory outlined in the City’s complaint, the Company has estimated that the City likely will seek approximately $3,250,000 in this case. The Company believes that the City’s case against the Company is wholly without merit and is vigorously defending against this claim. However, in light of the fact that this matter is not covered by any form of insurance available to the Company, and given the inherent uncertainties associated with litigation, no assurance can be given that this litigation will be resolved favorably to the Company.

5.	Scianetti, Adorno, Womble and Johnson v. Correctional Services Corporation, Case. No. 01 CV 9170 in the United States District Court for the Southern District of New York.

This suit was served upon the Company in November, 2001 by four (4) female former residents of the LeMarquis Community Correctional Center that the Company formerly operated in New York, each of whom alleges that Miguel Corriera, who was formerly employed by the Company as a “prisoner advocate” at LeMarquis, sexually assaulted and battered them while they were housed at LeMarquis. Plaintiff Johnson further alleges that Mr. Corriera raped her while she was housed at LeMarquis. Each Plaintiff asserted causes of action for negligence against the Company. Each Plaintiff sought $50,000,000 in compensatory damages from the Company. In 2003, the Company’s general liability insurance carrier settled the claims of Plaintiffs Scianetti and Adorno for a total of $25,000, leaving only the claims of Plaintiffs Womble and Johnson remaining in the suit. The Company believes that it has meritorious defenses to the claims made by the remaining plaintiffs in this case and is vigorously pursuing its defenses to those claims. However, given the inherent uncertainties associated with litigation and the fact that the damages sought by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company. A trial on the remaining Plaintiffs’ claims commenced on February 7, 2005, but, the next day, the trial judge had a family emergency and declared a mistrial. The Court recently reset this case for trial on April 11, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the stockholders during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the Nasdaq National Market under the trading symbol “CSCQ.” The following table sets forth, for the calendar quarters indicated, the high and low closing sale prices per share on the Nasdaq National Market, based on published financial sources (such quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions) .

	CSC Common Stock Sale Price ($)
	High	Low
2003
First Quarter	3.05	2.26
Second Quarter	2.95	2.40
Third Quarter	3.10	2.30
Fourth Quarter	2.93	2.08

2004
First Quarter	4.02	2.38
Second Quarter	3.62	2.40
Third Quarter	3.36	2.22
Fourth Quarter	3.09	2.17

On March 14, 2005, there were 219 holders of record and approximately 2,143 beneficial shareholders registered in nominee and street name. The Company paid no cash dividends during the years ended December 31, 2004 and 2003.

The following table sets forth securities authorized for issuance under equity compensation plans of the Company as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding stock option ($/share)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	624,334	$6.68	1,625,000
Equity compensation plans not approved by stockholders	—	—	—

The Company has not issued or sold any securities during the past three years that were not registered pursuant to the Securities Act of 1933, as amended, and has not issued or sold any securities registered thereunder during the past three years otherwise than pursuant to the exercise of options pursuant to the equity compensation plans of the Company. The proceeds of all securities sold by the Company pursuant to the exercise of such options were used by the Company for general working capital purposes.

Neither the Company nor any affiliated purchaser purchased any shares of the Company’s equity securities during 2004.

Item 6. Selected Financial Data

The information below is only a summary and should be read in conjunction with the Company’s historical financial statements and related notes (in thousands, except per share data).

	Year Ended December 31,
	2004	2003	2002	2001	2000
Revenues	$133,719	$126,531	$144,502	$157,061	$190,488

Operating expenses (1)	114,949	112,378	128,784	144,552	168,140
Startup costs	3,276	378	—	399	155
General and administrative (1)	8,452	9,211	9,117	12,832	13,666
Restructuring and Long-lived Asset Impairment	1,496	—	—	4,356	—
Loss contract costs	—	—	220	1,150	—
Other operating expenses (income)	618	(53)	(1,525)	1,312	(1,116)

Operating income (loss)	4,928	4,617	7,906	(7,540)	9,643
Interest expense, net (1)	4,644	2,203	2,326	2,182	3,154

Income (loss) from continuing operations before income taxes	284	2,414	5,580	(9,722)	6,489
Income tax provision (benefit)	381	1,208	1,086	(3,452)	2,535

Income (loss) from continuing operations	(97)	1,206	4,494	(6,270)	3,954
Income (loss) from discontinued operations	(3,151)	128	(2,131)	390	1,836

Net income (loss)	$(3,248)	$1,334	$2,363	$(5,880)	$5,790

Net income (loss) per share:
Basic	$(0.32)	$0.13	$0.23	$(0.58)	$0.51
Diluted	$(0.32)	$0.13	$0.23	$(0.58)	$0.51
Balance sheet data:
Working capital (deficit)	$11,686	$13,602	$17,171	$(7,855)	$18,831
Total assets	199,990	147,304	88,088	86,083	96,775
Long-term liabilities, net of current portion	120,957	75,974	20,258	314	16,338
Shareholders’ equity	48,113	51,348	50,008	47,645	53,738

(1)	Certain reclassifications have been made to prior year amounts to conform to the 2004 presentation including the effects of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is set forth below and in Note A to our financial statements included herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and the discussion of the Company’s significant accounting policies which is set forth below and in Note A to the financial statements.

Overview

During 2004, the Company’s contribution from operations, consisting of revenues less operating expenses and start up costs was $15.5 million. The Company incurred a loss from continuing operations in 2004 of $97,000 and a net loss $3.2 million or $(0.32) per diluted share in 2004, when losses for discontinued operations are included. During the year

2004, revenues from the Adult/Community Corrections programs comprised 59.7% of the Company’s consolidated revenue, and 92.2% of the consolidated contribution margin. During the year 2004, revenues from the Juvenile Division comprised 40.3% of the Company’s consolidated revenues, and 7.8% of the consolidated contribution margin.

Results of Operations

The following table sets forth the Company’s results of operations as a percentage of total revenues for the fiscal years indicated:

	Percentage of Total Revenues Years Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%

Facility expenses:
Operating	86.0%	88.8%	89.1%
Startup costs	2.4%	.3%	—

	88.4%	89.1%	89.1%

Contribution from operations	11.6%	10.9%	10.9%

Other operating expenses:
General and administrative	6.3%	7.3%	6.3%
Long-lived Asset Impairment	1.1%	—	—
Loss contract costs	—	—	0.2%
Loss (gain) on disposal of assets	0.5%	(0.0)%	(1.1)%

	7.9%	7.3%	5.4%

Operating income	3.7%	3.6%	5.5%
Interest expense, net	3.5%	1.7%	1.6%

Income from continuing operations before income taxes	0.2%	1.9%	3.9%
Income tax provision	0.3%	0.9%	0.8%

Income from continuing operations	(0.1)%	1.0%	3.1%
Income (loss) from discontinued operations, net of tax	(2.3)%	0.1%	(1.5)%

Net income (loss)	(2.4)%	1.1%	1.6%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue increased by $7.2 million or 5.7% for the year ended December 31, 2004 to $133.7 million compared to the same period in 2003. The increase in annual revenue from 2003 to 2004 was primarily due to:

•	an increase of $28.0 million from revenues generated by eight new programs (1,350 beds) where contracts were awarded during 2004; plus

•	an increase of $363,000 generated from changes in net occupancy levels and per diem rates at existing facilities; net of

•	the decrease of $21.1 million in revenue from 9 facilities and programs closed or discontinued in 2004 and 6 facilities closed or discontinued in 2003.

Operating expenses increased $2.6 million or 2.3% for the year ended December 31, 2004 to $114.9 million compared to the same period in 2003. However, as a percentage of revenues, operating expenses decreased to 86.0% for the twelve months ended December 31, 2004 from 88.8% for the twelve months ended December 31, 2003. The decrease in operating expense as a percentage of revenue is due in part to the discontinuation of operations by the Company in 2004 of certain unprofitable facilities and an increase in 2004 in the ratio of adult facilities operated by the Company, which traditionally operate at lower costs and higher margins than juvenile facilities. During 2004, the overall decrease in operating expense as a percentage of revenue was offset by increases in certain operating expenses, such as medical/dental services and business insurance.

Startup costs were $3.3 million for the twelve months ended December 31, 2004, related primarily to the startup of the eight new facilities that opened during 2004. This compares to $378,000 in start-up costs for 2003, which related to the openings of the Northwest Regional Detention Center and two new juvenile facilities that opened in the 2004. The Company incurs costs as it relates to the start up of new facilities. Such costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, but generally within the first three full months of operations. Also, to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy.

General and administrative expenses decreased to $8.5 million for the twelve months ended December 31, 2004, compared to $9.2 million for the twelve months ended December 31, 2003. As a percentage of revenues, general and administrative expenses decreased to 6.3% for the twelve months ended December 31, 2004 from 7.3% for the same period in 2003. The decrease in 2004 was primarily due to decreases in corporate payroll as a result of position elimination and vacancies.

During the fourth quarter of 2004, the Company determined that the carrying amount of the net assets identifiable with its Colorado County Juvenile Facility located in Eagle Lake, Texas was not recoverable and exceeded its fair value. Based on FASB 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company recognized an impairment of $1.5 million on these net assets.

During the twelve months ended December 31, 2004, the Company recorded a loss on the disposal of assets of $618,000 compared to a gain of $53,000 recorded during the same period 2003. The current period loss is related to the Company’s settlement of claims related to the operation of the facility in Bayamon, Puerto Rico, which the Company ceased to operate in January, 2003. During 2003, the Company initiated legal action against the Puerto Rican government to recover unpaid revenues and receive reimbursement for certain costs and to recover breach of contract damages. The Puerto Rican government initiated a counter suit seeking a similar amount for the cost of repairs that it alleged were necessary to restore the Bayamon facility. The Company had approximately $2.0 million in receivables and approximately $560,000 in deferred charges related to assets purchased by the Company for use at the facility as of December 31, 2003, pending resolution of the aforementioned lawsuit. During the year ended December 31, 2004, the Company settled its dispute with the government, whereby the Company received $2.0 million in settlement of all claims the Company had asserted against the government, and paid the Puerto Rican Government $600,000 in order to settle the claims asserted by the Government against the Company. The $600,000 amount was accrued as of December 31, 2003. As a result of this settlement, the Company wrote off $560,000 in deferred charges, which is included in the accompanying financial statements as loss on disposal of assets.

Interest expense, net of interest income, was $4.6 million for the twelve months ended December 31, 2004 compared to $2.2 million for the twelve months ended December 31, 2003, a net increase in interest expense of approximately $2.4 million. The Company’s interest expense for 2004 relates to interest paid by the Company with respect to borrowings under its working capital line of credit, interest deemed payable under the Company’s capitalized lease obligations with respect to the Arizona State Prison – Phoenix West, Arizona State Prison – Florence West and interest payable with respect to the financings of the Northwest Regional Detention Center and the South Texas Detention Complex.

During 2004, the Company capitalized interest of $803,000 and recognized $2.0 million in interest expense with respect to the note payable related to the construction of the Northwest Regional Detention Center. In connection with the financing of the Northwest Regional Detention Center, CSC of Tacoma LLC issued a note payable to WEDFA with respect to the proceeds of the bond issuance that were loaned by WEDFA to the LLC. Interest incurred on the note payable by CSC of Tacoma, LLC to WEDFA was capitalized with respect to qualified expenditures during the construction phase of that project and otherwise expensed as incurred. Construction of the Northwest Regional Detention Center was completed in April, 2004. Accordingly, since that time, interest incurred on the foregoing note payable has been expensed. Interest of $1.3 million related to the Northwest Regional Detention Center was capitalized during 2003.

In 2004, the Company capitalized $279,000 in interest related to qualified expenditures in connection with the construction of the South Texas Detention Complex and incurred an additional $334,000 in interest expense related to this project.

For the twelve months ended December 31, 2004, the Company recognized an income tax benefit of $1.6 million compared to an income tax provision of $1.3 million for the twelve months ended December 31, 2003. Of the 2004 amount, income taxes of $381,000 and $2.0 million were allocated to continuing operations and discontinued operations, respectively. In 2003, income taxes of $1.2 million and $82,000 were allocated to continuing operations and discontinued operations, respectively. During 2004 the tax provision exceeded income before taxes due principally to non-deductible items and the relatively low amount of income before income tax. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This effective rate is based on the federal and state statutory rates as adjusted by various non-deductible items, which caused the income tax from continuing operations to exceed the statutory rate.

In 2004, the Company recorded a loss from discontinued operations of $3.2 million, net of a $2.0 million tax benefit, compared to income from discontinued operations of $128,000, net of an $82,000 tax expense in 2003. The losses incurred by the Company in 2004 from discontinued operations arose from the closing of the Tarkio Academy in Missouri and the Hemphill County Juvenile Facility in Canadian, Texas in 2004, and continuing costs associated with the Keweenaw Academy facility in Michigan, and the Genesis Treatment Agency program in Newport News, Virginia, which were closed in prior periods. The Company recorded charges for the impairment of assets during the year ended December 31, 2004 related to the closing of the Tarkio Academy and Hemphill County Juvenile Facility, in the amount of $2.9 million, which are included in the loss from discontinued operations for 2004. Revenue included in discontinued operations amounted to $4.1 million and $13.7 million in 2004 and 2003, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue decreased by $18.0 million or 12.5% for the year ended December 31, 2003 to $126.5 million compared to the same period in 2002. The change was primarily due to:

•	a decrease of $25.1 million from the closure of eleven programs consisting of 942 beds in six facilities where contracts were terminated in 2003 and 498 beds in five facilities where contracts were terminated in 2002; and

•	an increase of $6.8 million generated from net occupancy level and per diem rate changes at existing facilities; and

•	an increase of $300,000 from revenues generated by two new programs (43 beds) where contracts were awarded during 2003.

Operating expenses decreased $16.4 million or 12.7% for the year ended December 31, 2003 to $112.4 million compared to the same period in 2002 primarily due to the closing of the eleven facilities mentioned above. This decrease was partially offset by legal costs of $1.6 million incurred during the year ended December 31, 2003. Approximately $1.1 million of costs are related primarily to certain outstanding legal matters from closed facilities. The Company’s legal reserve balance is approximately $1.7 million as of December 31, 2003.

As a percentage of revenues, operating expenses decreased to 88.8% for the twelve months ended December 31, 2003 from 89.1% for the twelve months ended December 31, 2002. The Company made significant improvements in cost control initiatives, such as payroll target initiatives and changes in the structure of the Company’s health benefit plan. Those improvements were partially offset by the increased cost of workers compensation insurance and general liability insurance and the increase in the Company’s legal settlement costs discussed above.

Start-up costs were $378,000 for the twelve months ended December 31, 2003 and were related to the openings of the Northwest Regional Detention Center in Tacoma, Washington and two new juvenile facilities that opened in 2004. These costs consisted primarily of payroll expenses associated with transitioning the operations of the Seattle, Washington ICE facility to the new Tacoma facility. There were no start up costs incurred during 2002.

General and administrative expenses increased to $9.2 million for the twelve months ended December 31, 2003, compared to $9.1 million for the twelve months ended December 31, 2002. As a percentage of revenues, general and administrative expenses increased to 7.3% for the twelve months ended December 31, 2003 from 6.3% for the same period in 2002. The increase in 2003 was primarily due to increases in directors and officers’ liability insurance costs, professional and consulting fees, corporate payroll, and workers’ compensation costs, compared to the same period in 2002.

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

Interest expense, net of interest income, was $2.2 million for the twelve months ended December 31, 2003 compared to $2.3 million for the twelve months ended December 31, 2002, a net decrease in interest expense of approximately $123,000. The Company incurred interest charges during 2003 primarily related to the 2002 sale of its Phoenix and Florence, Arizona facilities which, under applicable accounting principles, resulted in the recognition of a long-term liability and a capital lease obligation with higher imputed interest rates than the bank debt to which the Company was subject prior to the sale of those facilities, interest on the note payable, the amortization of deferred loan costs, borrowings under the Company’s line of credit, and interest on outstanding letters of credit. Interest incurred during the comparable period in 2002 was related primarily to borrowings under the Company’s line of credit, and the amortization of deferred loan costs. During the twelve months ended December 31, 2003, the Company capitalized interest of approximately $1.3 million related to the construction of its Tacoma, Washington facility. No interest was capitalized during the same period in 2002.

For the twelve months ended December 31, 2003, the Company recognized an income tax provision of $1.3 million compared to an income tax benefit of $277,000 for the twelve months ended December 31, 2002. Of the 2003 amount, $1.2 million and $82,000 were allocated to continuing operations and discontinued operations, respectively. Of the 2002 amount, $1.1 million expense and $1.4 million benefit were allocated to continuing operations and discontinued operations, respectively. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items, which caused the income tax from continuing operations to exceed the statutory rate for 2003. Income tax from continuing operations for 2002 was also affected by the Company recognizing a $1.4 million tax benefit principally attributable to a change in estimate of the recoverability of deferred tax assets associated with exiting Puerto Rico operations. The effective rate associated with discontinued operations is not affected by non-deductible items.

The Company recorded income from discontinued operations of $128,000, net of an $82,000 tax expense in 2003 compared to loss from discontinued operations of $2.1 million, net of a $1.4 million tax benefit, in 2002. These losses relate to its Keweenaw, Michigan; Newport News, Virginia; Tarkio Academy, Missouri; and Canadian, Texas facilities, which were closed due to low utilization. The Company recognized a $1.3 million loss on facility contracts for the year ended December 31, 2002 related to the Company’s Keweenaw, Michigan juvenile facility, which is included in the loss from discontinued operations for the year ended December 31, 2002, as a result of low utilization by the contracting agencies. However, the Company reached an agreement with its landlord to terminate the lease effective December 2003, at which time the Company began terminating facility contracts. The Company recorded a loss contract recovery credit of $896,000, representing a change in estimate of contract losses. No reserve remains at December 31, 2003. The Company recorded a charge for the impairment of assets during the year ended December 31, 2002, related to the Keweenaw, Michigan facility, in the amount of $1.9 million, which is included in the loss from discontinued operations for 2002. No impairment reserve was recorded related to the closure of the Newport News facility, as the Company believes the net book values of facility assets are recoverable. Revenue included in discontinued operations amounted to $13.7 million and $15.9 million in 2003 and 2002, respectively.

During the year ended December 31, 2002, the Company sold its Phoenix, Arizona facility to a not-for-profit entity and received proceeds of approximately $8.5 million, which was used to reduce existing bank debt. The not-for-profit entity used proceeds from contract revenue bonds issued through the Industrial Development Authority of Maricopa County to purchase the facility from the Company. Neither the Company nor the State of Arizona is obligated to repay the bonds. The bond payments are payable exclusively from the revenue generated by the facility’s operations, or from the disposition of the facility. However, due to certain guarantee obligations of the Company with respect to the purchase of the facility by the State from the not-for-profit entity, and applicable generally accepted accounting principles, the Company was not permitted to record the transaction as a sale for accounting purposes. Therefore, the assets and associated liabilities remain on the financial statements of the Company. Legal title to the property is held by the not-for-profit entity. The ownership of the Phoenix, Arizona facility will eventually be passed to the State of Arizona over the passage of time, or when the State of Arizona exercises its option to purchase the facility. The Company’s non-recourse liability with respect to the debt service payments is $7.8 million as of December 31, 2003, and matures in 2022, or upon the State of Arizona’s exercise of its option to purchase the facility. On either of those occurrences a sale shall be deemed to have occurred, and the Company will recognize a $1.9 million gain.

Liquidity and Capital Resources

Cash, Cash Equivalents and Working Capital

At December 31, 2004, the Company had $725,000 in cash, $10.9 million in current restricted cash and equivalents, and $11.7 million of working capital, as compared to December 31, 2003, when the Company had $3.8 million in cash, $4.5 million in current restricted cash and $13.6 million of working capital. The current restricted cash consists primarily of (a) the proceeds of the bonds issued by the South Texas Development Corporation to finance the construction of the South Texas Detention Complex, which are currently held in escrow for use in completing the construction of the facility and to fund certain reserve requirements under the indenture for the bonds, and (b) the debt service and other reserve funds established under the loan agreement between WEDFA and CSC of Tacoma, LLC related to the financing of the Northwest Regional Detention Center.

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

In October 2002, the Company entered into a financing agreement with General Electric Capital Corporation (hereinafter referred to as the “Credit Agreement”), which has been amended various times since inception. The Credit Agreement imposes various financial covenants on the Company, which, among other things, obligate the Company to maintain a minimum net worth, minimum monthly cash flow levels, minimum EBITDA levels, and establishes certain borrowing base criteria. The Company is in compliance with or has received waivers of compliance with all covenants as of December 31, 2004. Additionally, the Credit Agreement prohibits the payment of any dividends. In connection with the establishment of the Credit Agreement, the Company incurred $995,000 in loan fees, which are being amortized as interest expense over the term of the Credit Agreement. The Company’s borrowing base under the Credit Agreement is primarily a function of the balance of eligible accounts receivable held by the Company at any given time. The Credit Agreement is secured by all of the assets of the Company, except real property, and consists of a $19 million revolving line of credit which accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. The Company also incurs a monthly fee based on 0.5% of its unused line of credit, with an annual fee of $75,000. The line of credit is used primarily to fund the working capital requirements of the Company.

As of December 31, 2004, there was no outstanding balance under this revolving line of credit and the Company had approximately $7.0 million in borrowing availability thereunder, after taking into account outstanding letters of credit of $9.3 million, the principal amount of which are charged against the line of credit, and borrowing base limitations of $2.7 million.

The Credit Agreement matures on September 25, 2005. The Company expects to enter into a new long-term financing agreement under similar terms and conditions; however, there can be no assurances that the Company will be successful in obtaining this new agreement.

Sources and Uses of Cash During 2004

Net cash of $295,000 was provided by operating activities during the year ended December 31, 2004, as compared to $7.1 million provided by operations for the year ended December 31, 2003. The increase utilization of cash in 2004 was primarily attributable to the increased expenses associated with the startup of the eight new facilities and to the timing of receipts on accounts receivable.

Net cash of $42.3 million was provided by financing activities for the year ended December 31, 2004, as compared to $50.9 million provided by financing activities for the year ended December 31, 2003. During 2004, funds from financing activities were primarily provided by proceeds, net of issuance costs, from the bonds issued by the South Texas Development Corporation related to the construction of the South Texas Detention Complex. During the 2003 period, funds were borrowed under the Company’s line of credit and from WEDFA to provide capital necessary to cover the capital expenditures related to the Northwest Regional Detention Center.

As explained in Note I - Restricted cash equivalents, investments and notes payable in the accompanying financial statements, on September 22, 2004, the South Texas Development Corporation, a consolidated variable interest entity, issued $49.4 million of taxable revenue bonds, net of a $88,000 discount, to finance the construction of the South Texas Detention Complex. The proceeds of these bonds, net of the discount, were disbursed into escrow accounts held in trust as follows:

Issuance costs fund	$6,154
Project fund	35,406
Debt service and other reserves	7,825

$49,385

The amount deposited to the issuance costs funds, which are classified on the Company’s balance sheet as deferred loan costs, will be amortized using the effective interest method over the term of the bonds.

The proceeds of the bonds deposited in the project fund are being used to complete the construction of the South Texas Detention Complex. The total construction costs of the project are expected to be $39.3 million, including $3.9 million, which was funded by the Company in current and prior periods. The Company is required by the bond indenture to fund an additional $1.1 million when the facility is substantially complete, which is expected to be used to fund certain additional reserve funds established under the bond indenture. Amounts deposited in the project fund and in the debt service and other reserves from the proceeds of the bonds are reflected on the Company’s balance sheet as non-current restricted cash, equivalents and investments.

Construction of the South Texas Detention Complex is expected to be completed by May 2005. The bonds are secured by the facility and payments will be primarily from the revenues of the facility, which will be used to make the debt service payments on the bonds. The effective interest rate on the bonds, including the amortization of the discount and issuance costs, is approximately 6.8% and the bonds mature in February 2016.

Also included in non-current restricted cash equivalents and investments as of December 31, 2004 are funds held in trust related to the financing of the South Texas Regional Detention Complex as follows (in thousands):

Project fund	$20,287
Debt service and other reserves	7,332

$27,619

As described elsewhere herein, on June 30, 2003, CSC of Tacoma, LLC issued a $57.2 million note payable, net of a $175,000 discount, to WEDFA, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC, a wholly owned subsidiary of the Company. The bonds are non-recourse to CSC of Tacoma LLC and the Company. The proceeds of the note were disbursed into escrow accounts held in trust as follows (in thousands):

Issuance costs reserve	$6,268
Construction fund reserve	41,400
Debt service and other reserves	9,572

$57,240

The proceeds of the note deposited in the construction fund reserve were used to build the Northwest Regional Detention Center. The total construction costs of the project were approximately $42.9 million, including $8.0 million that was funded by the Company. Construction on the facility was complete in early 2004. The note is secured by the facility, and payments will be made exclusively from the revenues of the facility, which will be used to make the debt service payments on the bonds. The annual blended interest rate ranges between 3.3% and 4.1% during the term of the note. The effective rate of the note, net of the estimated interest earned on the debt service reserve fund and amortization of the note discount and loan issuance costs, is approximately 5.0%, and the note matures in October 2014.

Net cash of $45.7 million was used in investing activities during the year ending December 31, 2004, as compared to $58.6 million used in investing activities during the year ended December 31, 2003. During the 2004 period, the Company’s uses of cash for investing activities included $25.9 million used for the payment of construction costs related to the South Texas Detention Complex and the Northwest Regional Detention Center and capital improvements at other new facilities. Uses also included the capitalization of interest in the amount of $1.1 million, and $3.0 million for the purchase of property and equipment at existing facilities. Additional cash provided by the bond issuance related to the South Texas Detention Complex project was invested, and held as non-current restricted cash and will be used to fund construction costs of the project. In the comparable period for 2003, $59.5 million in cash was used to purchase the land and make payments for construction and design costs relating to the Northwest Regional Detention Center, to make investments of restricted cash and to purchase of property and equipment at existing facilities. The funds held in 2003 as long-term restricted cash were used for the construction costs of the Northwest Regional Detention Center.

Tabular Disclosure of Contractual Obligations

Registrant’s known contractual obligations as of December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt obligations	$115,383	$5,021	$14,858	$20,508	$74,996
Capital lease obligations*	11,098	606	1,272	849	8,371
Operating lease obligations	13,476	2,865	4,697	3,553	2,361

*	Amounts are net of imputed interest calculated at 7.9%.

Treasury Stock

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. No shares were repurchased in 2004, 2003 or 2002.

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

The Company extends credit to the government agencies with which it contracts and other parties in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. As of December 31, 2004 accounts in dispute with two agencies total approximately $2.5 million, of which no reserves have been recognized. While the Company expects to collect fully on these accounts, the ultimate outcome could vary from this estimate.

Asset Impairments

As of December 31, 2004, the Company had approximately $92.3 million in long-lived property and equipment, assets under capital leases, and construction in progress. Additionally, the Company has assets held for sale of approximately $6.7 million. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows or other measures of fair value, to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. During the year ended December 31, 2004, the Company recorded and included in discontinued operations impairment charges of $2.9 million associated with the assets of its discontinued Tarkio, Missouri and Canadian, Texas facilities. Included in continuing operations in 2004 is an impairment charge of $1.5 million associated with the assets of the Colorado County Juvenile Facility in Eagle Lake, Texas. No impairment of assets was recognized during 2003.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are carried at cost. Depreciation of buildings is computed using the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed using the straight-line method over a five-year period. Leasehold improvements are amortized over the life of the asset or the applicable lease term. Amortization of certain improvements to managed facilities may exceed the term of the management contract, including renewal options, based on management’s estimate of expected contract renewals. For tax purposes accelerated methods of depreciation are utilized. Repairs and maintenance costs are expensed as incurred.

Workers’ Compensation Insurance Reserves

The Company maintains insurance policies to indemnify the Company for excessive individual and aggregate workers’ compensation costs. However, these policies include large individual and aggregate deductibles for which the Company is liable. As a result of workers’ compensation risks inherent in our industry, we have incurred significant workers’ compensations costs. We estimate our total liability on an undiscounted basis as the total probable ultimate outcome that will be incurred by the Company and paid to, or on behalf of, the claimant over their life expectancy. We base this estimate upon the advice of our insurer/third party administrator and upon our review of claimant file information maintained by our insurer/third party administrator. While we estimate claims reserves based on their probable outcome, we have experienced changes in estimated claims during 2004 and 2003, resulting in workers’ compensation costs of approximately $1.2 million and $1.3 million that were not included in our estimated reserves prior to the beginning of those periods. As a result of these changes in estimate and increasing costs in general, we have instituted additional safety and back to work programs that we believe will reduce our ultimate costs incurred. As of December 31, 2004 and 2003, we recognized $2.8 million for both years of workers’ compensation claims liabilities for claims not yet paid. Under our insurance contracts currently in place, the maximum amount of incurred but unpaid claims for which we could be responsible amounts to $10.3 million as of December 31, 2004.

We use input from our insurance carriers, insurance brokers, and third party administrators to develop, monitor, and improve our insurance programs and assess our insurance coverage and costs, safety, incentive, and back to work type programs, and assist with our overall adequacy of the individual and aggregate claim reserves. In 2005, we anticipate that we would involve an independent actuary to further assist us in our ongoing assessment of the adequacy of our insurance coverage and review of our claim history for, among other things, trends, impacts of cost controlling measures, and the sufficiency of our insurance reserves. The results of the actuary’s review, among other things, could suggest that our reserves require further refinement, either an increase or a decrease, of the reserve amounts, which would be reflected in 2005’s results of operations as a change in estimate.

Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. The Company estimates that it will have sufficient taxable income during the next five years to fully utilize its net deferred tax assets. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This effective rate is based on the federal and state statutory rates as adjusted by various non-deductible items, which may cause the income tax from continuing operations to vary from the statutory rate. During 2004, the tax provision exceeded income before taxes due principally to non-deductible items and the relatively low amount of income before income tax.

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses at the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For 2004 and 2003, the Company did not recognize any loss contract costs. However, in December 2003 the Company recorded a loss contract recovery of $896,000, which represented an excess of reserve over actual costs, and is included in the loss from discontinued operations for 2003. No reserve remained at December 31, 2003.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has recorded the results of operations of components that have either been disposed of or are classified as held for sale under discontinued operations on the income statement. The Company defines components that have been disposed of as facilities not operating under a management agreement where the Company has unilaterally terminated its various contracts with sending agencies or has otherwise ceased operations. In these disposal situations, the Company typically has a significant facility investment or on-going lease obligations. In situations where management agreements with a principal agency are terminated in accordance with the contract provisions, whether or not subject to renewal or proposal and the Company has no significant facility investment or material exit costs, the results of operations of these facilities continue to be recorded in continuing operations. In the event that a termination of a management agreement involves material exit costs or where a significant asset is owned or leased, discontinued operations may be reported based on management’s assessment of the transaction. (See Note N – Discontinued Operations in the accompanying financial statements)

Commitments and Contingencies

As more fully discussed under “Legal Proceedings” in Item 3, the nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. Additionally, the Company is subject to audits of contracting agencies and other contingencies. Commitments and contingencies are evaluated and assessed individually to determine whether a liability has been incurred or whether disclosure is otherwise required.

The Company recognizes legal costs related to the defense or assertion of legal claims when the related services have been rendered. Legal costs that are associated with specific facility operations are recognized in facility operating expenses. Other legal costs are recognized in general and administrative expense.

During 2004, the Company expensed $1.0 million for estimated current and future legal settlements compared to $1.6 million accrued for during 2003. The legal settlement reserve balance is $1.5 million as of December 31, 2004 and December 31, 2003. Changes in estimates associated with the final resolution of these claims could significantly affect our results of operations in future periods. (See Note Q – Commitments and Contingencies in the accompanying financial statements)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces statement 123, Accounting for Stock-Based Compensation and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim reporting period that begins after June 15, 2005, and the Company plans on using the modified prospective method, effective July 1, 2005. The Company is currently evaluating the impact of Statement 123(R). An illustration of the impact on our net income and earning per share is presented in Note A - item 13 “Stock Based Compensation” of this section, assuming, the Company elects to account for its employee stock compensation plans using the fair value based method of accounting defined in SFAS No. 123, using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123(R).

In November 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” To qualify as a discontinued operation, paragraph 42 of Statement 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of Statement 144. EITF 03-13 is effective for all periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes November 30, 2004 (date that the consensus was ratified) may be reclassified to reflect the consensus. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

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

As is typical in our industry, our facility management contracts are short-term, generally ranging from one to three years, with renewal or extension options as well as termination for convenience clauses in favor of the contracting governmental agency. Many YSI contracts renew annually. Additionally, the Company received approximately 36.7% of its 2004 consolidated revenue from three agencies: Florida and Georgia Department of Juvenile Justice and Arizona Department of Corrections. Our facility management contracts may not be renewed or our customers may terminate such contracts in accordance with their right to do so. The non-renewal or termination of any of these contracts could materially adversely affect our financial condition, results of operations and liquidity, including our ability to secure new facility management contracts from others.

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

Certain new contracts awarded to the Company require that the Company construct a new facility to meet the needs of the contract. In the past, the Company has relied upon bank financing and arrangements with government entities to finance the construction of new facilities. However, the Company may be unable to obtain this financing, due to borrowing limitations, or changes in governmental policies that have allowed certain types of financing in the past. The result of any of these events might compel the awarding agency to look for an alternative provider. Additionally, if the Company were not able to construct the facility within the established construction budget, the cost overruns could cause the Company to use cash on hand to fund the cost overruns, which may have a material adverse affect on the Company’s cash flows.

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

OPPOSITION TO FACILITY LOCATION MAY ADVERSELY IMPACT THE COMPANY’S ABILITY TO DEVELOP SITES FOR NEW FACILITY LOCATIONS.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any investments or financial instruments that are subject to market risk. As discussed above in Item 7, “Liquidity and Capital Resources,” borrowings under the Company’s current line of credit established under the Credit Agreement are repayable at variable rates of interest and are therefore exposed to fluctuations in interest rates. There are no outstanding borrowings under the Company’s line of credit. The Company’s note payable with respect to the Northwest Regional Detention Center and its other note payable accrue interest at fixed rates of interest.

The table below presents the principal amounts, weighted average interest rates, fair value and other terms, by year of expected maturity, required to evaluate the expected cash flows and sensitivity to interest rate changes. Actual maturities may differ because of prepayment rights.

		Expected Maturity Dates
		2005	2006	2007	2008	2009	There after	Total	Fair Value
Fixed rate debt (in thousands)
Loan payable		$3	$302	$—	$—	$—	$—	$305	$305

Note payable		$4,705	$4,905	$9,260	$9,650	$10,085	$68,062	$106,667	$106,667

Weighted average interest Rate at December 31, 2004	5.27%

Variable rate debt		$—	$—	$—	$—	$—	$—	$—	$—

Weighted average interest rate at December 31, 2003	N/A

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained on Pages F-1 thru F31- hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings with the SEC.

We have also evaluated our internal controls for financial reporting, and there have been no changes that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Any system of disclosure controls and internal controls, even if well-conceived, is inherently limited in detecting and preventing all errors and fraud and provides reasonable, not absolute, assurance that its objectives are met. The design of a control system must reflect resource constraints. Inherent limitations include the potential for faulty judgments in decision-making, breakdowns because of simple error or mistakes, and circumvention of controls by individual acts, collusion of two or more people, or management override of controls.

We included certifications of our Chief Executive Officer and our Chief Financial Officer as exhibits to this report as required by Section 302 of the Sarbanes-Oxley Act of 2002. The foregoing information concerning our evaluation of disclosure controls referenced in the Section 302 certifications should be read with the Section 302 certifications to more completely understand them.

Item 9B. Other Information

In December 2004, the Company determined that the carrying amount of the net assets identifiable with its Colorado County Juvenile Facility located in Eagle Lake, Texas was not recoverable and exceeded its fair value. Based on FASB 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company recognized an impairment of $1.5 million on these net assets.

PART III

The information required by Items 10, 11, 12, and 13 of Form 10-K will be contained in, and is incorporated by reference from, the proxy statement for the Company’s 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed or billable by Grant Thornton, LLP for professional services in connection with the audit of the Company’s 2004 and 2003 annual financial statements and review of the Company’s 2004 and 2003 quarterly financial statements were approximately $270,000 for 2004 and $205,000 for 2003.

(2)	Audit-Related Fees

The aggregate fees billed by Grant Thornton, LLP for assurance and related services in 2004 and 2003 that were reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above were approximately $45,000 and $46,000, respectively. The fees billed in 2004 and 2003 consisted primarily of an audit of financial data as required under an operating agreement, and the audits of the Company’s 401(k) plans.

(3)	Tax Fees

The aggregate fees billed by Grant Thornton, LLP in 2004 and 2003 for tax compliance, tax advice and tax planning were approximately $60,000 and $84,000, respectively.

(4)	All Other Fees

The aggregate fees billed during 2004 and 2003 for services rendered by Grant Thornton, LLP, other than the services described in the preceding paragraphs, were approximately $0 for 2004 and 2003.

(5)	Audit Committee Administration of the Engagement

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before Grant Thornton LLP is engaged by the Company, the engagement is approved by the Company’s audit committee. With respect to the provision of services other than audit, review, or attest services, pre-approval of the audit committee of the Company is required prior to the start of field work.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

The consolidated financial statements of the Company as at December 31, 2004 and for the year period then ended are included on pages F-1 through F-31 of this Form 10-K.

Exhibits: The following exhibits are incorporated by reference into this Form 10-K or filed with this Form 10-K:

3.1	Certificate of Incorporation of CSC dated October 28, 1993.(1)

3.1.1	Copy of Certificate of Amendment of Certificate of Incorporation of CSC dated July 29, 1996.(3)

3.1.2	Copy of Certificate of Correction to CSC’s Certificate of Incorporation.(1)

3.1.3	Copy of Certification of Correction to CSC’s Certificate of Amendment to CSC’s Certificate of Incorporation. (1)

3.2	CSC’s By-Laws.(6)

* 10.1	CSC’s 1993 Stock Option Plan, as amended.(6)

* 10.1.1	2004 Stock Option Plan of Correctional Services Corporation

10.17	Form of Lease between CSC and Myrtle Avenue Family Center, Inc.(1)

* 10.25	1994 Non-Employee Director Stock Option Plan.(2)

* 10.1.2	Amended and Restated Non-Employee Director Stock Option Plan of Correctional Services Corporation

10.44	Lease Agreement between CSC and Creston Realty Associates, L.P., dated October 1, 1996.(3)

* 10.74	Employment Agreement dated September 29, 1999 between CSC and James F. Slattery.(5)

10.74.1	Loan and Security Agreement, dated October 30, 2002, between CSC and General Electric Capital Corporation. (7)

10.74.2	Amendment No. 1 to Loan and Security Agreement, dated May 15, 2003, between CSC and General Electric Capital Corporation. (8)

10.74.3	Letter Agreement dated June 27, 2003, incorporated into the Loan and Security Agreement dated October 30, 2002, between CSC and General Electric Capital Corporation. (9)

10.74.4	Amendment No. 2 to the Loan and Security Agreement dated November 14, 2003, between CSC and General Electric Capital Corporation. (10)

10.74.5	Trust Indenture between the South Texas Detention Complex Development Corporation and U.S. Bank National Association, as trustee.(11)

10.74.6	Design and Development Agreement between the South Texas Detention Complex Development Corporation and Correctional Services Corporation. (11)

10.74.7	Operating Agreement between the South Texas Detention Complex Local Development Corporation and Correctional Services Corporation. (11)

* 10.75	Change in Control Agreement dated September 29, 1999 between CSC and James F. Slattery.(5)

11	Statement of Computation of Per Share Earning is set forth in Note S to the accompanying financial statements

12	Statements re Computation of Ratios – Not Applicable

13	Annual Report to Security Holders, Form 10-Q or 10-QSB – Not Applicable

14	Code of Ethics – Incorporated by reference from the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders

16	Not applicable

18	Not applicable

21	List of Subsidiaries is set forth in Note A to the accompanying financial statements

22	Not applicable

23.1	Consent of Grant Thornton L.L.P., CSC’s Independent Registered Public Accounting Firm

31.1	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit of same number filed with CSC’s Registration Statement on Form SB-2 (Registration No. 33-71314-NY).
(2)	Incorporated by reference to exhibit of same number filed with the initial filing of CSC’s Annual Report on Form 10-KSB for the year ended December 31, 1995.
(3)	Incorporated by reference to exhibit of same number filed with CSC’s Annual Report on Form-10-KSB for the year ended December 31, 1996.
(4)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the three months ended March 31, 1998.
(5)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the nine months ended September 30, 1999.
(6)	Incorporated by reference to exhibit of same number filed with CSC’s Registration Statement on Form S-1 (Registration Number 333-6457).
(7)	Incorporated by reference to exhibit of the same number filed with CSC’s Form 10-Q for the nine months ended September 30, 2002.
(8)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the three months ended March 31, 2003.
(9)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the six months ended June 30, 2003.
(10)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the nine months ended September 30, 2003.
(11)	Incorporated by reference to exhibit of same number filed with CSC’s Form 10-Q for the nine months ended September 30, 2004.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:	/s/ James F. Slattery
James F. Slattery, President

Dated: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James F. Slattery	President and Chief Executive Officer (Principal Executive Officer), Director	March 31, 2005
James F. Slattery

/s/ Bernard A. Wagner	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2005
Bernard A. Wagner

/s/ Aaron Speisman	Executive Vice President and Director	March 31, 2005
Aaron Speisman

/s/ Stuart Gerson	Chairman of the Board	March 31, 2005
Stuart Gerson

/s/ Chet Borgida	Director	March 31, 2005
Chet Borgida

/s/ John H. Shuey	Director	March 31, 2005
John H. Shuey

/s/ Bobbie L. Huskey	Director	March 31, 2005
Bobbie L. Huskey

/s/ Melvin T. Stith	Director	March 31, 2005
Melvin T. Stith

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Correctional Services Corporation

We have audited the accompanying consolidated balance sheets of Correctional Services Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Services Corporation and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 8, 2005

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$725	$3,755
Restricted cash and cash equivalents	10,905	4,517
Accounts receivable, net	25,986	21,146
Deferred tax asset	2,850	2,200
Prepaid expenses and other current assets	2,140	1,966

Total current assets	42,606	33,584

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET	92,345	71,141
PROPERTY HELD FOR SALE	6,670	6,951

OTHER ASSETS
Long term restricted cash equivalents and investments	34,843	17,777
Deferred tax asset, net	8,631	7,598
Goodwill	679	679
Deferred loan costs, net	11,183	6,637
Other	3,033	2,937

TOTAL ASSETS	$199,990	$147,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$817	$498
Accrued liabilities	24,582	18,941
Current portion of capital lease obligations	500	247
Current portion of long term liabilities	5,021	296

Total current liabilities	30,920	19,982

LONG TERM LIABILITIES
Bond and note payable	101,962	57,332
Capital lease obligations	10,598	9,939
Other long-term liabilities	8,095	8,398
Loans payable	302	305

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.01 par value, 30,000 shares authorized, 11,385 shares issued and 10,167 shares outstanding in 2004 and 11,377 shares issued and 10,159 shares outstanding in 2003	114	114
Additional paid-in capital	82,816	82,803
Accumulated deficit	(31,826)	(28,578)
Treasury stock, at cost	(2,991)	(2,991)

	48,113	51,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,990	$147,304

The accompanying notes are an integral part of these financial statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002

Revenues	$133,719	$126,531	$144,502

Facility expenses:
Operating	114,949	112,378	128,784
Startup costs	3,276	378	—

	118,225	112,756	128,784

Contribution from operations	15,494	13,775	15,718

Other operating expenses:
General and administrative	8,452	9,211	9,117
Long-lived asset impairment	1,496	—	—
Loss contract costs	—	—	220
Loss (gain) on disposal of assets	618	(53)	(1,525)

	10,566	9,158	7,812

Operating income	4,928	4,617	7,906
Interest expense, net	4,644	2,203	2,326

Income from continuing operations before income taxes	284	2,414	5,580
Income tax provision	381	1,208	1,086

Income (loss) from continuing operations	(97)	1,206	4,494
Income (loss) from discontinued operations, net of tax (benefit) expense of $(2,016), $82,and $(1,363)	(3,151)	128	(2,131)

Net income (loss)	$(3,248)	$1,334	$2,363

Basic income (loss) per share:
Income per share from continuing operations	$(0.01)	$0.12	$0.44
Income (loss) per share from discontinued operations	(0.31)	0.01	(0.21)

Net income (loss) per share	$(0.32)	$0.13	$0.23

Diluted income (loss) per share:
Income per share from continuing operations	$(0.01)	$0.12	$0.44
Income (loss) per share from discontinued operations	(0.31)	0.01	(0.21)

Net income (loss) per share	$(0.32)	$0.13	$0.23

Number of shares used to compute income (loss) per share:
Basic	10,165	10,157	10,155
Diluted	10,165	10,237	10,195

The accompanying notes are an integral part of these financial statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Total
Balance at December 31, 2001	$114	$82,797	$(32,275)	$(2,991)	$47,645

Net income	—	—	2,363	—	2,363

Balance at December 31, 2002	114	82,797	(29,912)	(2,991)	50,008

Stock options exercised	—	6	—	—	6

Net income	—	—	1,334	—	1,334

Balance at December 31, 2003	114	82,803	(28,578)	(2,991)	51,348

Stock options exercised	—	13	—	—	13

Net loss	—	—	(3,248)	—	(3,248)

Balance at December 31, 2004	$114	$82,816	$(31,826)	$(2,991)	$48,113

The accompanying notes are an integral part of this financial statement.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,248)	$1,334	$2,363
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,699	3,410	4,353
Provision for bad debt	512	203	330
Deferred income tax expense (benefit)	(1,683)	1,332	(468)
Restructuring, impairment and loss contract reserves	4,352	(1,544)	1,287
Loss (gain) on disposal of fixed assets, net	618	(58)	(1,526)
Changes in operating assets and liabilities:
Restricted cash	(6,386)	(2,656)	(1,828)
Accounts receivable	(5,353)	3,119	963
Prepaid expenses and other current assets	(174)	(456)	177
Accounts payable and accrued liabilities	5,958	2,406	(2,800)

Net cash provided by operating activities:	295	7,090	2,851

Cash flows from investing activities:
Capital expenditures including use of restricted cash	(28,631)	(41,707)	(2,800)
Proceeds from the sale of property, equipment and leasehold improvements	254	18	24,725
Note proceeds invested in non-current restricted cash	(17,067)	(17,777)	—
Other assets	(214)	915	(461)

Net cash provided by (used in) investing activities:	(45,658)	(58,551)	21,464

Cash flows from financing activities:
Payments on loans payable	(3)	(3)	(17,186)
Proceeds from note payable	43,012	51,344	—
Payments on term note	—	—	(12,000)
Payments on capital lease obligation	(409)	(217)	—
Proceeds (payments) on other long-term obligation	(280)	(241)	8,276
Payment of subordinated debt	—	—	(10)
Stock options exercised	13	6	—

Net cash provided by (used in) financing activities:	42,333	50,889	(20,920)

Net increase (decrease) in cash and cash equivalents	(3,030)	(572)	3,395
Cash and cash equivalents at beginning of period	3,755	4,327	932

Cash and cash equivalents at end of period	$725	$3,755	$4,327

Non-cash investing activities
Property exchanged for a note receivable	$—	$—	$414

Property sold pursuant to a sale-leaseback transaction, recognized as a capital lease	$—	$—	$10,403

Property previously held under the operating lease-financing facility, financed by senior debt credit facility	$—	$—	$13,184

Equipment purchase financed by capital lease	$1,320	$—	$—

Assets written off against restructuring reserve	$—	$—	$2,204

Supplemental disclosures of cash flows information:
Cash paid (refunded) during the period for:
Interest	$5,882	$2,120	$1,286

Income taxes	$297	$103	$(65)

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

The consolidated financial statements as of December 31, 2004 include the accounts of Correctional Services Corporation, its wholly owned subsidiaries (see below), and a variable interest entity: South Texas Detention Complex Local Development Corporation. Pursuant to FIN 46 (revised), the accounts of South Texas Detention Complex Local Development Corporation have been consolidated with the accounts of Correctional Services Corporation and the following wholly owned subsidiaries in these financial statements. The following represents the subsidiaries of the company and the consolidated variable interest entity:

•	Esmor, Inc.
•	CSC Management de Puerto Rico, Inc.
•	Youth Services International Holdings, Inc.
•	Youth Services International Real Property Partnership, LLP
•	FF & E, Inc.
•	Youth Services International, Inc.
•	Youth Services International of Iowa, Inc.
•	Youth Services International of Northern Iowa, Inc.
•	Youth Services International of South Dakota, Inc.
•	Youth Services International of Missouri, Inc.
•	Youth Services International of Central Iowa, Inc.
•	Youth Services International of Texas, Inc.
•	Youth Services International of Illinois, Inc.
•	Youth Services International of Michigan, Inc.
•	CSC of Tacoma LLC
•	South Texas Detention Complex Local Development Corporation (a variable interest entity)

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

3.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces statement 123, Accounting for Stock-Based Compensation and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first interim reporting period that begins after June 15, 2005, and

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

the Company plans on using the modified prospective method, effective July 1, 2005. The Company is currently evaluating the impact of Statement 123(R). An illustration of the impact on our net income and earning per share is presented in item 13 “Stock Based Compensation” of this section, assuming, the Company elects to account for its employee stock compensation plans using the fair value based method of accounting defined in SFAS No. 123, using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123(R).

In November 2004, the FASB Emerging Issues Task Force (EITF) released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” To qualify as a discontinued operation, paragraph 42 of Statement 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of Statement 144. EITF 03-13 is effective for all periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes November 30, 2004 (date that the consensus was ratified) may be reclassified to reflect the consensus. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

4.	Revenue Recognition and Contract Provisions

Facility management revenues are recognized as services are provided based on a net rate per day per inmate or on a fixed monthly rate. Revenues are principally derived pursuant to contracts with federal, state and local government agencies. These contracts generally provide for fixed per diem payments based upon program occupancy. Contract terms with government entities generally range from one to five years in duration and expire at various dates. Most of these contracts are subject to termination for convenience by the governmental entity. Certain contracts are renewable at the option of the customer for up to 20 years.

Certain revenues are accrued based on population levels or other pertinent available data. Subsequent adjustments to revenue are recorded when actual levels are known. Included in accounts receivables at December 31, 2004 and 2003 is approximately $895,000 and $905,000, respectively, of unbilled receivables.

As of March 31, 2004, the Company ceased operation at one of the programs which operated under a contract whereby revenues recognized as reimbursable costs are incurred through a gross maximum price cost reimbursement arrangement. This contract had costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Contract revenues subject to audit relating to this contract of approximately $3.9 million, $15.6 million, and $15.8 million have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively, at amounts which are considered to be earned. Subsequent adjustments, if any, resulting from the audit process are recorded when the Company concurs with the adjustments or the final adjustment amount can be reasonably estimated (NOTE R – COMMITMENTS AND CONTINGENCIES).

The Company’s receivables are due principally from federal, state, and local government agencies. Payment terms vary based on the particular institutions. The Company performs periodic evaluations of the collectability of its receivables and does not require collateral on its accounts receivable. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, and the customer’s current ability to pay its obligation to the Company. The Company writes-off accounts receivable when they become uncollectable.

Accounts receivables are presented net of an allowance for doubtful accounts of $946,000 and $617,000 at December 31, 2004 and 2003, respectively. The Company recognized a provision for doubtful accounts of $512,000, $203,000, and $330,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over the remaining term of the contract. The Company measures the estimated future losses as the present value of the estimated net cash flows over the remainder of the contract from the time of measurement.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

5.	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less when purchased to be cash equivalents.

Included in the current portion of restricted cash and cash equivalents at December 31, 2004 is $8.7 million related to amounts payable on the construction of the South Texas Detention Complex, $1.8 million related to amounts payable on the note related to the Northwest Regional Detention Center, and approximately $405,000 in an escrow account set aside as collateral on the Company’s facilities’ maintenance funds. At December 31, 2003 current restricted cash included approximately $400,000 in an escrow account, set aside as collateral on the Company’s facilities’ maintenance funds, and $4.1 million related to amounts payable on the construction of the Northwest Regional Detention Center. Included in long term cash equivalents and investments at December 31, 2004 is $27.6 million related to amount payable on the construction and required debt service reserves of the South Texas Detention Complex, and $6.8 million related to the required debt service reserve on the note of the Northwest Regional Detention Center, and approximately $400,000 in an escrow account set aside as collateral on the Company’s loan payable. At December 31, 2003 long term restricted cash included $17.4 million related to the amount payable on the construction and the required debt service reserves of the Northwest Regional Detention Center, and approximately $400,000 in an escrow accounts set aside as collateral on the Company’s loan payable.

6.	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are carried at cost. Depreciation of buildings is computed using the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed using the straight-line method over a five-year period. Leasehold improvements are amortized over the shorter of the life of the asset or the applicable lease term. Amortization of certain improvements to managed facilities may exceed the term of the management contract, including renewal options based on management’s estimate of expected contract renewals. For tax purposes accelerated methods of depreciation are utilized. Repairs and maintenance costs are expensed as incurred.

7.	Assets Held Under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is recognized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease.

8.	Goodwill

Goodwill represents the cost in excess of the net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized into amortization expense over 10 years using the straight-line method. Beginning January 1, 2002 the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and accordingly discontinued the amortization of goodwill. Based on the Company’s evaluations of goodwill in accordance with the provisions of SFAS No. 142, there is no impairment associated with goodwill as of January 1, 2002, or during the periods ended December 31, 2002, 2003 or 2004.

9.	Accounting for the Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses an estimate of the undiscounted cash flows over the remaining life of its long-lived assets in measuring whether the assets to be held and used will be realizable. An impairment loss is recognized to the extent that the sum of discounted estimated future cash flows (using the Company’s incremental borrowing rate over a period

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

of less than 30 years) that is expected to result from the use of the asset is less than the carrying value. Assets held for sale are recognized at the lower of their carrying value or fair market value less costs to sell, which ever is lower. During the year ended December 31, 2004, the Company recorded and included in discontinued operations impairment charges of $2.9 million associated with the assets of its discontinued Tarkio, Missouri and Canadian, Texas facilities. Included in continuing operations is an impairment charge of $1.5 million associated with the assets of its Colorado, Texas facility. No impairment of assets was recognized during 2003. The Company recognized an impairment of approximately $1.9 million during the year ended December 31, 2002.

10.	Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has recorded the results of operations of components that have either been disposed of or are classified as held for sale under discontinued operations on the income statement. The Company defines components that have been disposed of as facilities not operating under a management agreement where the Company has unilaterally terminated its various contracts with sending agencies or has otherwise ceased operations. In these disposal situations, the Company typically has a significant facility investment or on-going lease obligation. In situations where management agreements with a principal agency are terminated in accordance with the contract provisions, whether or not subject to renewal or proposal, and the Company has no significant facility investment or on-going financial obligation, the results of operations of these facilities continue to be recorded in continuing operations. In the event that a termination of a management agreement involves a significant penalty or where a significant asset is owned or leased, discontinued operations may be reported based on managements assessment of the transaction (see NOTE N – DISCONTINUED OPERATIONS).

11.	Income Taxes

Deferred tax assets and liabilities are recognized as the difference between the book basis and tax basis of assets and liabilities. In providing for allowances for deferred taxes, the Company considers current tax regulations, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items, which may cause the income tax from continuing operations to vary from the statutory rate.

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below (in thousands, except for per share data) (see also NOTE T – STOCK OPTIONS):

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$(3,248)	$1,334	$2,363
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(82)	(98)	(212)

Pro forma net income (loss)	$(3,330)	$1,236	$2,151

Basic and diluted income (loss) per common share
As reported	$(0.33)	$0.12	$0.21
Pro forma	$(0.33)	$0.12	$0.21

14.	Comprehensive Income

The Company’s comprehensive income (loss) is equivalent to net income (loss) for the years ended December 31, 2004, 2003, and 2002.

15.	Treasury Stock

On October 20, 2000, the Company announced that its Board of Directors had authorized a share repurchase program of up to $10.0 million. The Company repurchased no shares during the years ended December 31, 2004, 2003, or 2002. (see NOTE K – LOANS PAYABLE).

16.	Legal Costs and Settlement Reserve

The Company recognizes legal costs related to the defense or assertion of legal claims when the related services have been rendered. Legal costs that are associated with specific facility operations are recognized in facility operating expenses. Other legal costs are recognized in general and administrative expense.

During 2004, the Company expensed $1.0 million for estimated current and future legal settlements compared to $1.6 million accrued for during 2003. The legal settlement reserve balance is $1.5 million as of December 31, 2004 and December 31, 2003. (see NOTE Q – COMMITMENTS AND CONTINGENCIES)

17.	Start Up Costs

The Company incurs costs as it relates to the start up of new facilities. Such cost are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start-up costs are usually incurred through the population ramp up period, but generally within the first three full months of operations. Also, to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $3.3 million for year ended December 31, 2004, and $378,000 for year ended December 31, 2003. No start up costs were recorded for year ended December 31, 2002.

18.	Workers’ Compensation Insurance Reserves

The Company maintains insurance policies to indemnify the Company for excessive individual and aggregate workers’ compensation costs. However, these policies include large individual and aggregate deductibles for which the Company is liable. As a result of workers’ compensation risks inherent in the Company’s industry, the Company has incurred significant workers’ compensations costs. The Company estimates its total liability on an undiscounted basis as the total probable ultimate outcome that will be incurred by the Company

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

and paid to, or on behalf of, the claimant over its life expectancy. The Company bases this estimate upon the advice of its insurer/third party administrator and upon its review of claimant file information maintained by its insurer/third party administrator. While the Company estimates claims reserves based on its probable outcome, the Company has experienced changes in estimated claims during 2004 and 2003, resulting in workers’ compensation costs of approximately $1.2 million and $1.3 million that were not included in its estimated reserves prior to the beginning of those periods. As a result of these changes in estimate and increasing costs in general, the Company has instituted additional safety and back to work programs that it believes will reduce its ultimate costs incurred. As of December 31, 2003 and 2004, the Company recognized $2.8 million for both years of workers’ compensation claims liabilities for claims not yet paid. Under its insurance contracts currently in place, the maximum amount of incurred but unpaid claims for which the Company could be responsible amounts to $10.3 million as of December 31, 2004.

The Company uses input from its insurance carriers, insurance brokers, and third party administrators to develop, monitor, and improve its insurance programs and assess its insurance coverage and costs, safety, incentive, and back to work type programs, and assist with its overall adequacy of the individual and aggregate claim reserves. In 2005, the Company anticipates that it would involve an independent actuary to further assist it, in its ongoing assessment of the adequacy of its insurance coverage and review of its claim history for, among other things, trends, impacts of cost controlling measures, and the sufficiency of its insurance reserves. The results of the actuary’s review, among other things, could suggest that the Company’s reserves require further refinement either an increase or a decrease to the reserve amounts, which would be reflected in 2005’s results of operations as a change in estimate.

19.	Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses at the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For 2004 and 2003, the Company did not recognize any loss contract costs. However, in December 2003 the Company recorded a loss contract recovery of $896,000, which represented an excess of reserve over actual costs, and is included in loss from discontinued operations for 2003. No reserve remained at December 31, 2003.

20.	Reclassifications

Certain amounts in the 2003 and 2002 consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 2004 presentation, including the effects of discontinued operations.

NOTE B - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

1.	Cash and Cash Equivalents and Restricted Cash

The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

2.	Long Term Restricted Cash Equivalents and Investments

The fair value of long term restricted cash equivalents and investments are estimated based on quoted market prices for these or similar investments.

3.	Accounts and Notes Receivable, Accounts Payable and Accrued Expenses

The carrying amount reasonably approximates fair value because of the short-term maturities of these items.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE B - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

4.	Subordinated Promissory Notes and Long-Term Debt

The fair value of the Company’s long-term debt is estimated based upon the quoted market prices for similar issues or on the current rates offered to the Company, for debt of the same remaining maturities.

NOTE C - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2004	2003
Prepaid insurance	$688	$452
Prepaid real estate taxes	53	70
Prepaid and refundable (payable) income taxes	184	(50)
Prepaid rent – current portion	398	389
Prepaid expenses	579	519

Total prepaid expenses	1,902	1,380
Short term investment	235	181
Other	3	405

	$2,140	$1,966

NOTE D - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements, at cost, consist of the following (in thousands):

	December 31,
	2004	2003
Buildings and land	$59,385	$24,467
Construction in progress, excluding land	19,986	36,623
Equipment	12,471	7,942
Capital lease assets	11,699	10,403
Leasehold improvements	4,502	10,699

	108,043	90,134
Less accumulated depreciation and amortization	(15,698)	(18,993)

	$92,345	$71,141

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was approximately $3.0 million, $2.3 million, and $3.0 million, respectively. Amortization expense for the years ended December 31, 2004 and 2003 was $742,000 and $554,000, respectively. There was no amortization expense in 2002.

During December 2002, the Company sold its Florence, Arizona facility to an unrelated not-for-profit entity for approximately $10.4 million. The Company leased back the property under an agreement that is classified as a capital lease and recognized capital lease assets of $10.4 million. The capital lease assets are amortized over the 20-year lease period. Accumulated amortization of the capital lease assets as of December 31, 2004 and 2003 was $1.3 million and $554,000, respectively.

During the twelve months ended December 31, 2004, the Company incurred interest costs of approximately $5.7 million, of which the Company capitalized approximately $1.1 million included in property, equipment, and construction in progress, associated with the construction of the Northwest Regional Detention Center, and South Texas Detention Complex.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E – PROPERTY HELD FOR SALE

The Company has idle property currently being marketed for sale consisting of the following (in thousands):

	December 31,
	2004	2003
Land and buildings	$6,947	$7,228
Equipment	230	230

	7,177	7,458
Less accumulated depreciation	(507)	(507)

	$6,670	$6,951

Approximately $738,000 of the balance at December 31, 2004 relates to property purchased for development, where those plans have been abandoned, and approximately $5.9 million relates to the building and assets associated with a program formerly operated by the Company, where operations were discontinued effective October 2003.

NOTE F – DEFERRED LOAN COSTS

Deferred loan costs at December 31, 2004 consists of $314,000 of costs associated with the Company’s Credit Agreement (see NOTE K – LOANS PAYABLE), net of amortization of $755,000; $5.1 million of issuance costs associated with the financing of the construction of the Northwest Regional Detention Center, net of amortization of $1.4 million; and $5.8 million of issuance costs associated with the financing of the construction of the South Texas Detention Complex, net of amortization of $223,000. (See NOTE I – RESTRICTED AND CASH NOTE PAYABLE) Amortization of deferred loan costs associated with the Company’s Credit Agreement is included in interest expense. Amortization of deferred loan costs associated with the Northwest Regional Detention Center, and South Texas Detention Complex projects are amortized using the effective interest method and are considered in the weighted average interest rate used to capitalize interest on qualified expenditures. Amortization of deferred loan costs are included in interest expense.

NOTE G - OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2004	2003
Deposits	$752	$400
Prepaid rent – net of current portion	2,281	2,537

	$3,033	$2,937

NOTE H - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued expenses	$4,162	$4,291
Accrued construction payable	7,794	3,640
Accrued interest	1,098	482
Accrued medical claims and premiums	894	1,079
Accrued worker’s compensation claims and premiums	2,960	3,147
Accrued payroll	4,142	3,883
Other	3,532	2,419

	$24,582	$18,941

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS, AND BOND AND NOTE PAYABLE

At December 31, 2004, the Company had $10.9 million in current restricted cash and cash equivalents and $34.8 million in long-term restricted cash equivalents and investments. The balances in those accounts are attributable primarily to amounts held in escrow or in trust on that date in connection with financing arranged by the Company for the 1,020-bed South Texas Detention Complex that the Company is currently developing in Frio County, Texas and the 890-bed Northwest Detention Center in Tacoma, Washington, which the Company completed and opened for operation in April 2004.

South Texas Detention Complex:

On January 26, 2004, the Department of Homeland Security, Immigration and Customs Enforcement (“ICE”) awarded the Company a contract to provide housing for up to 1,020 detainees in a facility to be located in Frio County, Texas, (“Frio County”). In furtherance of that contract, the Company entered into an agreement with Frio County, whereby Frio County created a non-profit, local development corporation pursuant to Chapter 431 Texas Transportation Code. This corporation, South Texas Detention Complex Local Development Corporation (the “Development Corporation”), on September 22, 2004 issued $49.4 million of taxable revenue bonds, net of a $88,000 discount, to finance the construction of the 1,020-bed detention facility (the “South Texas Detention Complex”) in Frio County. The bonds are non-recourse to the Company. The Company is currently developing the South Texas Detention Complex for the Development Corporation. The Development Corporation, as the owner of the South Texas Detention Complex simultaneously entered into an operating agreement with the Company, giving the Company the sole and exclusive right to use, occupy, operate and manage the South Texas Detention Complex for a period of 20 years. The Development Corporation also granted the Company an option to purchase the South Texas Detention Complex for $1.00 upon the bonds being paid in full. The Company has a variable interest in the Development Corporation and it has been consolidated with the accounts of the Company. The proceeds of the bonds, net of the discount, were disbursed into escrow accounts held in trust at the closing as follows:

Issuance cost fund	$6,154
Project fund	35,406
Debt service and other reserves	7,825

$49,385

The proceeds of the bonds in the project fund are being used to construct and equip the South Texas Detention Complex. The total construction costs of the project are expected to be $39.3 million, including $3.9 million, which was funded by the Company in current and prior periods. The Company is required by the bond indenture to fund an additional $1.1 million when the facility is complete. Issuance costs of $5.9 million at December 31, 2004, which are classified as deferred loan costs, are being amortized using the effective interest method over the term of the Bonds. Construction on the facility is expected to be complete by early 2005. The bonds are secured by the facility and payments will be made primarily from the revenues of the ICE contract, which will be used to make the debt service payments on the bonds. The carrying value of the facility at December 31, 2004 is $19.8 million. The effective interest rate on the bonds, including the amortization of the discount and issuance costs, is approximately 6.8% and the bonds mature in February 2016.

Included in non-current restricted cash equivalents and investments as of December 31, 2004 are funds held in trust with respect to the South Texas Detention Complex as follows:

Project fund	$20,287
Debt service and other reserves	7,332

$27,619

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – RESTRICTED CASH EQUIVALENTS AND INVESTMENTS, AND BOND AND NOTE PAYABLE (continued)

Following are the annual maturities of the bonds payable:

2005	$—
2006	—
2007	4,130
2008	4,260
2009	4,405
Thereafter	36,680

Total	49,475
Less Discount	(87)

$49,388

Northwest Regional Detention Center

On June 30, 2003 the company arranged financing for the construction of the Northwest Regional Detention Center in Tacoma, Washington (the “Northwest Regional Detention Center”), which the Company completed and opened for operation in April 2004. In connection with this financing, CSC of Tacoma LLC, a wholly owned subsidiary of the Company, issued a $57.2 million note payable, net of a $175,000 discount, to the Washington Economic Development Finance Authority (“WEDFA”), an instrumentality of the State of Washington, which issued revenue bonds and subsequently loaned the proceeds of the bond issuance to CSC of Tacoma LLC for the purposes of constructing the Northwest Regional Detention Center. The bonds are non-recourse to the Company and the loan from WEDFA to CSC of Tacoma, LLC is non-recourse to the Company. The proceeds of the loan were disbursed into escrow accounts held in trust to be used to pay the issuance costs for the revenue bonds, to construct the Northwest Regional Detention Center and to establish debt service and other reserves. At December 31, 2004, $1.8 million of the proceeds is included in current restricted cash and $6.9 million of the proceeds is included in non-current restricted cash.

Included in non-current restricted cash equivalents and investments is $6.8 million as of December 31, 2004 as funds held in trust with respect to the Northwest Regional Detention Center for debt service and other reserves.

Following are the annual maturities of the note payable (in thousands):

2005	4,705
2006	4,905
2007	5,130
2008	5,390
2009	5,680
Thereafter	31,605

Total	57,415
Less Discount	(136)

$57,279

The non-current restricted cash as of December 31, 2004 with respect to both facilities are as follows:

Construction fund reserve	$20,287
Debt service and other reserves	14,156

$34,443

NOTE J – LONG-LIVED ASSET IMPAIRMENTS

During the year ended December 31, 2004, the Company approved plans to discontinue operations at its Canadian, Texas, and its Tarkio, Missouri, facilities. (see NOTE N – DISCONTINUED OPERATIONS”) As part of discontinued operations, the Company recognized an impairment of $2.9 million on the net assets associated with these facilities. The Company also recorded an impairment of $1.5 million for the assets of its Colorado County facility in Texas. The impairment charge and results of operations for this facility are included in continuing operations. The Company incurred no impairment charge for the year ended December 31, 2003, but did recognize an impairment of $1.9 million

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J – LONG-LIVED ASSET IMPAIRMENTS (continued)

associated with the assets of the Keweenaw, Michigan facility during the year ended December 31, 2002. The Company also discontinued the operations at its Newport News, Virginia facility during year ended December 2003, however, this facility’s assets are currently being marketed for sale, and the Company does not anticipate a loss on the future sale. The assets have a book value of $5.9 million and are classified under assets held for sale. Following are the impairment charges included in discontinued operations by facility (in thousands).

	Years ending December 31,
	2004	2003	2002
Canadian	$1,393	$—	$—
Tarkio Academy	1,463	—	—
Keweenaw	—	—	1,926

	$2,856	$—	$1,926

NOTE K – LOANS PAYABLE

Loans payable consists of the following (in thousands):

	December 31,
	2004	2003
Revolving line of credit maturing September 25, 2005. Interest payable at LIBOR plus 4.00% or prime plus 2.00% and is payable monthly.	—	—
Note payable due in semi-annual installments of $17,083, which includes principal plus interest at 10% per annum, due in full October 2006, collateralized by restricted cash in the amount of $399,000 at December 31, 2003.	305	309

	305	309
Less current portion	(3)	(4)

	$302	$305

In October 2002, the Company entered into a new long-term financing agreement with GE Capital (“Credit Agreement”), which has been amended various times since inception. The Credit Agreement is subject to compliance with various financial covenants based on a minimum net worth, minimum monthly cash flow requirements, EBITDA requirements, and borrowing base criteria. The Company is in compliance with, or received waivers for, all covenants as of December 31, 2004. Additionally, the Credit Agreement prohibits the payment of any dividends. In association with the Credit Agreement, the Company incurred $995,000 in loan fees, which are being amortized as interest expense over the term of the Credit Agreement. The Credit Agreement is secured by all of the assets of the Company, except real property, and consists of a $19 million revolving line of credit accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. The Company also incurs a monthly fee based on 0.5% of its unused line of credit, with an annual fee of $75,000. The line of credit is used primarily to fund the working capital requirements of the Company. As of December 31, 2004, there is no outstanding balance under this revolving line of credit and approximately $7.0 million in borrowing availability. The credit agreement matures on September 25, 2005. The Company expects to enter into a new long-term financing agreement under similar terms and conditions; however, there can be no assurances that the Company will be successful in obtaining this new agreement.

NOTE L – CAPITAL LEASE OBLIGATION AND DEFERRED GAIN

In December 2002, the Company sold its Florence, Arizona facility to an unrelated not-for-profit entity for approximately $10.4 million. The Company leases back the property under a non-recourse agreement that is classified as a capital lease, with a term of twenty years. The $692,000 gain on the sale is being deferred and recognized ratably over the life of the lease, and is included in other long-term liabilities in the financial statements. Under the sale-leaseback transaction discussed above, the underlying financing was provided by a municipal bond issuance with the proceeds loaned to the not-for-profit entity. As a result, cash otherwise due to the Company under its contract with the

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – CAPITAL LEASE OBLIGATION AND DEFERRED GAIN (continued)

state is first used to pay bond debt service and other costs. Therefore, while the Company recognizes revenue for the full amount under its contract, a portion of the associated cash is not received by the Company and is treated as a reduction in its capital lease obligation and interest expense.

The Company also recorded a capital lease of $1.3 million, during 2004, related to business copier equipment.

Future minimum capital lease payments are as follows (in thousands):

Years ending December 31,
2005	1,394
2006	1,391
2007	1,392
2008	1,392
2009	1,140
Thereafter	13,725

Total lease payments	20,434
Less imputed interest at 7.9%	(9,336)

11,098
Less current portion	(500)

$10,598

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

During December 2002, the Company sold its Florence, Arizona facility to an unrelated not for profit entity for approximately $10.4 million, as discussed above. The Company leases back the property under a non recourse agreement that is classified as a capital lease, with a term of twenty years (see NOTE L – CAPITAL LEASE OBLIGATION AND DEFERRED GAIN). The $692,000 gain on the sale is being deferred and recognized ratably over the life of the lease, and is included in other long-term liabilities in the financial statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M - OTHER LONG TERM OBLIGATIONS (continued)

At December 31, 2004 aggregate maturities of other long-term obligations are as follows (in thousands):

Years ending December 31,
2005	303
2006	324
2007	346
2008	370
2009	397
Thereafter	6,668

Total	8,408
Less current portion	(313)

Total	$8,095

NOTE N – DISCONTINUED OPERATIONS

During the year ended December 31, 2004 the Company discontinued its operations at its Canadian, Texas, and Tarkio, Missouri facilities. During the year ended December 31, 2003, the Company discontinued operations at its Newport News, Virginia and Keweenaw, Michigan facilities. The Company has disclosed the results of operations of these facilities under discontinued operations for the years ended December 31, 2004, 2003, and 2002. These facilities also had assets that were impaired. Also, see NOTE J – RESTRUCTURING, IMPAIRMENT AND LOSS CONTRACT RESERVES.

Following is the revenue, impairment, and pre-tax loss included in discontinued operations:

	Years ending December 31,
	2004	2003	2002
Revenue:
Canadian	$860	$2,441	$2,265
Tarkio	3,201	6,787	7,799
Keweenaw	76	2,249	2,334
Newport News	—	2,248	3,508

	$4,137	$13,725	$15,906

	Years ending December 31,
	2004	2003	2002
Asset impairment:
Canadian	$1,393	$—	$—
Tarkio	1,463	—	—
Keweenaw	—	—	1,926

	$2,856	$—	$1,926

	Years ending December 31,
	2004	2003	2002
Pre-tax income (loss):
Canadian	$(1,987)	$116	$(112)
Tarkio	(2,376)	290	682
Keweenaw	(357)	740	(3,974)
Newport News	(447)	(936)	(90)

	$(5,167)	$210	$(3,494)

NOTE O - RENTAL AGREEMENTS

The Company has operating leases for certain facilities and certain machinery and equipment which expire at various dates. Substantially all the facility leases provide for payment by the Company of all property taxes and insurance.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O - RENTAL AGREEMENTS (continued)

Future minimum rental commitments under both cancelable and non-cancelable leases as of December 31, 2004 are as follows (in thousands):

Year ending December 31,	Total	Related Companies
2005	$2,871	$780
2006	2,635	780
2007	2,064	780
2008	1,876	780
2009	1,675	780
Thereafter	2,355	—

	$13,476	$3,900

The Company leases a facility from a related party. The President, director, and a stockholder of the Company own less than 55% of the related party. The lease commenced January 1, 1994 and expires December 31, 2008. The Company has a five-year renewal option, beginning January 1, 2009. In addition to the base rent, the Company pays taxes, insurance, repairs and maintenance on this facility. The Company paid $780,000 in rent payments for the year ended December 31, 2004, and $480,000 for years 2003 and 2002.

Rental expense of operating leases and machinery and equipment for the years ended December 31, 2004, 2003, and 2002, aggregated $3.9 million, $3.6 million, and $5.1 million, respectively.

NOTE P - INCOME TAXES

The income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State and local	48	(42)	191
Deferred:
Federal, state, and local	(1,683)	1,332	(468)

	$(1,635)	$1,290	$(277)

The current provision in 2004 and 2002 is included in continuing operations. The current benefit in 2003 is included in discontinued operations.

The following is a reconciliation of the federal income tax rate and the effective tax rate as a percentage of pre-tax income (loss):

	Years Ended December 31,
	2004	2003	2002
Statutory federal rate	34.0%	34.0%	34.0%
State taxes, net of federal tax benefit	3.8	6.5	5.6
Non-deductible items	(2.7)	9.7	4.9
Valuation allowance and reconciliation	—	(1.1)	(53.5)
Other	(1.6)	0.1	(4.3)

	33.5%	49.2%	(13.3)%

At December 31, 2004, the Company had net operating loss carryforwards of approximately $13.2 million, $39.4 million and $5.7 million for federal, state, and foreign income tax purposes, respectively, that expire in periods beginning in 2007 through 2022. At December 31, 2004, the Company also had an Alternative Minimum Tax (AMT) credit of approximately $432,000, which does not expire.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - INCOME TAXES (continued)

A portion of the net operating loss carryforwards are subject to IRS Section 382 limitations and other limitations, which limit the utilization of the federal and state net operating loss carryforwards in any given year. Realization of the portion of the deferred tax asset resulting from the Company’s net operating loss carryforward in certain states is not considered more likely than not. Accordingly, a valuation allowance has been established for the full amount of those deferred tax assets. The Company, after considering its pattern of profitability, its taxable income during the previous three years, and its anticipated future taxable income forecasted in the next five years, believes it is more likely than not that the remaining deferred tax assets will be realized.

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

The components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2004	2003
Restructuring and impairment	$665	$1,097
Vacation accrual	283	438
Accrued expenses	2,485	2,226
Basis difference of fixed assets	457	1,278
Net operating loss carryforwards	8,191	5,270
Alternative minimum tax credit	432	414
Other	1,013	1,120

	13,526	11,843
Valuation allowance	(2,045)	(2,045)

	$11,481	$9,798

The current portion of net deferred tax assets at December 31, 2004 and 2003 of $2.9 million and $2.2 million respectively, represent the amount expected to be realized during the following 12 months.

NOTE Q – COMMITMENTS AND CONTINGENCIES

1.	Legal Matters

The nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. The Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected to be asserted against the Company based upon the Company’s past experience and an assessment of the risks of the Company’s business, including worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits.

The Company believes, based upon the Company’s past experience, that, except as noted below, the insurance coverage maintained by the Company for the claims and suits currently pending against the Company or which reasonably can be expected to be asserted against the Company, should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, the dollar amount of certain of the claims currently pending against the Company exceed the amount of insurance coverage available to the Company, and, therefore, if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company may not be sufficient to satisfy those claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, if all, or a substantial number of, the claims and suits currently pending against the Company are resolved unfavorably to the Company, the insurance coverage available to the Company may not be sufficient to satisfy all such claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Notwithstanding the foregoing, however, the Company currently believes that no material adverse effect on its financial condition, liquidity or results of operations will result from the outcome of any of the claims and suits currently pending against the Company.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq. , in the 236 th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

In September, 2003, following a trial related to the death of a trainee in the boot camp program at the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. The Company has filed a notice of appeal in this case, notifying the trial court of its intention to appeal the judgment to the Second Court of Appeals of Texas. The Company had originally expected to file its initial brief in this appeal during the first half of 2004; however, due to delays attributable solely to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court, the Company was unable to prepare and file its initial brief for the appeal at that time. In addition, in November, 2004, the co-defendant in this case, Knyvette Reyes, who was employed by the Company as a nurse at the facility, filed a petition for personal bankruptcy, which placed an automatic stay on all further proceedings in this case. Accordingly, the Company has been unable to file its brief in support of its appeal. In light of this development, the Company is currently evaluating the options available to it in order to pursue its appeal notwithstanding the bankruptcy filing by the co-defendant. Accordingly, at this time, it is not possible to provide any estimate as to when this matter will be resolved and when the Second Court of Appeals will hear the Company’s appeal. Nevertheless, based upon the advice of defense counsel, the Company believes that there is substantial likelihood that, on appeal, the Company will obtain relief from the judgment entered against it by the trial court.

In the meantime, on or about December 28, 2003, the Company’s general liability insurance carrier posted with the trial court bonds in the aggregate amount of $25 million in order to secure the judgment pending the outcome of the Company’s appeal. (Although the judgment in this case exceeds $25 million, Texas law required that only $25 million in bonds be posted in this case in order to secure the judgment.) Consequently, the plaintiffs are precluded by Texas law from executing upon the judgment pending the outcome of the appeal.

The primary general and excess liability insurance policies of the Company in effect at the time of the trainee’s death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by the Company’s insurers on other claims covered by the applicable policies.) However, as previously announced by the Company, Northland Insurance Company, the Company’s primary general liability insurance carrier at the time of the death of the trainee, filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an explicit finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. In light of this ruling, the Company recently has filed a petition with the Court seeking a final judgment from the Court that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment. This petition is currently pending with the Court. The Company believes, based upon the advice of its counsel, that the Court will enter a final judgment in this case that hold that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company to the extent of their respective policy limits against the judgment in the underlying suit and to pay on behalf of the Company, in addition to its policy limits, all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment.

Nevertheless, because the amount of the judgment in this case exceeds the total amount of insurance available to the Company by approximately $2.5 million, the Company has an uninsured exposure in this case of approximately $2.5 million. However, based upon the advice of counsel, the Company at this time does not believe that the ultimate settlement or final judgment in this case will exceed the amount of the bonds posted to secure the judgment or that it is probable that the Company will incur any material loss in this case.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

At present, there is currently only one lawsuit pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X , Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-Defendant Jennifer Burkley, a former employee of the Company. Plaintiff alleges that the alleged encounters with co-defendant Burkley were the cause of his current mental and psychological problems and seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The Company also has asserted that none of the alleged sexual encounters with co-defendant Burkley were the proximate cause of his mental and psychological problems. The State of Nevada has been dismissed from this case on governmental immunity grounds. The Company is not providing a defense to co-defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier.

At the conclusion of discovery in this case, the Company filed a motion to exclude the purported “expert” testimony proffered by the Plaintiff to support his claims that the Company’s or Burkley’s actions were the proximate cause of the Plaintiff’s alleged damages under the above-referenced theories of liability, and also filed a motion for summary judgment on all claims asserted in this case. On January 24, 2005, the District Court entered an order that granted the Company’s motion to exclude the purported expert’s testimony and an order that granted summary judgment to the Company on the civil rights, intentional infliction of emotional distress and negligence claims that had been asserted against the Company, but that denied the Company’s motion with respect to the assault and battery claims. Accordingly, the assault and battery claim is the only claim remaining in this case and defense counsel is preparing this claim for trial.

The basis of the Court’s decision to grant summary judgment to the Company on the civil rights, intentional infliction of emotional distress and negligence claims was that, in light of the exclusion of the proffered expert’s testimony, the Plaintiff did not develop sufficient facts to support his claims that the Company’s or Burkley’s actions or inaction were the proximate cause of the Plaintiff’s alleged damages under these theories. The Court did not address any of the Company’s other arguments for summary judgment on these claims in its decision to grant summary judgment, finding that the lack of evidence to support proximate causation was fatal to each of these causes of action, which obviated the need to address these alternative grounds. In the Company’s summary judgment motion on the assault and battery claim, the Company argued that the Plaintiff consented to each of the alleged sexual encounters with Burkley and that, in any event, Burkley was acting outside the course and scope of her employment in engaging in the alleged encounters with Plaintiff. The basis of the Court’s decision to deny the Company’s motion for summary judgment on the assault and battery claims was that, in light of the testimony developed during discovery, the Plaintiff is entitled to have a jury determine whether he actually consented to the sexual encounters with co-defendant Burkley and whether Burkley was acting within the scope of her employment when she engaged in the sexual encounters with Plaintiff.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nevertheless, in light of the facts that (a) the assault and battery claim is the only claim remaining in this case; (b) the District Court’s recent order prohibits the Plaintiff from presenting at trial any expert testimony to support his claims that his current mental and psychological problems resulted from his encounters with Burkley; and (c) Plaintiff did not suffer any physical injuries as a result of the alleged encounters, the Company does not believe that is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation. However, as noted above, if, and to the extent that, the Company’s liability insurers make any payments to the plaintiff in this case for settlement or otherwise, the amount of any such payment will reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above.

2.	Jama, Hawa Abdi, et al. v. Esmor Correctional Services, Inc., et al., Case No. 973093 in the United States District Court for the District of New Jersey.

The Jama case was initiated in July 1997 by group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey. The suit asserts that the Company is liable for personal injuries and property damage allegedly caused by the negligent and intentional acts of the Company, certain of the current and former officers of the Company and a number of former employees of the Company who served as guards at the detention facility. The Complaint filed in this case asserts numerous legal theories. No monetary damages have been stated. The Plaintiffs in this case are represented by the Rutgers University Law School Constitutional Law Clinic. The Company believes that it has meritorious legal and factual defenses to the claims asserted by the plaintiffs in this case, and is vigorously pursuing its defense of those claims.

This case is currently in the latter stages of discovery. During the course of discovery, the trial court has dismissed and/or granted summary judgment to the Company on a number of the claims initially asserted by the plaintiffs in this case. Accordingly, at the present time, the Company’s defense counsel is preparing the remaining claims for trial. The Company also has filed an interlocutory appeal from the District Court asserting that the District Court erred in ruling that the nine (9) remaining plaintiffs properly opt-out of the Brown, Samson class action, discussed below. This appeal is currently pending before the Third Circuit Court of Appeals. (As discussed below, the District Court approved a settlement in the Brown, Samson class action on February 17, 2005.) In any event, the Company believes that it should have more than adequate insurance coverage available to it to cover any adverse outcome in this case. Therefore, at this time, the Company does not believe that it is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation.

3.	City of Tallulah v. Trans-American Development Assoc. and Correctional Services Corporation, 6th Judicial District Court Madison Parish, LA, Case No. 2001 000146.

In June, 2001, the City of Tallulah filed suit against Trans-American Development Assoc. & Correctional Services Corporation, alleging that either or both parties are obligated to continue to pay to the City an annual “management fee” of $150,000 related to the Tallulah Correctional Center for Youth, despite the fact that neither party is currently operating the facility. The Complaint filed by the City in this matter does not specify the amount of damages that the City is seeking, but, based on the theory outlined in the City’s complaint, the Company has estimated that the City likely will seek approximately $3,250,000 in this case. The Company believes that the City’s case against the Company is wholly without merit and is vigorously defending against this claim. However, in light of the fact that this matter is not covered by any form of insurance available to the Company, and given the inherent uncertainties associated with litigation, no assurance can be given that this litigation will be resolved favorably to the Company.

4.	Scianetti, Adorno, Womble and Johnson v. Correctional Services Corporation, Case. No. 01 CV 9170 in the United States District Court for the Southern District of New York.

This suit was served upon the Company in November, 2001 by four (4) female former residents of the LeMarquis Community Correctional Center that the Company formerly operated in New York, each of whom alleges that Miguel Corriera, who was formerly employed by the Company as a “prisoner advocate” at LeMarquis, sexually assaulted and battered them while they were housed at LeMarquis. Plaintiff Johnson

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

further alleges that Mr. Corriera raped her while she was housed at LeMarquis. Each Plaintiff asserted causes of action for negligence against the Company. Each Plaintiff sought $50,000,000 in compensatory damages from the Company. In 2003, the Company’s general liability insurance carrier settled the claims of Plaintiffs Scianetti and Adorno for a total of $25,000, leaving only the claims of Plaintiffs Womble and Johnson remaining in the suit. The Company believes that it has meritorious defenses to the claims made by the remaining plaintiffs in this case and is vigorously pursuing its defenses to those claims. However, given the inherent uncertainties associated with litigation and the fact that the damages sought by the plaintiffs in this case substantially exceeds the amount of insurance coverage available to the Company, no assurance can be given that the outcome of this litigation will not have a materially adverse effect on the Company. A trial on the remaining Plaintiffs’ claims commenced on February 7, 2005, but, the next day, the trial judge had a family emergency and declared a mistrial. The Court has not yet set a new date for the trial of this case.

5.	Brown, Samson, et al., v. Esmor Correctional Services, Inc., Esmor, Inc., Esmor New York State Correctional Facilities, Inc., Esmor Management, Inc., Esmor Manhattan, Inc, Esmor Brooklyn, Inc., Esmor New Jersey, Inc., James Slattery and Aaron Speisman, Superior Court of the State of New York, No. 8654/96; removed to US District Court for the Southern District of New York; transferred to the US District Court for the District of New Jersey

As noted above in Item 1, on February 17, 2005, the United States District Court for the District of New Jersey approved preliminarily the terms of a settlement negotiated by the Company’s liability insurance carrier and the plaintiffs’ counsel with respect to this matter. This suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and punitive damages on a variety of legal theories. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action on behalf of themselves and all other persons who were detained in the Elizabeth INS Detention Center while the Company operated it. The Company has no obligation to contribute to this settlement.

2.	Contracts

Renewal of government contracts is subject to, among other things, appropriations of funds by the various levels of government involved (federal, state, or local). Also, several contracts contain provisions whereby the Company may be subject to audit by the government agencies involved. These contracts also generally contain “termination for the convenience of the government” and “stop work order” clauses, which generally allow the government to terminate a contract without cause. In the event one of the Company’s larger contracts is terminated, it may have a material adverse effect on the Company’s operations.

3.	Disputed Receivables

During 2003, the Company initiated legal action against the Puerto Rican government to recover unpaid revenues and receive reimbursement for costs and breach of contract damages. The Puerto Rican government initiated a counter suit seeking a similar amount for alleged damages to the Bayamon, Puerto Rico facility. The Company had approximately $2.0 million in receivables and approximately $560,000 in deferred charges related to assets purchased by the Company, for use at the facility as of December 31, 2003, pending resolution of the aforementioned lawsuit. During the year ended December 31, 2004, the Company settled its dispute with the government, whereby the Company received $1.4 million as the net payment for its settlement, including $2.0 million received for its accounts receivables and as settlement of all claims the company had against the government, partially offset by $600,000 for settlement of alleged damages payable by the Company. The $600,000 amount was accrued as of December 31, 2003. As a result of this settlement, the Company wrote off $560,000 in deferred charges which is included in the accompanying financial statements as loss on disposal of assets.

Until to March 31, 2004, the Company operated a program under a contract whereby revenues recognized as reimbursable costs were incurred through a gross maximum price cost reimbursement arrangement. This contract had costs, including indirect costs, subject to audit and adjustment by negotiations with government

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

representatives. Pursuant to the results of an audit for the seventeen months beginning July 1, 2001 and ended November, 2002 the State asserted it is due refunds totaling approximately $1.8 million and withheld the amount from payments made for February and March 2004 services. Based on the Company’s review of the State’s computation of the assessment, the Company believes it will recover the entire assessment, and accordingly, has not recorded a reserve against this amount. In addition, the State is currently conducting an audit for the remainder of the contract period through March 31, 2004. The Company’s contract expired March 31, 2004 and the Company elected not to compete in the competitive bid process to operate the facility past March 31, 2004.

In December 1998, the Company entered into a subcontract to operate the Tallulah Correctional Center for Youth (“TCCY”) in Tallulah, Louisiana. The TCCY was utilized by the State of Louisiana pursuant to a contract with the City of Tallulah, the express terms of which obligated the State to maintain the facility at a full population of 686 juveniles; however, in light of the conditions at the facility inherited by the Company and the State’s desire to maintain the population of the facility at less than 686 juveniles on an interim basis, the Company entered into the subcontract to operate the TCCY on the good faith belief that the State would honor an agreement between the Company and the State under which the State would pay the Company only for the actual monthly population for a period of six-months from the commencement of operations by the Company and thereafter would either increase the population to the full capacity or pay for its full utilization, regardless of the actual population level. Accordingly, commencing in July 1999, the Company began billing the State at the 686 population level of the original contract. However, despite this agreement and the express contract terms, in September 1999, the State disavowed any obligation to increase the population to the full capacity of the facility or, in lieu thereof, to pay for the its full utilization, insisting that it was only obligated to pay for the actual number of juveniles housed in the facility, and paid the Company for services provided in accordance with this position. Accordingly, in light of this dispute, in order to be conservative, the Company recognized revenues for July, August and September 1999 only with respect to a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company) despite its belief that it was entitled to payment assuming full utilization of the facility regardless of the court order. The Company discontinued operations of the facility on September 24, 1999. The Company has filed suit in federal court seeking payment of all funds that would be owed under the original contract from the commencement of operation as well as damages for breach of the contract by the State. Pursuant to an agreement between the Company and the State, the Company has asked the court to first rule upon the State’s payment obligations, and has reserved pursuit of its other breach of contract claims. This matter has been submitted to court and the Company is awaiting the court’s decision. The Company did not incur any material losses in conjunction with this closure. At December 31, 2004, the Company has not reserved any of the approximately $673,000 receivable from the State, as the Company does not believe that it is probable that the asset has been impaired and, accordingly, expects collection of the full amount of the receivable.

4.	Concentrations of Credit Risk

The Company’s contracts in 2004, 2003, and 2002 with government agencies where revenues exceeded 10% of the Company’s total consolidated revenues were as follows:

	Years Ended December 31,
	2004	2003	2002
Arizona Department of Corrections	20%	19%	9%
Florida Department of Juvenile Justice	8%	7%	13%
Various Other Agencies in the State of Texas	14%	18%	21%
Various Federal Agencies	31%	23%	17%
State of Maryland Department of Juvenile Justice	3%	11%	10%

5.	Construction Commitments

The Company has construction commitments of approximately $35.0 million at December 31, 2004 related to a project the Company was awarded in July 2004 to construct the South Texas Detention Complex, which will be used principally by the ICE. The Company also has two construction commitments totaling $3.1 million to expand existing facilities.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Letters of Credit

The Company obtained letters of credit in the amount of $5.1 million in favor of worker’s compensation insurance carriers for the policy periods of February 2001 through February 2005 that are renewed quarterly, as deemed contractually necessary.

In conjunction with the South Texas Detention Complex construction project the Company obtained a letter of credit in the amount of $3.0 million in favor of U.S. Bank National Association as trustee for the term of the construction phase of the facility.

In June 2002, the Company obtained a letter of credit, in favor of the State of Arizona, related to the Phoenix West facility transaction discussed in NOTE M – OTHER LONG TERM OBLIGAIONS. The letter of credit balance decreases over time as the calculated difference between the sale proceeds that would be due from the state upon purchase of the facility, and the unpaid principal balance of the bonds narrows. After 2010, the sale proceeds from the State would be sufficient to satisfy the redemption requirement. As of December 31, 2004 this letter of credit was valued at $785,000.

In the ordinary course of its business, the Company is required to collateralize certain contractual obligations with letters of credit in favor of the other party to the contract. The amounts of these letters of credit are approximately $375,000.

7.	Indemnification

The Company is required by its contracts to maintain certain levels of insurance coverage for general liability, worker’s compensation, vehicle liability and property loss or damage. The Company is also required to indemnify contracting agencies for claims and costs arising out of the Company’s operations and in certain cases, to maintain performance bonds. As of December 31, 2004, the Company has no obligation arising as a result of these indemnifications.

NOTE R – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share in accordance with SFAS No. 128 (in thousands, except for per share data):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Income (loss)from continuing operations	$(97)	$1,206	$4,494
Income (loss) from discontinuing operations	(3,151)	128	(2,131)

Net income (loss)	$(3,248)	$1,334	$2,363

Denominator:
Basic income per share:
Weighted average shares outstanding	10,165	10,157	10,155
Effect of dilutive securities – stock options and warrants		80	40

Denominator for diluted income per share	10,165	10,237	10,195

Income from continuing operations per common share:
Basic and Diluted	$(0.01)	$0.12	$0.44

Income (loss) from discontinuing operations per common share:
Basic and Diluted	$(0.31)	$0.01	$(0.21)

Net income
Basic and Diluted	$(0.32)	$0.13	$0.23

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE R – EARNINGS (LOSS) PER SHARE (continued)

During the years ended December 31, 2004, 2003, and 2002, there were approximately 597,000, 408,000, and 691,000 common stock equivalents, respectively, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

NOTE S - STOCK OPTIONS

In October 1993, the Company adopted a stock option plan that provided for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-qualified options to consultants, directors, employees or officers of the Company. The total number of share that could be sold pursuant to options granted under the stock option plan were 1.5 million, however no more options may be granted under this plan. In July 2004, the Company adopted the 2004 stock option plan. This plan provides for the granting of both: (i) incentive stock options to employees and/or officers of the Company and (ii) non-qualified options to consultants, directors, employees or officers of the Company. The total number of share that may be sold pursuant to options granted under the stock option plan is 1.5 million. There are still 1.5 million options available for grant with this plan.

In June 1994, the Company adopted a Non-employee Directors Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 150,000 shares of the Company’s Common Stock. There are no options available for grant under this plan. In May 1999, the Company adopted the 1999 Non-Employee Director Stock Option Plan, which provides for the grant of non-qualified options to purchase up to 300,000 shares of the Company’s Common Stock. There are still 145,000 options available for grant under this plan.

Options granted under all plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). Options granted under all plans will expire not more than ten years from the date of grant.

For purposes of the pro forma presentation in NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, the fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003, and 2002.

	Years Ended December 31,
	2004	2003	2002
Volatility	75%	75%	75%
Risk free rate	5.50%	5.00%	5.00%
Expected life	3 years	3 years	3 years

The weighted average fair value of options granted during 2004, 2003, and 2002, for which the exercise price equals the market price on the grant date was $0.95, $1.45, and $0.24, respectively.

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

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE S - STOCK OPTIONS (continued)

Stock option activity during 2004, 2003, and 2002 is summarized below:

	Options	Weighted-Average Exercise Price
Balance, December 31, 2001	838,250	8.73
Granted	250,000	1.73
Exercised	—	—
Canceled	(357,500)	8.71

Balance, December 31, 2002	730,750	6.33
Granted	10,000	2.76
Exercised	(3,832)	1.61
Canceled	(48,584)	7.34

Balance, December 31, 2003	688,334	6.24
Granted	20,000	2.65
Exercised	(7,833)	1.61
Canceled	(76,167)	2.17

Balance, December 31, 2004	624,334	6.67

The following table summarizes information concerning currently outstanding and exercisable stock options at December 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price ($/share)
$ 1.61 – 4.12	239,334	6.8	$1.98
4.12 – 6.18	10,000	5.1	4.19
6.18 – 8.25	210,000	4.3	7.48
8.25 – 10.31	15,000	1.3	8.75
10.31 – 12.37	—	—	—
12.37 – 14.44	150,000	3.1	13.00

	624,334	4.5	6.67

Range of Exercise Prices	Number Exercisable	Weighted-Average Exercise Price ($/share)
$ 1.61 – 4.12	169,830	$2.01
4.12 – 6.18	13,000	4.193
6.18 – 8.25	210,000	7.48
8.25 – 10.31	15,000	8.75
10.31 – 12.37	—	—
12.37 – 14.44	150,000	13.00

	557,830	7.27

NOTE T - EMPLOYEE BENEFIT PLANS

On January 1, 2002, the Company merged its CSC and YSI contributory retirement plans under Section 401(k) of the Internal Revenue Code into a single plan. This plan benefits employees meeting certain minimum service requirements. Eligible employees can contribute $13,000 in 2004, $12,000 in 2003, and $11,000 in 2002 to the plan. The Company accrued or contributed $122,000, $120,000, and $120,000, in 2004, 2003, and 2002, respectively, to the plan.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE U – WORKERS’ COMPENSATION AND HEALTH INSURANCE

See Note A regarding workers’ compensation expenses and accrued liabilities.

The Company maintains a group health plan subject to a loss limit of $150,000 per individual. At December 31, 2004 the plan had approximately 1,300 participants and a medical insurance liability of $900,000. This liability approximates, on average, two months of claims paid during the year ended December 31, 2004 and represents the Company’s estimated liability as of December 31, 2004.

NOTE V – RELATED PARTY TRANSACTIONS

A director of the Company is a member of a law firm that provides legal services as the Company’s legal counsel. Payments to this firm amounted to approximately $28,000, $40,000, and $47,000, in legal fees from the Company for the years ended December 31, 2004, 2003 and 2002, respectively.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE W – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following are the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except for per share data).

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
Revenues	$32,041	$34,396	$33,235	$31,576	$34,302	$30,671	$34,141	$29,888

Facility Expenses

Operating expenses	28,109	30,378	28,353	27,586	29,236	26,753	29,251	27,661

Start up costs	1,705	—	1,134	—	385	18	52	360

Contribution from Operations	2,227	4,018	3,748	3,990	4,681	3,900	4,838	1,867
General and Administrative	2,183	2,432	2,148	2,352	2,052	2,369	2,069	2,058
Impairment	—	—	—	—	—	—	1,496	—
Loss (gain) on disposal of asset	(30)	—	563	(20)	16	(24)	69	(9)

Operating income (loss)	74	1,586	1,037	1,658	2,613	1,555	1,204	(182)

Interest and income taxes	(329)	(993)	(1,164)	(1,022)	(1,865)	(968)	(1,667)	(428)

Income (loss) from continuing operations	(255)	593	(127)	636	748	587	(463)	(610)
Income (loss) from discontinued operations	(402)	(162)	(1,328)	(207)	(1,306)	(190)	(115)	687

Net income (loss)	$(657)	$431	$(1,455)	$429	$(558)	$397	$(578)	$77

Basic and diluted earnings (loss) per share:

Net income (loss)	$(0.06)	$0.04	$(0.14)	$0.04	$(0.05)	$0.04	$(0.06)	$0.01

See NOTE N – DISCONTINUED OPERATIONS for the discussion of the Company’s operations that were discontinued during the year ended December 31, 2004.

Included in the second quarter of 2004 discontinued operations is an impairment of asset of $1.5 million from the Tarkio Academy. Included in the third quarter of 2004 discontinued operations is the impairment of assets of $1.4 million for the Canadian, Texas facility. Included in the fourth quarter of 2004 is the impairment of asset of $1.5 million related to the Colorado County Facility. Also included in the fourth quarter operating expenses, is a $450,000 reversal of tax expense principally as a result of favorable rulings on property tax valuation, and $400,000 in accrued legal claims expense.

Included in the fourth quarter of 2003 operating expenses is $1.1 million in accrued legal claims. Included in the fourth quarter 2003 income from discontinued operations is a loss contract recovery of $896,000 representing a change in estimate of contract losses.