Form 10-K/A
period 2004-12-31
CORRECTIONAL SERVICES CORP
filed 2005-05-02
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO.1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer. (as defined by Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

At June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,538,000.

At April 29, 2005, there were 10,169,607 outstanding shares of the Common Stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

On March 31, 2005, Correctional Services Corporation (“the Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2004 (the “Initial Form 10-K”). In accordance with the SEC rules, the Company incorporated by reference Part III, Items 10, 11, 12, 13 of the Initial Form 10-K from the Proxy Statement to be filed by the Company in connection with its 2005 Annual Stockholders’ Meeting, which the Company anticipated filing on or before April 30, 2005. Since filing the Initial Form 10-K, the Company has determined that it will not file its Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial Form 10-K to include the disclosures required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A amends Part III of the Initial Form 10-K in order to include those disclosures required by Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names, ages and positions of the Company’s directors as of April 28, 2005. There are no family relationships between any of the directors of officers.

Name	Age	Year First Elected as a Director	Position with CSC
Stuart M. Gerson	61	1994	Director, Chairman of the Board
James F. Slattery	55	1987	Director, President, and Chief Executive Officer
Aaron Speisman	54	1987	Director, Executive Vice-President
Bobbie L. Huskey	56	1999	Director
Melvin T. Stith	58	1994	Director
Chet Borgida	60	2002	Director
John H. Shuey	59	2004	Director

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

James F. Slattery co-founded CSC in October 1987 and has been its President, Chief Executive Officer and a director since CSC’s inception and Chairman from August 1994 to November 2001. Prior to co-founding CSC, Mr. Slattery had been a managing partner of Merco Properties, Inc., a hotel operation company, Vice-President of Coastal Investment Group, a real estate development company, and had held several management positions with the Sheraton Hotel Corporation.

Aaron Speisman co-founded CSC in October 1987 and has been its Executive Vice-President and a director since CSC’s inception. From October 1987 to March 1994, Mr. Speisman also served as Chief Financial Officer of CSC. Since June 1, 1996, Mr. Speisman has been employed by CSC on a part-time basis.

Bobbie L. Huskey was a director of Youth Services International, Inc., which was acquired by CSC in March 1999, at which time Ms. Huskey became a director of the Company. Ms. Huskey has been president of Huskey & Associates since 1984 and has 29 years experience in corrections, specializing in juvenile justice planning, and facilities and program development.

Melvin T. Stith was elected a director of the Company in November 1994. Since September 2004, Mr. Stith has been the Dean of Martin J. Whitman School of Management at Syracuse University. From July 1991 to September 2004, Mr. Stith had been Dean of the Florida State University College of Business.. From December 1989 to July 1991, Mr. Stith was Chairman of the Marketing Department of the Florida State University College of Business where he was also a Professor. Mr. Stith is also a director of Sprint and United Telephone of Florida.

Chet Borgida was elected a director in June 2002. Since October 2003, Mr. Borgida has been a partner with Prager and Fenton LLP, Certified Public Accountants. From June 2001 to July 2003, Mr. Borgida was a Senior Vice-

President and Chief Financial Officer of Cross Media Marketing Corporation. From 1977 to May 2001, Mr. Borgida was a partner with Grant Thornton LLP, the Company’s independent auditors. Since March 2003, Mr. Borgida has been a Director and member of the Audit and Compensation Committees of Brand Partners Group, Inc., a Nasdaq listed company.

John H. Shuey was appointed a director in March 2004. Mr. Shuey joined Amcast Industrial Corporation, a producer of aluminum wheels for the automotive industry and copper fittings for the construction industry, in 1991 as Executive Vice President. He was elected President and Chief Operating Officer in 1993, a director in 1994, Chief Executive Officer in 1995, and Chairman in 1997. Mr. Shuey served as Chairman of the Board, President and Chief Executive Officer through February 2001.

DIRECTOR COMPENSATION

Employee-directors receive no compensation for serving on the Board of Directors other than reimbursement of expenses incurred in attending meetings. Non-employee directors are paid $2,000 for each Board meeting attended and $1,000 for each committee meeting attended; non-voting committee members receive $500. Also, all non-employee directors receive an annual retainer of $20,000; the Chairman of the Board receives $30,000. Committee Chairpersons and Vice Chairpersons also receive an annual retainer of $3,000, except for the Audit Committee Chairperson who receives $5,000. In addition, all non-employee directors participate in the Company’s 1999 Non-Employee Director Stock Option Plan.

EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES

The following table sets forth the names, ages and positions of the persons who are not directors and who are executive officers of the Company as of April 28, 2005;

Name	Age	Position with CSC
Woodrow W. Harper	53	Executive Vice President, Government Relations
Bernard A. Wagner	56	Senior Vice President, Chief Financial Officer and Treasurer
Robert L. Matthews	57	Senior Vice President, Adult Division
Jesse E. Williams Jr	57	Senior Vice President, Juvenile Division

Woodrow W. Harper has served in the capacity of Senior Vice President of Government Relations since joining CSC in July 1999. In March 2004, Mr. Harper was promoted to the position of Executive Vice President of Government Relations. Prior to joining CSC, Mr. Harper had worked for the Florida Department of Juvenile Justice since 1999, most recently serving as Deputy Secretary.

Bernard A. Wagner joined the Company as Senior Vice President and Chief Financial Officer in May 2001. Since 1992, Mr. Wagner held various positions with Uniroyal Technology Corporation, most recently as Vice President and Chief Financial Officer of its High Performance Plastics, Inc. subsidiary. Prior to this position, Mr. Wagner was Director of Accounting for the company’s Polycast Technology division and Director of Finance and Accounting at the corporate headquarters. Mr. Wagner is a Florida CPA.

Robert L. Mathews joined the Company as Senior Vice President for the Adult Division on June 11, 2001. Prior to joining CSC, Mr. Matthews has held various positions with Federal Bureau of Prison since 1969, most recently as Southeast Regional Director. Prior to this position, Mr. Matthews was Assistant Director, Bureau of Prisons (BOP) Program Review Division in Washington D.C. Mr. Matthews is a member of the American Correctional Association and the National Association of Blacks in Criminal Justice.

Jesse E. Williams Jr. joined the Company as Senior Vice President for the Juvenile Division on July 1, 2003. Mr.Williams has served in a number of executive level government positions. He came to the Company from his position as Chief Probation Officer for the City and County of San Francisco. Prior to this he served as Deputy Director of the Maryland Juvenile Services Administration, Administrator of the Youth Services Administration for the District of Columbia, and Deputy Commissioner of Juvenile Justice Services for the City of Philadelphia.

AUDIT COMMITTEE MATTERS

The Audit Committee consists of Messrs. Borgida (Chairman), Shuey, and Stith. Each of the three members of the Audit Committee meets the definition of an independent director as defined by the NASD’s listing standards. Messrs. Borgida and Shuey are qualified as “Audit Committee financial experts” in accordance with SEC regulations.

The functions of the Audit Committee include the annual appointment of CSC’s independent public accountants, discussion and review of the scope and the fees of the prospective annual audit and review of the results thereof with the independent public accountants, review and approval of related party transactions, review and approval of audit and non-audit services of the independent public accountants, if any, the review of compliance with existing major accounting and financial policies of CSC, review of the adequacy of the financial organization of CSC and review of management’s procedures and policies relative to the adequacy of CSC’s internal accounting controls. A copy of the Audit Committee’s charter is available on the company’s website (www.correctionalservices.com).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all its directors and executive officers during 2004 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to its board of directors, principal executive, financial and accounting officers, as well as all employees of the Company. The Company has also adopted the Code of Ethics for Chief Executive Officer and Chief Financial Officer. These Codes are intended to meet the requirements for a code of ethics under the Sarbanes-Oxley Act of 2002 and the NASDAQ Stock Market’s Listing Standards.

The Code of Business Conduct and Ethics and the Code of Ethics for Chief Executive Officer and Chief Financial Officer are available on the Company’s website at http://www.correctionalservices.com and then clicking on the link “Investors”. In addition, the Company will furnish a copy of the Codes on written request. Such request should be addressed to: Human Resources Department, 1819 Main Street, Suite 1000, Sarasota, Florida 34236. The Company intends to post any amendments to or waivers from its Codes (to the extent applicable to the Company’s Chief Executive Officer and Chief Financial Officer) at this location on its web site.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid or accrued by CSC during the three fiscal years ended December 31, 2004, 2003 and 2002 for CSC’s Chief Executive Officer and the four other most highly compensated executive officers serving at the end of 2004:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Number of Shares of Common Stock Underlying Options	All Other Compensation ($)(3)
James F. Slattery Chief Executive Officer and President	2004 2003 2002	320,675 319,768 289,231	— 83,800 151,500	19,914 14,013 19,267	— — —	12,990 7,452 6,019

Woodrow W. Harper (1) Executive Vice-President, Government Relations	2004 2003 2002	193,500 176,000 176,000	225,000 — —	13,500 — —	10,000 — 10,000	— — —

Bernard A. Wagner Senior Vice-President and Chief Financial Officer	2004 2003 2002	159,539 154,807 150,719	47,850 46,350 45,000	— — —	— — 15,000	— — —

Robert L. Matthews Senior Vice-President, Adult Division	2004 2003 2002	180,576 175,000 167,346	187,500 76,000 —	18,000 18,000 11,770	10,000 — 15,000	— — —

Jesse E. Williams Jr. Senior Vice-President, Juvenile Operations	2004 2003 2002	161,000 66,462 —	200,000 — —	5,684 — —	— — —	— — —

(1)	Mr. Harper was appointed Executive Vice-President of Government Relations effective April 2004.
(2)	Consists of car lease payments or auto and housing allowance for Messrs. Slattery, Harper, Matthews, and Williams.
(3)	Consists of life insurance premiums for Mr. Slattery.

The following table sets forth information relating to stock options granted to the executive officers named in the Summary Compensation Table:

OPTIONS GRANTED DURING THE YEAR ENDED DECEMBER 31, 2004

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Plan (1)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2004	Exercise Price of Options Granted ($/sh)	Expiration Date	5%	10%
James F. Slattery	—	—	—	—	—	—
Woodrow W. Harper	10,000	50%	2.63	4/2/2014	$16,540	$41,915
Bernard A. Wagner	—	—	—	—	—	—
Robert L. Matthews	10,000	50%	2.63	4/2/2014	$16,540	$41,915
Jesse E. Williams Jr.	—	—	—	—	—	—

(1)	The values shown are based on the indicated assumed annual rates of appreciation compounded annually. Actual gains realized, if any, on stock options exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the values shown in this table will be achieved.

The following table presents information regarding the value of options outstanding at December 31, 2004 for each of the named executive officers.

OPTION VALUES AT DECEMBER 31, 2004

	Number of Shares Underlying Options at Year End		Value of In-The Money Options at Year End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
James F. Slattery	190,000	0	$0	$0
Woodrow W. Harper	10,000	10,000	$12,900	$2,700
Bernard A. Wagner	20,000	5,000	$15,500	$6,450
Robert L. Matthews	25,000	10,000	$21,950	$2,300
Jesse E. Williams Jr.	3,333	6,667	$467	$933

(1)	The excess, if any, of the market value of Common Stock at December 31, 2004 ($2.90) over the option exercise price(s).

COMPENSATION/STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation/Stock Option Committee is comprised of Messrs. Borgida, Gerson, and Stith and Ms. Huskey, none of whom is or has been an officer or employee of the Company.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Common Stock on April 22, 2005, unless otherwise specified, by (i) each person known by the Company to own beneficially more than five percent of such shares, (ii) each director, (iii) each person named in the Summary Compensation Table under “Executive Compensation”, and (iv) all directors and executive officers as a group, together with their respective percentage ownership of the outstanding shares:

Name and Address of Beneficial Owner	Number of Shares	Acquirable within 60 days**	Percent Outstanding
Wells Fargo & Company (1)	1,068,653		10.5%
James F. Slattery(2)	797,245	190,000	9.1%
Dimensional Fund Advisors, Inc.(3)	767,048	—	7.5%
Esther Horn(4)	597,175	—	5.9%
Jacob May/Background America(5)	535,210	—	5.3%
Aaron Speisman(6)	423,638	40,000	4.6%
Stuart Gerson	6,000	65,000	*
Bobbie L. Huskey	1,151	45,000	*
Melvin T. Stith	—	35,000	*
Robert Matthews	12,574	20,000	*
Bernard A. Wagner	2,500	20,000	*
Woodrow W. Harper	15,091	10,000	*
Chet Borgida	—	10,000	*
Jesse E. Williams Jr.	10,000	5,000	*
John H. Shuey	—	10,000	—

All executive officers and directors as a group (eleven persons) (7)	1,268,199	415,000	16.6%

*	Less than 1%
**	Consists of shares issuable upon exercise of options as of April 28, 2004 or within 60 days thereafter.
(1)	Based on a filing made with the Securities and Exchange Commission ( the “SEC”) by Wells Fargo & Company, 420 Montgomery Street, San Francisco, CA 94104. In a Form 13G/A filed January 21, 2005, Wells Fargo reports sole voting power over 1,068,653 shares.
(2)	Address is c/o Correctional Services Corporation, 1819 Main Street, Suite 1000, Sarasota, Florida 34236.
(3)	Based on a filing made with the Securities and Exchange Commission (the “SEC”) by Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. In a Form 13G/A, filed February 9, 2005, Dimensional Fund Advisors, Inc. reports sole voting power over 767,048 shares; however, it disclaims any beneficial ownership of such shares.
(4)	Address is 49 West 44th Street. New York, New York, 10036
(5)	Holdings obtained from investor communication service as of June7, 2004. Address is 1900 Church Street, Suite 400, Nashville, TN 32703.
(6)	Does not include 3,750 shares of Common Stock owned by the Jennifer Anna Speisman 1992 Trust and 3,750 shares of Common Stock owned by the Joshua Israel Speisman 1992 Trust, trusts for the benefit of Mr. Speisman’s children, as to which Mr. Speisman disclaims beneficial ownership.
(7)	The eleven executive officers and directors are: James F. Slattery, Aaron Speisman, Stuart M. Gerson, Bobbie L. Huskey, Melvin T. Stith, Robert Matthews, Bernard A. Wagner, Woodrow W. Harper, Chet Borgida, Jesse E. Williams Jr., and John H. Shuey.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements

On September 29, 1999, CSC entered into an employment agreement with its Chief Executive Officer, James F. Slattery. The agreement had an initial term of three years with automatic annual renewal provisions and is in the second renewal period. Mr. Slattery’s minimum annual compensation was $270,000 until September 29, 2000; thereafter, the base compensation is adjusted through annual costs of living increases of at least 3.5%. Mr. Slattery also received use of an automobile, reimbursement of business expenses, health insurance, related benefits and a bonus equal to 5% of CSC’s pre-tax profits in excess of $1,000,000, such bonus not to exceed $200,000.

Also, on September 29, 1999, CSC entered into a Change in Control Agreement with Mr. Slattery which provides for payments of specified benefits to Mr. Slattery in the event his employment terminates under specified circumstances following a change in control of CSC. For the purposes of this agreement, a change in control is deemed to take place whenever:

•	for any period of two consecutive years beginning on any date from and after September 29, 1999, if the Board of Directors at any time during or at the end of such period is not comprised so that a majority of the directors are either (i) individuals who constitute the Board of Directors at the beginning of such period or (ii) individuals who joined the Board during such period who were elected or nominated for election pursuant to a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved (but not including, for purposes of (i) or (ii), a director designated by a person who has entered into an agreement with the Company to effect a transaction described in the Change in Control Agreement relating to stockholder approval of a merger, share exchange or consolidation of the Company);

•	the stockholders of CSC approve a merger, share exchange or consolidation of CSC with or into any other corporation wherein immediately following such merger, the stockholders of CSC prior to the transaction own less than 51% of the outstanding voting stock of CSC (if it is the survivor of the transaction) or the surviving entity; or

•	the stockholders of CSC approve a plan of complete liquidation of CSC or an agreement for the sale or disposition by CSC of all or substantially all CSC’s assets.

Benefits made available to Mr. Slattery under the terms of the Change in Control Agreement in the event that his employment is terminated under the above specified circumstances may include:

•	payment of his full base salary through the date of termination at the rate in effect at the time notice of termination is given, plus all other amounts and benefits to which Mr. Slattery is entitled under his employment agreement or pursuant to any plan of CSC in which he is participating at the time of termination;

•	a lump sum severance payment equal to the sum of (A) three times Mr. Slattery’s annual base salary and incentive bonus in effect immediately prior to the occurrence of the change in control and (B) $1,000,000 as payment for Mr. Slattery’s agreement to extend his agreement not to compete under his employment agreement to four years following the date of termination;

•	any deferred compensation allocated or credited to Mr. Slattery or his account as of the date of termination;

•	certain additional payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code;

•	maintenance of life, disability, accident and health insurance benefits substantially similar to those that Mr. Slattery was receiving immediately prior to the notice of termination, for the period beginning on the date of termination and ending on the earlier of (A) the end of the 36th month after the date of termination or (B) the date Mr. Slattery becomes eligible for such benefits under any plan offered by an employer with which he is employed on a full-time basis; and

•	all benefits payable to Mr. Slattery under any applicable retirement, thrift, and incentive plans as well as any other plan or agreement sponsored by CSC or any of its subsidiaries relating to retirement benefits.

On April 1, 2004, the Company entered into a two-year employment agreement with its Executive Vice President – Government Relations, Woodrow W. Harper. Mr. Harper’s minimum annual salary is $200,000, plus executive benefits, a temporary housing allowance, and bonuses, payable from time to time in accordance with an incentive program based on new facilities. The agreement also includes a non-compete clause in effect during Mr. Harper’s employment and until one year after termination of employment.

On April 24, 2004, the Company entered into a two-year employment agreement with its Senior Vice President, Adult Division, Robert L. Matthews. Mr. Matthew’s minimum annual salary is $182,000, plus executive benefits, a temporary housing allowance, and bonuses, payable from time to time in accordance with an incentive program based on new facilities. The agreement also includes a non-compete clause in effect during Mr. Matthew’s employment and until one year after termination of employment.

On March 5, 2003, the Company entered into a two-year employment agreement with its Senior Vice President, Juvenile Divisions, Jesse E. Williams Jr. Mr. William’s minimum annual salary is $160,000, plus executive benefits, a temporary housing allowance, and bonuses, payable from time to time in accordance with an incentive program based on new facilities. The agreement also includes a non-compete clause in effect during Mr. Matthew’s employment and until one year after termination of employment.

Related Transactions

The Company leases the entire building located at 988 Myrtle Avenue, Brooklyn, New York from Myrtle Avenue Family Center, Inc. (“MAFC”) pursuant to a five-year lease which commenced January 1, 1994. The lease established a monthly rental of $40,000 and contained three five-year renewal options. The Company is currently in its second option period, which runs from January 1, 2004 through December 31, 2008. The monthly rental payment during the second option period is $65,000. In addition, the Company pays taxes, insurance, repairs and maintenance on this building. MAFC is a corporation owned by Messrs. Slattery (8%) and Speisman (27.5%). The terms of the lease were not negotiated at arm’s length due to their relationship with MAFC and the Company. Messrs. Slattery and Speisman participated in such negotiations. The Company paid $780,000 in rent payments for the year ended December 31, 2004.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:	/s/ James F. Slattery
James F. Slattery, President

Dated: May 2, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James F. Slattery James F. Slattery	President and Chief Executive Officer (Principal Executive Officer), Director	May 2, 2005

/s/ Bernard A. Wagner Bernard A. Wagner	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 2, 2005

/s/ Aaron Speisman Aaron Speisman	Executive Vice President and Director	May 2, 2005

/s/ Stuart Gerson Stuart Gerson	Chairman of the Board	May 2, 2005

/s/ Chet Borgida Chet Borgida	Director	May 2, 2005

/s/ John H. Shuey John H. Shuey	Director	May 2, 2005

/s/ Bobbie L. Huskey Bobbie L. Huskey	Director	May 2, 2005

/s/ Melvin T. Stith Melvin T. Stith	Director	May 2, 2005