Form 10-Q
period 2005-03-31
CORRECTIONAL SERVICES CORP
filed 2005-05-16
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Number of shares of common stock outstanding on May 13, 2005: 10,169,607

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$471	$725
Restricted cash and cash equivalents	11,486	10,905
Accounts receivable, net	25,204	25,986
Deferred tax asset	2,850	2,850
Prepaid expenses and other current assets	2,299	2,140

Total current assets	42,310	42,606

PROPERTY, EQUIPMENT, CONSTRUCTION IN PROGRESS AND LEASEHOLD IMPROVEMENTS, NET	103,691	92,345
PROPERTY HELD FOR SALE	6,670	6,670

OTHER ASSETS
Long term restricted cash equivalents and investments	23,825	34,843
Deferred tax asset, net	8,969	8,631
Goodwill, net	679	679
Deferred loan costs, net	10,677	11,183
Other	3,075	3,033

TOTAL ASSETS	$199,896	$199,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$649	$817
Accrued liabilities and line of credit	25,298	24,582
Current portion of capital lease obligations	500	500
Current portion of long term liabilities	5,022	5,021

Total current liabilities	31,469	30,920

LONG TERM LIABILITIES
Bond and note payable	101,969	101,962
Capital lease obligation	10,531	10,598
Other long-term liabilities	8,021	8,095
Loan payable	302	302

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000 shares authorized, 11,385 shares issued and 10,167 outstanding	114	114
Additional paid-in capital	82,816	82,816
Accumulated deficit	(32,335)	(31,826)
Treasury stock, at cost	(2,991)	(2,991)

	47,604	48,113

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,896	$199,990

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

THREE MONTHS ENDED MARCH 31,	2005	2004
Revenues	$32,066	$32,041

Facility expenses:
Operating expenses	28,830	28,109
Startup costs	139	1,705

	28,969	29,814

Contribution from operations	3,097	2,227

General and administrative expenses	2,254	2,153

Operating income	843	74
Interest expense, net	1,550	557

Loss from continuing operations before income taxes	(707)	(483)
Income tax benefit	(283)	(228)

Loss from continuing operations	(424)	(255)
Loss from discontinued operations, net of tax benefit of $55 and $257	(85)	(401)

Net loss	$(509)	$(656)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.04)	$(0.02)
Loss per share from discontinued operations	(0.01)	(0.04)

Net loss per share	$(0.05)	$(0.06)

Number of shares used to compute net income per share:
Basic	10,167	10,159
Diluted	10,167	10,159

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

THREE MONTHS ENDED MARCH 31,	2005	2004
Cash flows from operating activities:
Net loss	$(509)	$(656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,685	930
Deferred income tax benefit	(338)	(428)
Gain on disposal of fixed assets, net	(9)	(30)
Changes in operating assets and liabilities:
Restricted cash	(581)	1,879
Accounts receivable	782	(1,854)
Prepaid expenses and other current assets	(160)	(154)
Accounts payable and accrued liabilities	(173)	(1,513)

Net cash provided by (used in) by operating activities:	697	(1,826)

Cash flows from investing activities:
Capital expenditures including use of restricted funds	(12,504)	(6,870)
Proceeds from the sale of property, equipment and improvements	64	31
Non-current restricted cash	11,019	4,922
Other assets	(112)	(813)

Net cash used in investing activities	(1,533)	(2,730)

Cash flows from financing activities:
Borrowings on line of credit, net	722	1,796
Payments on other long-term obligation	(73)	(60)
Payments on capital lease obligation	(67)	(54)

Net cash provided by financing activities	582	1,682

Net decrease in cash and cash equivalents	(254)	(2,874)
Cash and cash equivalents at beginning of period	725	3,755

Cash and cash equivalents at end of period	$471	$881

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$1,372	$484

Income taxes	$47	$8

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The condensed, consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries and a variable interest entity: South Texas Detention Complex Local Development Corporation (collectively referred to herein as the “Company”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

The statements herein are presented in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements on Form 10-K for the Company have been omitted from these statements, as permitted under the applicable rules and regulations. The statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2— NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, the Company will be required to apply Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), initially issued by the Financial Accounting Standards Board in December, 2004. Statement 123(R) requires that the compensation cost relating to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in financial statements. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share based payment transactions with employees; however, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company has provided this information in Note 6, below, with respect to the periods ended March 31, 2004 and 2005. Based on the limited number of options currently outstanding and unvested, the Company does not expect there to be a material effect on the results from operations for the year ending December 31, 2006 from the adoption of Statement 123(R). We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123(R).

NOTE 3— LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with, or has obtained waivers, for those covenants as of March 31, 2005. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of March 31, 2005, there was $722,000 outstanding under this revolving line of credit and the remaining borrowing availability under the revolving line of credit was approximately $2.5 million, after taking into consideration $3.4 million in borrowing limitations and $12.4 million in outstanding letters of credit and other reserves. Included in the outstanding letters of credit as of March 31, 2005, was a $3.0 million letter of credit posted by the Company in order to secure its development obligations with respect to the South Texas Detention Complex. On April 18, 2005, the project was declared substantially complete and the letter of credit was terminated. The revolving line of credit is secured by all assets of the Company, except for real property.

At March 31, 2005, the Company had a $305,000 loan payable that matures in 2006 and is secured by restricted cash in an amount that approximates the remaining total of payments.

NOTE 4 –RESTRICTED CASH EQUIVALENTS AND INVESTMENTS, AND BOND AND NOTE PAYABLE

On September 22, 2004, the South Texas Detention Complex Local Development Corporation (the “Development Corporation”) issued $49.4 million of taxable revenue bonds, net of an $88,000 discount, to finance the construction of the 1,020-bed detention facility (the “South Texas Detention Complex”) in Frio County. The bonds are non-recourse to the Company. The Company is currently developing the South Texas Detention Complex for the Development Corporation. The Development Corporation, as the owner of the South Texas Detention Complex, also has entered into an operating agreement with the Company, giving the Company the sole and exclusive right to use, occupy, operate and manage the South Texas Detention Complex for a period of 20 years after its completion. The Development Corporation also granted the Company an option to purchase the South Texas Detention Complex from the Development Corporation at any time for the amount necessary to defease the bonds and for $1.00 upon the bonds being paid in full. The accounts of the Development Corporation have been consolidated with the accounts of the Company as required by FIN 46 (revised).

The proceeds of the bonds issued by the Development Corporation were disbursed at closing to pay the costs of issuing the bonds, to pay certain other project costs and deposited into escrow accounts held in trust to be used to complete the construction of the South Texas Detention Complex and to establish debt service and other reserves.

Included in long term restricted cash equivalents and investments as of March 31, 2005 are funds held in trust with respect to the South Texas Detention Complex project as follows:

Construction fund reserve	$9,472
Debt service and other reserves	6,560

$16,032

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

Included in long term restricted cash equivalents and investments is $7.8 million as of March 31, 2005 in funds held in trust with respect to the Northwest Regional Detention Center for debt service and other reserves.

The long term restricted cash equivalents and investments as of March 31, 2005 with respect to both facilities are as follows:

Construction fund reserve	$9,472
Debt service and other reserves	14,353

$23,825

NOTE 5 – CAPITALIZED INTEREST

During the three month period ended March 31, 2005, the Company incurred interest costs of approximately $1.9 million, of which the Company capitalized approximately $361,000 in connection with the construction of the South Texas Detention Complex. This compares to $1.2 million of interest costs for the three months ended March 31, 2004, of which the Company capitalized approximately $631,000 related to the Northwest Regional Detention Center.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

THREE MONTHS ENDED MARCH 31,	2005	2004
Numerator:
Net loss	$(509)	$(656)

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,167	10,159
Effect of dilutive securities – stock options	—	—

Denominator for diluted earnings per share	10,167	10,159

During the three-month periods ended March 31, 2005 and 2004, there were approximately 400,000 and 499,000 common stock equivalents respectively, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

NOTE 7 – STOCK - BASED COMPENSATION

The Company has elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, using the Black-Scholes valuation model, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

FOR THE THREE MONTHS ENDED MARCH 31,	2005	2004
Net loss, as reported	$(509)	$(656)
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(4)	(12)

Pro forma net loss	$(513)	$(668)

Loss per common share – basic and diluted
As reported	$(0.05)	$(0.06)
Pro forma	$(0.05)	$(0.07)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company believes, based upon the Company’s past experience, that, except as noted below, the insurance coverage maintained by the Company for the claims and suits currently pending against the Company or which reasonably can be expected to be asserted against the Company, should be adequate to protect the Company from any material exposure in any given matter, even if the outcome of the matter is unfavorable to the Company. However, the dollar amount of certain of the claims currently pending against the Company exceeds the amount of insurance coverage available to the Company, and, therefore, if the Company is unsuccessful in defending against such claims, the insurance coverage available to the Company may not be sufficient to satisfy those claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. In addition, if all, or a substantial number of, the claims and suits currently pending against the Company are resolved unfavorably to the Company, the insurance coverage available to the Company may not be sufficient to satisfy all such claims, and such a result could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. Notwithstanding the foregoing, however, the Company currently believes that no material adverse effect on its financial condition, liquidity or results of operations will result from the outcome of any of the claims and suits currently pending against the Company, including those listed below.

Additional information regarding certain matters is as follows:

1.	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq. , in the 236 th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

In September, 2003, following a trial related to the death of a trainee in the boot camp program at the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. The Company has filed a notice of appeal in this case, notifying the trial court of its intention to appeal the judgment to the Second Court of Appeals of Texas. The Company originally had expected to file its initial brief in this appeal during the first half of 2004; however, due to delays attributable solely to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court and the personal bankruptcy filing in November, 2004 of the co-defendant in this case, Knyvette Reyes, which placed an automatic stay on all further proceedings in this case, the Company has been unable to file its brief in support of its appeal. The Company believes that there is substantial likelihood that the Company will obtain on appeal significant relief from the judgment entered against it by the trial court.

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

The primary general and excess liability insurance policies of the Company in effect at the time of the trainees’s death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by Northland Insurance Company (“Northland”), the Company’s primary general liability insurance carrier at the time of the death of the trainee, on other claims covered by the applicable policies.) However, Northland filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an explicit finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. In light of this ruling, the Company filed a petition with the Court seeking a final judgment from the Court that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment. This petition is currently pending with the Court. The Company believes, based upon the advice of its counsel, that the Court will enter a final judgment in this case against the insurance carriers in the form requested by the Company.

Based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case and based upon the advice of the Company’s counsel that (a) the federal court should enter a final judgment that will hold that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment; (b) the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs and (c) a settlement or final judgment amount, if any, in this case is not probable to exceed $25 million, the Company at this time believes that it is not probable that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

The Company also notes that, because it maintained the primary and excess liability policies that provide coverage for the foregoing case on an “occurrence” basis, to the extent that the Company’s insurers make any payments to the plaintiffs in the foregoing case under the policies, such payments will serve to reduce the amount of insurance coverage available to the Company for other claims made against the Company that are covered by the same policies. Likewise, to the extent that the Company’s insurers make any payments to any other plaintiffs or claimants in order to settle any other claims covered under these policies, such payments will serve to reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above. As noted above, as of the date hereof, Northland has paid a total of $415,000 on other claims covered by the applicable policies, which has, therefore, reduced the amount of coverage available for this case under the Northland policies by that amount.

At present, there is only one lawsuit pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X , Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-defendant Jennifer Burkley, a former employee of the Company. Plaintiff alleges that the alleged encounters with co-defendant Burkley caused him severe mental and psychological problems, and seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The Company also has asserted that none of the alleged sexual encounters with co-defendant Burkley were the proximate cause of his mental and pyschological problems. The State of Nevada has been dismissed from this case on governmental immunity grounds. The Company is not providing a defense to co-defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier.

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

This case is currently in the latter stages of discovery. During the course of discovery, the trial court dismissed and/or granted summary judgment to the Company on a number of claims initially asserted by the plaintiffs in the case. Accordingly, at the present time, the Company’s defense counsel is preparing the remaining claims for trial. The Company also has filed an interlocutory appeal from the District Court asserting that the District Court erred in ruling that the nine (9) remaining plaintiffs properly opt-out of the Brown, Samson class action, discussed below. This appeal is currently pending before the Third Circuit Court of Appeals. (As discussed below, the District Court approved a settlement in the Brown, Samson class action on February 17, 2005.)

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

The Brown Samson suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and punitive damages on a variety of legal theories. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action on behalf of themselves and all other persons who were detained in the

Elizabeth INS Detention Center while the Company operated it. As noted above, on February 17, 2005, the District Court approved the terms of a settlement in this case that was negotiated by the Company’s liability insurance carrier and the plaintiffs’ case in order to resolve this case. Accordingly, this matter has been resolved. The Company has no obligation to contribute to this settlement.

Disputed Receivables

In December 1998, the Company entered into a subcontract to operate the Tallulah Correctional Center for Youth (“TCCY”) in Tallulah, Louisiana. The TCCY was utilized by the State of Louisiana pursuant to a contract with the City of Tallulah, the express terms of which obligated the State to maintain the facility at a full population of 686 juveniles; however, in light of the conditions at the facility inherited by the Company and the State’s desire to maintain the population of the facility at less than 686 juveniles on an interim basis, the Company entered into the subcontract to operate the TCCY on the good faith belief that the State would honor an agreement between the Company and the State under which the State would pay the Company only for the actual monthly population for a period of six-months from the commencement of operations by the Company and thereafter would either increase the population to the full capacity or pay for its full utilization, regardless of the actual population level. Accordingly, commencing in July 1999, the Company began billing the State at the 686 population level of the original contract. However, despite this agreement and the express contract terms, in September 1999, the State disavowed any obligation to increase the population to the full capacity of the facility or, in lieu thereof, to pay for the its full utilization, insisting that it was only obligated to pay for the actual number of juveniles housed in the facility, and paid the Company for services provided in accordance with this position. Accordingly, in light of this dispute, in order to be conservative, the Company recognized revenues for July, August and September 1999 only with respect to a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company) despite its belief that it was entitled to payment assuming full utilization of the facility regardless of the court order. The Company discontinued operations of the facility on September 24, 1999. The Company has filed suit in federal court seeking payment of all funds that would be owed under the original contract from the commencement of operation as well as damages for breach of the contract by the State. Pursuant to an agreement between the Company and the State, the Company has asked the court to first rule upon the State’s payment obligations, and has reserved pursuit of its other breach of contract claims. This matter has been submitted to court and the Company is awaiting the court’s decision. The Company did not incur any material losses in conjunction with this closure. At March 31, 2004, the Company has not reserved any of the approximately $673,000 receivable from the State, as the Company does not believe that it is probable that the asset has been impaired and, accordingly, expects collection of the full amount of the receivable

Until March 31, 2004, the Company operated a program under a contract whereby revenues recognized as reimbursable costs were incurred through a gross maximum price cost reimbursement arrangement. This contract had costs, including indirect costs, subject to audit and adjustment by negotiations with government representatives. Pursuant to the results of an audit for the seventeen months beginning July 1, 2001 and ended November, 2002 the State asserted it is due refunds totaling approximately $1.8 million and withheld the amount from payments made for February and March 2004 services. Based on the Company’s review of the State’s computation of the assessment, the Company believes it will recover the entire assessment, and accordingly, has not recorded a reserve against this amount. In addition, the State is currently conducting an audit for the remainder of the contract period through March 31, 2004. The Company’s contract expired March 31, 2004 and the Company elected not to compete in the competitive bid process to operate the facility past March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties. These include statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the ability to meet financial covenants; the ability to reduce various operating costs; and public resistance to privatization. Additional risk factors include those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company does not undertake any obligation to update any forward-looking statements.

General

During the three months ended March 31, 2005, the Company’s contribution from operations was $3.1 million on gross revenue of $32.1 million. The Company incurred a loss from continuing operations of $424,000 and a net loss $509,000 or $(0.05) per diluted share, when losses from discontinued operations are included. During the three months ended March 31, 2005, revenues from the Adult/Community Corrections programs comprised 62.3% of the Company’s consolidated revenue, and the Juvenile Division contributed 37.7% of the Company’s consolidated revenues.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES
THREE MONTHS ENDED MARCH 31,	2005	2004
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	89.9%	87.7%
Startup expenses	0.4%	5.4%

Total Facility expenses	90.3%	93.1%

Contribution from operations	9.7%	6.9%
General and administrative	7.0%	6.7%

Operating income	2.7%	0.2%
Interest expense, net	4.9%	1.7%

Loss before income taxes	(2.2)%	(1.5)%
Income tax benefit	(0.9)%	(0.7)%

Loss from continuing operations before tax	(1.3)%	(0.8)%
Loss from discontinued operations, net of tax	(0.3)%	(1.3)%

Net loss	(1.6)%	(2.1)%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues increased by $25,000 or 0.1% for the three months ended March 31, 2005 to $32.1 million compared to the same period in 2004 due primarily to:

•	an increase of $7.4 million from the opening of four new facilities since March 31, 2004 (849 beds); partially offset by

•	a decrease of $1.4 million from the changes in net population offset with net per diem increases at existing facilities; and

•	a decrease of $6.0 million from the termination of contracts at four facilities (736 beds in 2004).

Operating expenses increased $720,000 or 2.2% as a percentage of revenue for the three months ended March 31, 2005 to $28.8 million compared to the same period in 2004. As a percentage of revenues (89.9%), operating expenses for the three months ended March 31, 2005 increased 2.6% to that of the prior period. Increases in various operating expenses, such as workers compensation insurance, medical and dental service, business insurance, and depreciation, were offset by lower payroll costs at existing facilities. The Company incurred approximately $139,000 in startup expenses primarily associated with the new South Texas Detention Complex facility that will be opening at the end of the second quarter of 2005 compared to $1.7 million in start-up costs for three months ended March 31, 2004 for opening eight new facilities.

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

General and administrative expenses increased $101,000 or 4.7% for the three months ended March 31, 2005 compared to the same period in 2004. As a percentage of revenues, general and administrative expenses increased to 7.0% for the three months ended March 31, 2005 compared to 6.7% for the three months ended March 31, 2004. The increase was primarily related to consulting costs associated with our compliance with the Sarbanes-Oxley Act, and travel and entertainment.

Interest costs including capitalized interest, net of interest income, was $1.9 million for the three months ended March 31, 2005 compared to $1.2 million for the three months ended March 31, 2004, a net increase in interest costs of approximately $700,000. The increase is primarily attributed to $553,000 of interest on the note payable related to the construction of the South Texas Detention Complex and $76,000 of additional interest related to the working capital line of credit. The Company’s interest expense relates to interest paid by the Company with respect to borrowings under its working capital line of credit, interest deemed payable under the Company’s capitalized lease obligations with respect to the Arizona State Prison – Phoenix West, Arizona State Prison – Florence West and interest payable with respect to the financings of the Northwest Regional Detention Center and the South Texas Detention Complex.

During the three months ended March 31, 2005, the Company capitalized $361,000 in interest related to qualified expenditures in connection with the construction of the South Texas Detention Complex and incurred an additional $192,000 in interest expense related to this project. During the three months ended March 31, 2004, the Company capitalized interest of $631,000 related to the Tacoma, Washington facility.

For the three months ended March 31, 2005, the Company recognized an income tax benefit of $338,000 compared to $485,000 for the three months ended March 31, 2004. Of the 2005 benefit, $283,000 and $55,000 were allocated to continuing operations and discontinued operations, respectively. Of the 2004 benefit, $228,000 and $257,000 were allocated to continuing operations and discontinued operations, respectively. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items, which caused the income tax from continuing operations to exceed the statutory rate. For the three months ended March 31, 2005, the estimated effective rate used for continuing operations was approximately 40.0% vs. 47.2% for 2004. The effective rate associated with discontinued operations is not affected by non-deductible items.

The Company recorded a loss from discontinued operations of $85,000, net of a $55,000 tax benefit, compared to loss from discontinued operations of $401,000, net of a $257,000 tax benefit in 2004. The loss for the period ending March 31, 2005, relates primarily to the Genesis Treatment agency program in Virginia discontinued in 2003. While the loss for 2004 relates to the Tarkio Academy in Missouri, the Hemphill County juvenile facility in Canadian, Texas, the Keweenaw facility in Michigan, and the Genesis Treatment Agency program in Virginia which the Company discontinued in 2003 and 2004.

Liquidity and Capital Resources

At March 31, 2005, the Company had $471,000 in cash, $11.5 million in current restricted cash and working capital of $10.8 million compared to December 31, 2004 when the Company had $725,000 cash, $10.9 million in current restricted cash and working capital of $11.7 million. The current restricted cash consists primarily of the (a) current portion of the proceeds of the bonds issued by the South Texas Development Corporation to finance the construction of the South Texas Detention Complex, which are currently held in escrow for use in completing the construction of the facility and to fund certain current reserve requirements under the indenture for the bonds, and (b) the current portion of the debt service and other reserve funds established under the loan agreement between WEDFA and CSC of Tacoma, LLC related to the financing of the Northwest Regional Detention Center.

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

In October 2002, the Company entered into a financing agreement with General Electric Capital Corporation (hereinafter referred to as the “Credit Agreement”), which has been amended various times since inception. The Credit Agreement imposes various financial covenants on the Company, which, among other things, obligate the Company to maintain a minimum net worth, minimum monthly cash flow levels, minimum EBITDA levels, and establishes certain borrowing base criteria. The Company is in compliance with or has received waivers of compliance with all covenants as of March 31, 2005. Additionally, the Credit Agreement prohibits the payment of any dividends. The Company’s borrowing base under the Credit Agreement is primarily a function of the balance of eligible accounts receivable held by the Company at any given time. The Credit Agreement is secured by all of the assets of the Company, except real property, and consists of a $19 million revolving line of credit, which accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. The Company also incurs a monthly fee based on 0.5% of its unused line of credit, with an annual fee of $75,000. The line of credit is used primarily to fund the working capital requirements of the Company.

As of March 31, 2005, there was $722,000 outstanding balance under this revolving line of credit and the Company had approximately $2.5 million in borrowing availability thereunder, after taking into account outstanding letters of credit of $12.4 million, the principal amount of which are charged against the line of credit, and borrowing base limitations of $3.4 million. Included in the outstanding letters of credit as of March 31, 2005, was a $3.0 million letter of credit posted by the Company in order to secure its development obligations with respect to the South Texas Detention Complex. On April 18, 2005, the project was declared substantially complete and the letter of credit was terminated. Also as part of the bond indenture, is a requirement for the Company to fund an addition $1.1 million when the facility is complete. The Company made this payment on May 5, 2005.

The Credit Agreement matures on September 25, 2005. The Company expects to enter into a new long-term financing agreement under similar terms and conditions; however, there can be no assurances that the Company will be successful in obtaining this new agreement.

Net cash provided by operating activities was $697,000 for the three months ended March 31, 2005 compared to net cash used by operating activities of $1.8 million for the three months ended March 31, 2004. The change was attributable primarily to the increase in income from operations adjusted for depreciation and amortization, and to the timing of receipts on accounts receivables and payments on accounts payables.

Net cash of $1.5 million was used in investing activities during the three months ended March 31, 2005 as compared to $2.7 million used in investing activities in the three months ended March 31, 2004. During the 2005 period, the Company’s uses included $11.6 million for the payment of construction costs of the South Texas Detention Complex and other new facilities offset with $11.0 million of long-term restricted cash. The remaining capital expenditures are associated with the capitalization of interest in the amount of $449,000 and $408,000 for the purchase of property and equipment at existing facilities. In the comparable period for 2004, approximately $6.1 million was used for the construction of the Northwest Regional Detention Center. The remaining use was to purchase property and equipment at existing facilities.

Net cash of $582,000 was provided by financing activities for the three months ended March 31, 2005 as compared to $1.7 million provided by financing activities for the three months ended March 31, 2004. During the 2005 period, funds were borrowed under the line of credit to provide capital necessary to cover working capital and capital expenditures requirements. During the 2004 period, funds were borrowed under the line of credit to provide capital necessary to cover the additional working capital requirements associated with the startup of new facilities.

Critical Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company routinely evaluates its estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is described in Note A to our financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2004. The significant accounting policies and estimates, which we believe are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

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

Asset Impairments

As of March 31, 2005, the Company had approximately $103.7 million in long-lived property and equipment, assets under capital leases, and construction in progress. Additionally, the Company has assets held for sale of approximately $6.7 million. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows or other measures of fair value, to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There were no impairments the three months ended March 31, 2005.

Start up Costs

The Company incurs costs as it relates to the start up of new facilities. These costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, but generally within the first three full months of operations. Also, to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $139,000 for three months ended March 31, 2005, and $1.7 million for the three months ended March 31, 2004.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are carried at cost. Depreciation of buildings is computed using the straight-line method over twenty and thirty year periods. Depreciation of equipment is computed using the straight-line method over a five-year period. Leasehold improvements are amortized over the life of the asset or the applicable lease term. Amortization of certain improvements to manage facilities may exceed the term of the management contract, including renewal options based on management’s estimate of expected contract renewals.

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

We use input from our insurance carriers, insurance brokers, and third party administrators to develop, monitor, and improve our insurance programs and assess our insurance coverage and costs, safety, incentive, and back to work type programs, and assist with our overall adequacy of the individual and aggregate claim reserves. During 2005, we anticipate that we would involve an independent actuary to further assist us in our ongoing assessment of the adequacy of our insurance coverage and review of our claim history for, among other things, trends, impacts of cost controlling measures, and the sufficiency of our insurance reserves. The results of the actuary’s review, among other things, could suggest that our reserves require further refinement, either an increase or a decrease of the reserve amounts, which would be reflected in 2005’s results of operations as a change in estimate.

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

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses at the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the three months ended March 31, 2005 and 2004, the Company did not recognize any loss contract costs.

Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has recorded the results of operations of components that have either been disposed of or are classified as held for sale under discontinued operations on the income statement. The Company defines components that have been disposed of as facilities not operating under a management agreement where the Company has unilaterally terminated its various contracts with sending agencies or has otherwise ceased operations. In these disposal situations, the Company typically has a significant facility investment or on-going lease obligations. In situations where management agreements with a principal agency are terminated in accordance with the contract provisions, whether or not subject to renewal or proposal and the Company has no significant facility investment or on-going financial obligations, the results of operations of these facilities continue to be recorded in continuing operations. In the event that a termination of a management agreement involves an on-going financial obligation or where a significant asset is owned or leased, discontinued operations may be reported based on management’s assessment of the transaction.

Commitments and Contingencies

As more fully discussed under “Legal Proceedings”, the nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. Additionally, the Company is subject to audits of contracting agencies and other contingencies. Commitments and contingencies are evaluated and assessed individually to determine whether a liability has been incurred or whether disclosure is otherwise required.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces statement 123, Accounting for Stock-Based Compensation and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of January 1, 2006., and the Company plans on using the modified prospective method, effective July 1, 2005. The Company is currently evaluating the impact of Statement 123(R). An illustration of the impact on our net income and earning per share is presented in Note 7, “Stock Based Compensation” of this section, assuming, the Company elects to account for its employee stock compensation plans using the fair value based method of accounting defined in SFAS No. 123, using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123(R).

On April 14, 2005 the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123(R). Under the SEC’s rule, FAS 123(R) is now effective for Correctional Services beginning January 1, 2006.

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

		Expected Maturity Dates
		2005	2006	2007	2008	2009	after	Total	Value
Fixed rate debt (in thousands) Loan payable;		$3	$302	$—	$—	$—	$—	$305	$305

Bond and note payable		$4,705	$4,905	$9,260	$9,650	$10,085	$68,069	$106,674	$106,674

Weighted average interest rate at March 31, 2004	5.27%

Variable rate debt		$—	$—	$—	$—	$—	$—	$—	$—

Weighted average interest rate at March 31, 2004	N/A

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

The Certifying Officers also have indicated that there were no changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Notwithstanding the foregoing, the Company has determined that the following matters should be deemed material to the Company, because either: (a) the claims asserted against the Company in the following cases depart from those asserted against the Company in the normal course of the Company’s business; or (b) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company’s current assets on a consolidated basis as of December 31, 2004 and the Company does not maintain insurance coverage for the claims asserted in the case or does not maintain insurance coverage sufficient to cover the amounts sought from the Company in the case:

1.	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq. , in the 236 th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

As described in the Company’s previous filings with the SEC, and as otherwise announced publicly by the Company, in September, 2003, following a trial related to the death of a trainee in the boot camp program at the Tarrant County Community Correctional Center, which was being operated by the Company at the time of the trainee’s death, a Tarrant County, Texas trial court entered a judgment against the Company for a total of $37.5 million in compensatory damages and $750,000 in punitive damages. The Company has filed a notice of appeal in this case, notifying the trial court of its intention to appeal the judgment to the Second Court of Appeals of Texas. The Company originally had expected to file its initial brief in this appeal during the first half of 2004; however, due to delays attributable solely to the failure of the court reporter to file certified copies of the transcript from the trial with the appellate court and the personal bankruptcy filing in November, 2004 of the co-defendant in this case, Knyvette Reyes, which placed an automatic stay on all further proceedings in this case, the Company has been unable to file its brief in support of its appeal. Accordingly, at this time, it is not possible to provide any estimate as to when this matter will be resolved and when the Second Court of Appeals will hear the Company’s appeal. Nevertheless, based upon the advice of defense counsel, the Company believes that there is substantial likelihood that the Company will obtain on appeal significant relief from the judgment entered against it by the trial court.

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

The primary general and excess liability insurance policies of the Company in effect at the time of the trainees’s death provided $35 million of coverage, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by Northland Insurance Company (“Northland”), the Company’s primary general liability insurance carrier at the time of the death of the trainee, on other claims covered by the applicable policies.) However, Northland filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an explicit finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. In light of this ruling, the Company recently has filed a petition with the Court seeking a final judgment from the Court that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment. This petition is currently pending with the Court. The Company believes, based upon the advice of its counsel, that the Court will enter a final judgment in this case in the form requested by the Company.

Based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case and based upon the advice of the Company’s counsel that (a) the federal court should enter a final judgment that will hold that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment; (b) the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs and (c) a settlement or final judgment amount, if any, in this case is not probable to exceed $25 million, the Company at this time believes that it is not probable othat the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

The Company also notes that, because it maintained the primary and excess liability policies that provide coverage for the foregoing case on an “occurrence” basis, to the extent that the Company’s insurers make any payments to the plaintiffs in the foregoing case under the policies, such payments will serve to reduce the amount of insurance coverage available to the Company for other claims made against the Company that are covered by the same policies. Likewise, to the extent that the Company’s insurers make any payments to any other plaintiffs or claimants in order to settle any other claims covered under these policies, such payments will serve to reduce the amount of insurance coverage available to the Company for the settlement of or payment of the judgment in the Alexander case described above. As noted above, as of the date hereof, Northland has paid a total of $415,000 on other claims covered by the applicable policies, which has, therefore, reduced the amount of coverage available for this case under the Northland policies by that amount.

At present, there is only one lawsuit pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X , Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who has brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-Defendant Jennifer Burkley, a former employee of the Company. Plaintiff alleges that the alleged encounters with co-defendant Burkley caused him severe mental and psychological problems, and seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The Company also has asserted that none of the alleged sexual encounters with co-defendant Burkley were the proximate cause of his mental and pyschological problems. The State of Nevada has been dismissed from this case on governmental immunity grounds. The Company is not providing a defense to co-defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier.

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

This case is currently in the latter stages of discovery. During the course of discovery, the trial court dismissed and/or granted summary judgment to the Company on a number of claims initially asserted by the plaintiffs in the case. Accordingly, at the present time, the Company’s defense counsel is preparing the remaining claims for trial. The Company also has filed an interlocutory appeal from the District Court asserting that the District Court erred in ruling that the nine (9) remaining plaintiffs properly opt-out of the Brown, Samson class action, discussed below. This appeal is currently pending before the Third Circuit Court of Appeals. (As discussed below, the District Court approved a settlement in the Brown, Samson class action on February 17, 2005.)

In any event, the Company believes that it should have more than adequate insurance coverage available to it to cover any adverse outcome in this case. Therefore, at this time, the Company does not believe that is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation.

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

Material Developments:

On February 17, 2005, the United States District Court for the District of New Jersey preliminarily approved the terms of a settlement negotiated by the Company’s liability insurance carrier and the plaintiffs’ counsel in the following matter:

•	Brown, Samson, et al., v. Esmor Correctional Services, Inc., Esmor, Inc., Esmor New York State Correctional Facilities, Inc., Esmor Management, Inc., Esmor Manhattan, Inc, Esmor Brooklyn, Inc., Esmor New Jersey, Inc., James Slattery and Aaron Speisman, Superior Court of the State of New York, No. 8654/96; removed to US District Court for the Southern District of New York; transferred to the US District Court for the District of New Jersey

The Brown Samson suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and punitive damages on a variety of legal theories. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action on behalf of themselves and all other persons who were detained in the Elizabeth INS Detention Center while the Company operated it. As noted above, on February 17, 2005, the District Court preliminarily approved the terms of a settlement in this case that was negotiated by the Company’s liability insurance carrier and the plaintiffs’ case in order to resolve this case. Accordingly, this matter has been substantially resolved. The Company has no obligation to contribute to this settlement.

•	Scianetti, Adorno, Womble and Johnson v. Correctional Services Corporation, Case. No. 01 CV 9170 in the United States District Court for the Southern District of New York.

Since the filing of the Company’s Annual Report on Form 10-K, the claims remaining in the foregoing case were tried to a jury in the United States District Court for the Southern District of New York, the outcome of which was favorable to the Company. Accordingly, the Company no longer considers this matter to present any potential for material loss to the Company.

Items 2, 3, 4 and 5 have been omitted from disclosure, as these items are not applicable.

Item 6. Exhibits

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

Dated: May 16, 2005