Form 10-Q
period 2005-06-30
CORRECTIONAL SERVICES CORP
filed 2005-08-15
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Number of shares of common stock outstanding on August 15, 2005: 10,169,607

CORRECTIONAL SERVICES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands)

	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,137	$725
Restricted cash and cash equivalents	7,240	10,905
Accounts receivable, net	29,525	25,986
Deferred tax asset	2,850	2,850
Prepaid expenses and other current assets	2,323	2,140

Total current assets	43,075	42,606

PROPERTY, EQUIPMENT, CONSTRUCTION IN PROGRESS AND LEASEHOLD IMPROVEMENTS, NET	109,673	92,345
PROPERTY HELD FOR SALE	6,670	6,670

OTHER ASSETS
Long term restricted cash equivalents and investments	18,242	34,843
Deferred tax asset, net	9,501	8,631
Goodwill, net	679	679
Deferred loan costs, net	10,131	11,183
Other	2,799	3,033

TOTAL ASSETS	$200,770	$199,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,630	$817
Accrued liabilities	19,954	24,582
Current portion of capital lease obligations	519	500
Current portion of long term liabilities and line of credit	10,277	5,021

Total current liabilities	33,380	30,920

LONG TERM LIABILITIES
Bond and note payable	101,983	101,962
Capital lease obligation	10,355	10,598
Other long-term liabilities	7,948	8,095
Loan payable	300	302

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 30,000 shares authorized, 11,387 shares issued and 10,169 outstanding as of June 30, 2005 and 11,385 shares issued and 10,167 outstanding as of December 31, 2004	114	114
Additional paid-in capital	82,820	82,816
Accumulated deficit	(33,139)	(31,826)
Treasury stock, at cost	(2,991)	(2,991)

	46,804	48,113

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,770	$199,990

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

THREE MONTHS ENDED JUNE 30,	2005	2004
Revenues	$34,225	$33,235

Facility expenses:
Operating expenses	29,588	28,352
Startup costs	2,073	1,134

	31,661	29,486

Contribution from operations	2,564	3,749

Other operating expenses:
General and administrative expenses	2,429	2,148
Loss (gain) on disposal of assets	(10)	563

	2,419	2,711

Operating income	145	1,038
Interest expense, net	1,340	1,074

Loss from continuing operations before income taxes	(1,195)	(36)
Income tax (benefit) provision	(477)	90

Loss from continuing operations	(718)	(126)
Loss from discontinued operations, net of tax benefit of $54 and $850	(86)	(1,329)

Net loss	$(804)	$(1,455)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.07)	$(0.01)
Loss per share from discontinued operations	(0.01)	(0.13)

Net loss per share	$(0.08)	$(0.14)

Number of shares used to compute net income per share:
Basic	10,169	10,166
Diluted	10,169	10,166

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share data)

SIX MONTHS ENDED JUNE 30,	2005	2004
Revenues	$66,291	$65,276

Facility expenses:
Operating expenses	58,418	56,461
Startup costs	2,212	2,839

	60,630	59,300

Contribution from operations	5,661	5,976

Other operating expenses:
General and administrative expenses	4,692	4,331
Loss (gain) on disposal of assets	(19)	533

	4,673	4,864

Operating income	988	1,112
Interest expense, net	2,890	1,631

Loss from continuing operations before income taxes	(1,902)	(519)
Income tax benefit	(760)	(138)

Loss from continuing operations	(1,142)	(381)
Loss from discontinued operations, net of tax benefit of $109 and $1,107	(171)	(1,730)

Net loss	$(1,313)	$(2,111)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.11)	$(0.04)
Loss per share from discontinued operations	(0.02)	(0.17)

Net loss per share	$(0.13)	$(0.21)

Number of shares used to compute net income per share:
Basic	10,168	10,165
Diluted	10,168	10,165

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

SIX MONTHS ENDED JUNE 30,	2005	2004
Cash flows from operating activities:
Net loss	$(1,313)	$(2,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,389	2,214
Deferred income tax benefit	(870)	(1,188)
(Gain) loss on disposal of fixed assets, net	(19)	524
Changes in operating assets and liabilities:
Restricted cash	3,665	1,277
Accounts receivable	(3,538)	(3,551)
Prepaid expenses and other current assets	(184)	85
Restructuring, impairment and loss contract reserves	—	1,463
Accounts payable and accrued liabilities	(2,816)	29

Net cash used in operating activities:	(1,686)	(1,258)

Cash flows from investing activities:
Capital expenditures including use of restricted funds	(19,515)	(10,182)
Proceeds from the sale of property, equipment and improvements	2	33
Non-current restricted cash	16,601	10,596
Other assets	105	(217)

Net cash (used in) provided by investing activities	(2,807)	230

Cash flows from financing activities:
Borrowings on line of credit, net	5,254	—
Payments on other long-term obligation	(129)	(120)
Payments on capital lease obligation	(224)	(126)
Stock options exercised	4	13

Net cash provided by (used in) financing activities	4,905	(233)

Net increase (decrease) in cash and cash equivalents	412	(1,261)
Cash and cash equivalents at beginning of period	725	3,755

Cash and cash equivalents at end of period	$1,137	$2,494

Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$2,747	$2,144

Income taxes	$47	$92

The accompanying notes are an integral part of these statements.

CORRECTIONAL SERVICES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 1 – BASIS OF PRESENTATION

The condensed, consolidated financial statements include the accounts of Correctional Services Corporation and its wholly owned subsidiaries and a variable interest entity: South Texas Detention Complex Local Development Corporation (collectively referred to herein as the “Company”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2— NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, the Company will be required to apply Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), initially issued by the Financial Accounting Standards Board in December, 2004. Statement 123(R) requires that the compensation cost relating to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in financial statements. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share based payment transactions with employees; however, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company has provided this information in Note 7, below, with respect to the periods ended June 30, 2004 and 2005. Based on the limited number of options currently outstanding and unvested, the Company does not expect there to be a material effect on the results from operations for the year ending December 31, 2006 from the adoption of Statement 123(R). We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123(R).

NOTE 3— LOAN PAYABLE AND LINE OF CREDIT

The Company’s credit facility, as amended, is subject to compliance with various financial covenants and borrowing base criteria. The Company is in compliance with, or has obtained waivers, for those covenants as of June 30, 2005. The credit facility consists of a $19 million revolving line of credit that matures on September 25, 2005 and accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. As of June 30, 2005, there was $5.3 million outstanding under this revolving line of credit and the remaining borrowing availability under the revolving line of credit was approximately $2.8 million, after taking into consideration $2.1 million in borrowing limitations and $8.8 million in outstanding letters of credit and other reserves. The revolving line of credit is secured by all assets of the Company, except for real property.

At June 30, 2005, the Company had a $303,000 loan payable that matures in 2006 and is secured by restricted cash in an amount that approximates the remaining total of payments.

NOTE 4 –RESTRICTED CASH EQUIVALENTS AND INVESTMENTS, AND BOND AND NOTE PAYABLE

On September 22, 2004, the South Texas Detention Complex Local Development Corporation (the “Development Corporation”) issued $49.4 million of taxable revenue bonds, net of an $88,000 discount, to finance the construction of the 1,020-bed detention facility (the “South Texas Detention Complex”) in Frio County. The bonds are non-recourse to the Company. The Company developed the South Texas Detention Complex for the Development Corporation which was substantially completed as of June 30, 2005. The Development Corporation, as the owner of the South Texas Detention Complex, also has entered into an operating agreement with the Company, giving the Company the sole and exclusive right to use, occupy, operate and manage the South Texas Detention Complex for a period of 20 years after its completion. The Development Corporation also granted the Company an option to purchase the South Texas Detention Complex from the Development Corporation at any time for the amount necessary to defease the bonds and for $1.00 upon the bonds being paid in full. The accounts of the Development Corporation have been consolidated with the accounts of the Company as required by FIN 46 (revised).

The proceeds of the bonds issued by the Development Corporation were disbursed at closing to pay the costs of issuing the bonds, to pay certain other project costs and deposited into escrow accounts held in trust to be used to complete the construction of the South Texas Detention Complex and to establish debt service and other reserves.

Included in long term restricted cash equivalents and investments as of June 30, 2005 are funds held in trust with respect to the South Texas Detention Complex project as follows:

Construction fund reserve	$2,988
Debt service and other reserves	8,539

$11,527

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

Included in long term restricted cash equivalents and investments is $6.7 million as of June 30, 2005 in funds held in trust with respect to the Northwest Regional Detention Center for debt service and other reserves.

The long term restricted cash equivalents and investments as of June 30, 2005 with respect to both facilities are as follows:

Construction fund reserve	$2,988
Debt service and other reserves	15,254

$18,242

NOTE 5 – CAPITALIZED INTEREST

During the three and six months ended June 30, 2005, the Company incurred interest costs of approximately $1.9 million and $3.8 million, respectively, of which the Company capitalized approximately $523,000 and $884,000 respectively in connection with the construction of the South Texas Detention Complex. This compares to $1.2 million and $2.4 million, respectively of interest costs for the three and six months ended June 30, 2004, of which the Company capitalized approximately $91,000 and $722,000, respectively, related to the Northwest Regional Detention Center.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

SIX MONTHS ENDED JUNE 30,	2005	2004
Numerator:
Net loss	$(1,313)	$(2,111)

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,168	10,165
Effect of dilutive securities – stock options	—	—

Denominator for diluted earnings per share	10,168	10,165

THREE MONTHS ENDED JUNE 30,	2005	2004
Numerator:
Net loss	$(804)	$(1,455)

Denominator:
Basic earnings per share:
Weighted average shares outstanding	10,169	10,166
Effect of dilutive securities – stock options	—	—

Denominator for diluted earnings per share	10,169	10,166

During the six months ended June 30, 2005 and 2004, there were approximately 375,000 and 488,000 common stock equivalents respectively, that were excluded from the calculation of earnings per share because their effect would have been anti-dilutive.

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

Had compensation cost for the Company’s stock option plan been determined on the fair value at the grant dates for stock-based employee compensation arrangements consistent with the method required by SFAS No. 123, using the Black-Scholes valuation model, the Company’s net loss and net loss per common share would have been the pro forma amounts indicated below:

FOR THE SIX MONTHS ENDED JUNE 30,	2005	2004
Net loss, as reported	$(1,313)	$(2,111)
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(7)	(28)

Pro forma net loss	$(1,320)	$(2,139)

Loss per common share – basic and diluted
As reported	$(0.13)	$(0.21)
Pro forma	$(0.13)	$(0.21)

FOR THE THREE MONTHS ENDED JUNE 30,	2005	2004
Net loss, as reported	$(804)	$(1,455)
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(4)	(16)

Pro forma net loss	$(808)	$(1,471)

Loss per common share – basic and diluted
As reported	$(0.08)	$(0.14)
Pro forma	$(0.08)	$(0.14)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. Based upon the Company’s past experience and an assessment of the risks of the Company’s business, the Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected to be asserted against the Company, such as worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits.

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

Additional information regarding certain matters is as follows:

1.	Alexander, Rickey, et al. v. Correctional Services Corporation, Unidentified CSC Employees, Knyvette Reyes, R.N., Dr. Samuel Lee, D.O., & Tony Schaffer, Esq., in the 236 th Judicial District Court, Tarrant County, Cause No. 236-187481-01.

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

On August 9, 2005, the bankruptcy court having jurisdiction over Ms. Reyes’ bankruptcy proceedings issued an order lifting the stay on further proceedings in this case. Accordingly, the Company expects to file its initial brief in support of its appeal in the coming weeks. The Company believes, based upon the advice of its counsel, that there is a substantial likelihood that the Company will obtain on appeal significant relief from the judgment entered against it by the trial court.

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

The primary general and excess liability insurance policies of the Company in effect at the time of the trainee’s death provided $35 million of coverage to the Company, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by Northland Insurance Company (“Northland”), the Company’s primary general liability insurance carrier at the time of the death of the trainee, on other claims covered by the applicable policies.) However, in May 2003, Northland filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an affirmative finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. Northland subsequently filed a motion with the Court seeking a reconsideration of its previous denial of Northland’s request for summary judgment, which was denied by the Court. In light of these rulings, the Company filed a petition with the Court seeking a final judgment from the Court that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment. This petition is currently pending with the Court. The Company believes, based upon the advice of its counsel, that the Court will enter a final judgment in this case against the insurance carriers in the form requested by the Company.

Based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case, and has denied Northland’s request for reconsideration of its decision, and based upon the advice of the Company’s counsel that (a) the federal court should enter a final judgment that will hold that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment; (b) the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs and (c) it is not probable that a settlement or final judgment amount, if any, in this case will exceed $25 million, the Company at this time believes that it is not probable that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

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

At present, there is only one lawsuit or other claim pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X, Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who initially brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-defendant Jennifer Burkley, a former employee of the Company. Plaintiff alleges that the alleged encounters with co-defendant Burkley caused him severe mental and psychological problems, and seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The Company also has asserted that none of the alleged sexual encounters with co-defendant Burkley were the proximate cause of his mental and pyschological problems. The State of Nevada was dismissed from this case on governmental immunity grounds. The Company is not providing a defense to co-defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier.

In January 2005, the Court in this case granted the Company’s motions for summary judgment on the Plaintiff’s civil rights and intentional infliction of emotional distress claims and to disqualify the expert testimony proffered by the Plaintiff in support of his allegations that alleges that the alleged encounters with co-defendant Burkley caused him severe mental and psychological problems. These rulings left only the Plaintiff’s assault and battery claims remaining in this case. The Company intends to defend these claims on the grounds that the Plaintiff consented to the encounters with Burkley, and that, in any event, Burkley was acting outside of the scope of her employment in engaging in the encounters with the Plaintiff.

In light of the facts that (a) the Plaintiff’s assault and battery claims are the only claims remaining in this case, (b) the District Court’s order prohibits the Plaintiff from presenting any expert testimony to support his claims that his current mental and psychological problems resulted from his encounters with Burkley and (c) Plaintiff did not suffer any physical injuries as a result of the alleged encounters, the Company does not believe that it is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation.

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

The Jama case was initiated in July 1997 by a group of former detainees in the INS Detention Center that the Company formerly operated in Elizabeth, New Jersey. The suit asserts that the Company is liable for personal injuries and property damage allegedly caused by the negligent and intentional acts of the Company, certain of the current and former officers of the Company and a number of former employees of the Company who served as guards at the detention facility. The Complaint filed in this case asserts numerous legal theories. No monetary damages have been stated. The Plaintiffs in this case are represented by the Rutgers University Law School Constitutional Law Clinic. The Company believes that it has meritorious legal and factual defenses to the claims asserted by the plaintiffs in this case, and is vigorously pursuing its defense of those claims.

This case is currently in the latter stages of discovery. During the course of discovery, the trial court dismissed and/or granted summary judgment to the Company on a number of claims initially asserted by the plaintiffs in the case. Accordingly, at the present time, the Company’s defense counsel is preparing the remaining claims for trial. The Company also has filed an interlocutory appeal from the District Court asserting that the District Court erred in ruling that the nine (9) remaining plaintiffs properly opt-out of the Brown class action, discussed below. This appeal is currently pending before the Third Circuit Court of Appeals. (As discussed below, the District Court approved a settlement in the Brown, Samson class action on August 10, 2005.)

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

In June, 2001, the City of Tallulah filed suit against Trans-American Development Assoc. and Correctional Services Corporation, alleging that either or both parties are obligated to continue to pay to the City an annual “management fee” of $150,000 related to the Tallulah Correctional Center for Youth, despite the fact that neither party is currently operating the facility. The Complaint filed by the City in this matter does not specify the amount of damages that the City is seeking, but, based on the theory outlined in the City’s complaint, the Company has estimated that the City likely will seek approximately $3,250,000 in this case. The Company believes that the City’s case against the Company is wholly without merit and is vigorously defending against this claim. Therefore, at this time, the Company does not believe that it is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation. However, in light of the fact that this matter is not covered by any form of insurance available to the Company, and given the inherent uncertainties associated with litigation, no assurance can be given that this litigation will be resolved favorably to the Company.

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

The Brown suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and punitive damages on a variety of legal theories. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action on behalf of themselves and all other persons who were detained in the Elizabeth INS Detention Center while the Company operated it. On February 17, 2005, the District Court approved the terms of a settlement in this case that was negotiated by the Company’s liability insurance carrier and the plaintiffs’ case in order to resolve this case. The Company has no obligation to contribute to this settlement. On August 10, 2005, the District Court formally approved this settlement. Accordingly, this matter has been resolved.

Disputed Receivables

In December 1998, the Company entered into a subcontract to operate the Tallulah Correctional Center for Youth (“TCCY”) in Tallulah, Louisiana. The TCCY was utilized by the State of Louisiana pursuant to a contract with the City of Tallulah, the express terms of which obligated the State to maintain the facility at a full population of 686 juveniles; however, in light of the conditions at the facility inherited by the Company and the State’s desire to maintain the population of the facility at less than 686 juveniles on an interim basis, the Company entered into the subcontract to operate the TCCY on the good faith belief that the State would honor an agreement between the Company and the State under which the State would pay the Company only for the actual monthly population for a period of six-months from the commencement of operations by the Company and thereafter would either increase the population to the full capacity or pay for its full utilization, regardless of the actual population level. Accordingly, commencing in July 1999, the Company began billing the State at the 686 population level of the original contract. However, despite this agreement and the express contract terms, in September 1999, the State disavowed any obligation to increase the population to the full capacity of the facility or, in lieu thereof, to pay for the its full utilization, insisting that it was only obligated to pay for the actual number of juveniles housed in the facility, and paid the Company for services provided in accordance with this position. Accordingly, in light of this dispute, in order to be conservative, the Company recognized revenues for July, August and September 1999 only with respect to a population level of 620 (the population level the facility was approved to house by the local judicial authority prior to commencement of operations by the Company) despite its belief that it was entitled to payment assuming full utilization of the facility regardless of the court order. The Company discontinued operations of the facility on September 24, 1999. The Company has filed suit in federal court seeking payment of all funds that would be owed under the original contract from the commencement of operation as well as damages for breach of the contract by the State. Pursuant to an agreement between the Company and the State, the Company asked the court to first rule upon the State’s payment obligations, and reserved pursuit of its other breach of contract claims. On August 2, 2005, the federal district court judge to whom this case was assigned issued a memorandum order that denied the Company’s claim for payment of the $673,000. The Company is currently considering whether to seek reconsideration and/or to appeal this order. At June 30, 2005, this receivable is fully reserved.

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

NOTE 9 – SUBSEQUENT EVENT

On July 14, 2005, the Company entered into an Agreement and Plan of Merger by and among The GEO Group, Inc. (“GEO”), GEO Acquisition, Inc. (“Merger Sub”) and the Company (the “Merger Agreement”) providing for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of GEO (the “Merger”). Pursuant to the Merger, each share of common stock of the Company (“Company Common Stock”) will be converted into the right to receive $6.00 in cash, without interest (the “Merger Consideration”).

Each holder of an option to purchase shares of Company Common Stock, granted pursuant to any Company stock option plan (each, a “Company Stock Option”), that is outstanding and unexercised as of the effective time of the Merger and has an exercise price per share that is less than the Merger Consideration will receive an amount in cash equal to the product of (i) the difference between the Merger Consideration and the applicable exercise price and (ii) the aggregate number of shares of Company Common Stock issuable upon the exercise of the Company Stock Option.

The Merger Agreement contains certain termination rights for both the Company and GEO, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company and GEO, as the case may be, may be obligated to make termination payments aggregating $3,000,000 to the other.

Consummation of the Merger is subject to various customary conditions, including the approval by the stockholders of the Company and the receipt of the required regulatory approvals. There can be no assurances that the Company and GEO will consummate the Merger.

The Company’s President and Chief Executive Officer is negotiating to purchase the Company’s Juvenile Division from GEO upon GEO’s acquisition of the division following consummation of the merger. The negotiations for the purchase of the Juvenile Division from GEO following GEO’s acquisition of the Company have been ongoing since the execution of the merger agreement, but no definitive agreement has yet been reached. If an agreement cannot be reached, GEO has advised the Company, which is not involved in the negotiations, that it will seek alternate buyers for the division. GEO can only sell the Juvenile Division after it has consummated the merger and the closing of the merger is not contingent on GEO’s sale of the Juvenile Division.

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

General

During the six months ended June 30, 2005, the Company’s contribution from operations was $5.7 million on gross revenue of $66.3 million. The Company incurred a loss from continuing operations of $1.1 million and a net loss $1.3 million or $(0.13) per diluted share, when losses from discontinued operations are included. During the six months ended June 30, 2005, revenues from the Adult/Community Corrections programs comprised 62.2% of the Company’s consolidated revenue, and the Juvenile Division contributed 37.8% of the Company’s consolidated revenues.

During the three months ended June 30, 2005, the Company’s contribution from operations was $2.6 million on gross revenue of $34.2 million. The Company incurred a loss from continuing operations of $718,000 and a net loss of $804,000 or $(0.08) per diluted share, when losses from discontinued operations are included. During the three months ended June 30, 2005, revenues from the Adult/Community Corrections programs comprised 62.1% of the Company’s consolidated revenue, and the Juvenile Division contributed 37.9% of the Company’s consolidated revenues.

Results of Operations

The following table sets forth certain operating data as a percentage of total revenues:

	PERCENTAGE OF TOTAL REVENUES
SIX MONTHS ENDED JUNE 30,	2005	2004
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	88.1%	86.5%
Startup expenses	3.4%	4.3%

Total Facility expenses	91.5%	90.8%

Contribution from operations	8.5%	9.2%
General and administrative	7.0%	7.5%

Operating income	1.5%	1.7%
Interest expense, net	4.4%	2.5%

Loss before income taxes	(2.9)%	(0.8)%
Income tax benefit	(1.2)%	(0.2)%

Loss from continuing operations before tax	(1.7)%	(0.6)%
Loss from discontinued operations, net of tax	(0.3)%	(2.6)%

Net loss	(2.0)%	(3.2)%

	PERCENTAGE OF TOTAL REVENUES
THREE MONTHS ENDED JUNE 30,	2005	2004
Revenues	100.0%	100.0%

Facility expenses:
Facility operating expenses	86.4%	85.3%
Startup expenses	6.1%	3.4%

Total Facility expenses	92.5%	88.7%

Contribution from operations	7.5%	11.3%
General and administrative	7.1%	8.2%

Operating income	0.4%	3.1%
Interest expense, net	3.9%	3.2%

Loss before income taxes	(3.5)%	(0.1)%
Income tax (benefit) provision	(1.4)%	0.3%

Loss from continuing operations before tax	(2.1)%	(0.4)%
Loss from discontinued operations, net of tax	(0.2)%	(4.0)%

Net loss	(2.3)%	(4.4)%

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenues increased by $1.0 million or 1.6% for the six months ended June 30, 2005 to $66.3 million compared to the same period in 2004 due primarily to:

•	an increase of $8.5 million from the opening of five new facilities since June 30, 2004; partially offset by

•	a decrease of $1.6 million from the changes in net population offset with net per diem increases at existing facilities; and

•	a decrease of $5.9 million from the termination of contracts at four facilities.

Operating expenses increased $2.0 million or 3.0% as a percentage of revenue for the six months ended June 30, 2005 to $58.4 million compared to the same period in 2004. As a percentage of revenues (88.1%), operating expenses for the six months ended June 30, 2005 increased 1.6% to that of the prior period. Increases in various operating expenses, such as workers compensation insurance, medical and dental service, business insurance, and depreciation, were offset by lower payroll costs at existing facilities. The Company incurred approximately $2.2 million in startup expenses primarily associated with the new South Texas Detention Complex facility that opened in June 2005 compared to $2.8 million in start-up costs for six months ended June 30, 2004 for opening six new facilities.

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

General and administrative expenses increased $361,000 or 8.3% for the six months ended June 30, 2005 compared to the same period in 2004. As a percentage of revenues, general and administrative expenses increased to 7.1% for the six months ended June 30, 2005 compared to 6.6% for the six months ended June 30, 2004. The increase was primarily related to consulting costs associated with our compliance with the Sarbanes-Oxley Act, travel and entertainment and costs associated with the planned merger.

Interest costs including capitalized interest, net of interest income, was $3.8 million for the six months ended June 30, 2005 compared to $2.4 million for the six months ended June 30, 2004, a net increase in interest costs of approximately $1.4 million. The increase is primarily attributed to $1.2 million of interest on the note payable related to the construction of the South Texas Detention Complex and additional interest related to the working capital line of credit. The Company’s interest expense relates to interest paid by the Company with respect to borrowings under its working capital line of credit, interest deemed payable under the Company’s capitalized lease obligations with respect to the Arizona State Prison – Phoenix West, Arizona State Prison – Florence West and interest payable with respect to the financings of the Northwest Regional Detention Center and the South Texas Detention Complex.

During the six months ended June 30, 2005, the Company capitalized $884,000 in interest related to qualified expenditures in connection with the construction of the South Texas Detention Complex and incurred an additional $273,000 in interest expense related to this project. During the six months ended June 30, 2004, the Company capitalized interest of $722,000 related to the Tacoma, Washington facility.

For the six months ended June 30, 2005, the Company recognized an income tax benefit of $869,000 compared to $1.2 million for the six months ended June 30, 2004. Of the 2005 benefit, $760,000 and $109,000 were allocated to continuing operations and discontinued operations, respectively. Of the 2004 benefit, $138,000 and $1.1 million were allocated to continuing operations and discontinued operations, respectively. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items, which caused the income tax from continuing operations to exceed the statutory rate. For the six months ended June 30, 2005, the estimated effective rate used for continuing operations was approximately 40.0% vs. 26.6% for 2004. The effective rate associated with discontinued operations is not affected by non-deductible items.

The Company recorded a loss from discontinued operations of $171,000, net of a $109,000 tax benefit, compared to loss from discontinued operations of $1.7 million, net of a $1.1 million tax benefit in 2004. The loss for the period ending June 30, 2005 relates primarily to the Genesis Treatment Agency program in Virginia discontinued in 2003. While the loss for 2004, relates to the Tarkio Academy in Missouri, the Hemphill County juvenile faclity in Canadian, Texas, the Keweenaw facility in Michigan, and the Genesis Treatment Agency program in Virginia which the Company discontinued in 2003 and 2004.

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenues increased by $990,000 or 3.0% for the three months ended June 30, 2005 to $34.2 million compared to the same period in 2004 due primarily to:

•	an increase of $3.3 million from the opening of four new facilities since June 30, 2004; partially offset by

•	a decrease of $0.9 million from the changes in net population offset with net per diem increases at existing facilities; and

•	a decrease of $1.4 million from the termination of contracts at four facilities.

Operating expenses increased $1.2 million or 3.7% as a percentage of revenue for the three months ended June 30, 2005 to $29.6 million compared to the same period in 2004. As a percentage of revenues (86.5%), operating expenses for the three months ended June 30, 2005 increased 1.2% to that of the prior period. Increases in various operating expenses, such as workers compensation insurance, medical and dental service, business insurance, and depreciation, were offset by lower payroll costs at existing facilities. The Company incurred approximately $2.1 million in startup expenses primarily associated with the new South Texas Detention Complex facility that opened during June 2005 compared to $1.1 million in start-up costs for three months ended June 30, 2004 for opening six new facilities.

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

General and administrative expenses increased $281,000 or 13.1% for the three months ended June 30, 2005 compared to the same period in 2004. As a percentage of revenues, general and administrative expenses increased to 7.1% for the three months ended June 30, 2005 compared to 6.5% for the three months ended June 30, 2004. The increase was primarily related to consulting costs associated with our compliance with the Sarbanes-Oxley Act, travel and entertainment and costs associated with the planned merger.

Interest costs including capitalized interest, net of interest income, was $1.9 million for the three months ended June 30, 2005 compared to $1.2 million for the three months ended June 30, 2004, a net increase in interest costs of approximately $700,000. The increase is primarily attributed to $600,000 of interest on the note payable related to the construction of the South Texas Detention Complex and additional interest related to the working capital line of credit. The Company’s interest expense relates to interest paid by the Company with respect to borrowings under its working capital line of credit, interest deemed payable under the Company’s capitalized lease obligations with respect to the Arizona State Prison – Phoenix West, Arizona State Prison – Florence West and interest payable with respect to the financings of the Northwest Regional Detention Center and the South Texas Detention Complex.

During the three months ended June 30, 2005, the Company capitalized $523,000 in interest related to qualified expenditures in connection with the construction of the South Texas Detention Complex and incurred an additional $77,000 in interest expense related to this project. During the three months ended June 30, 2004, the Company capitalized interest of $91,000 related to the Tacoma, Washington facility.

For the three months ended June 30, 2005, the Company recognized an income tax benefit of $531,000 compared to $760,000 for the three months ended June 30, 2004. Of the 2005 benefit, $477,000 and $54,000 were allocated to continuing operations and discontinued operations, respectively. Of the net 2004 benefit, a $90,000 provision was allocated to continuing operations and a benefit of $850,000 was allocated to discontinued operations. To calculate the tax provision (benefit) the Company uses an estimated effective tax rate. This rate is based on the federal and state statutory rates as adjusted by various non-deductible items, which caused the income tax from continuing operations to exceed the statutory rate.

The Company recorded a loss from discontinued operations of $86,000, net of a $54,000 tax benefit, compared to loss from discontinued operations of $1.3 million, net of a $850,000 tax benefit in 2004. The loss for the period ending June 30, 2005 relates primarily to the Genesis Treatment Agency program in Virginia discontinued in 2003. While the loss for 2004, relates to the Tarkio Academy in Missouri, the Hemphill County juvenile facility in Canadian, Texas, the Keweenaw facility in Michigan, and the Genesis Treatment Agency program in Virginia which the Company discontinued in 2003 and 2004.

Liquidity and Capital Resources

At June 30, 2005, the Company had $1.1 million in cash, $7.2 million in current restricted cash and working capital of $9.7 million compared to December 31, 2004 when the Company had $725,000 cash, $10.9 million in current restricted cash and working capital of $11.7 million. The current restricted cash consists primarily of the (a) current portion of the proceeds of the bonds issued by the South Texas Development Corporation for payments due related to the construction of the South Texas Detention Complex, which are currently held in escrow and to fund certain current reserve requirements under the indenture for the bonds, and (b) the current portion of the debt service and other reserve funds established under the loan agreement between WEDFA and CSC of Tacoma, LLC related to the financing of the Northwest Regional Detention Center.

If the planned merger previously discussed is not consummated, the Company expects to continue to have cash needs as it relates to financing start-up costs in connection with new contracts that would improve the profitability of the Company. There can be no assurance that the Company’s operations together with amounts available under the revolving line of credit, which expires in 2005, will continue to be sufficient to finance its existing level of operations, fund start-up costs and meet its debt service obligations.

In October 2002, the Company entered into a financing agreement with General Electric Capital Corporation (hereinafter referred to as the “Credit Agreement”), which has been amended various times since inception. The Credit Agreement imposes various financial covenants on the Company, which, among other things, obligate the Company to maintain a minimum net worth, minimum monthly cash flow levels, minimum EBITDA levels, and establishes certain borrowing base criteria. The Company is in compliance with or has received waivers of compliance with all covenants as of June 30, 2005. Additionally, the Credit Agreement prohibits the payment of any dividends. The Company’s borrowing base under the Credit Agreement is primarily a function of the balance of eligible accounts receivable held by the Company at any given time. The Credit Agreement is secured by all of the assets of the Company, except real property, and consists of a $19 million revolving line of credit, which accrues interest at the lesser of LIBOR plus 4.0%, or prime plus 2.0%. The Company also incurs a monthly fee based on 0.5% of its unused line of credit, with an annual fee of $75,000. The line of credit is used primarily to fund the working capital requirements of the Company.

As of June 30, 2005, there was $5.3 million outstanding balance under this revolving line of credit and the Company had approximately $2.8 million in borrowing availability thereunder, after taking into account outstanding letters of credit of $8.8 million, the principal amount of which are charged against the line of credit, and borrowing base limitations of $2.1 million.

The Credit Agreement matures on September 25, 2005. The Company has requested an extension of the current Credit Agreement pending the consummation of the merger at which time the loan will be paid. If the merger is not consummated, the Company expects to enter into a new long-term financing agreement under similar terms and conditions; however, there can be no assurances that the Company will be successful in obtaining the extension or the new agreement.

Net cash used by operating activities was $1.7 million for the six months ended June 30, 2005 compared to net cash used by operating activities of $1.3 million for the six months ended June 30, 2004. The change was attributable primarily to the change in the loss from operations adjusted for depreciation and amortization, and to the timing of receipts on accounts receivables and payments on accounts payables.

Net cash of $2.8 million was used in investing activities during the six months ended June 30, 2005 as compared to $230,000 provided by investing activities in the six months ended June 30, 2004. During the 2005 period, the Company’s uses included $17.9 million for the payment of construction costs of the South Texas Detention Complex and other new facilities offset with $16.6 million of long-term restricted cash. The remaining capital expenditures are associated with the capitalization of interest in the amount of $884,000 and $700,000 for the purchase of property and equipment at existing facilities. In the comparable period for 2004, approximately $1.7 million was used for the construction of the South Texas Detention Complex and $7.5 million was used for the construction of the Northwest Regional Detention Center and other purchases for property and equipment at existing facilities.

Net cash of $4.9 million was provided by financing activities for the six months ended June 30, 2005 as compared to $230,000 used in financing activities for the six months ended June 30, 2004. During the 2005 period, funds were borrowed under the line of credit to provide capital necessary to cover working capital, startup expenditures and capital expenditures requirements.

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

Asset Impairments

As of June 30, 2005, the Company had approximately $109.7 million in long-lived property and equipment and assets under capital leases. Additionally, the Company has assets held for sale of approximately $6.7 million. The Company evaluates the recoverability of the carrying values of its long-lived assets, other than intangibles, when events suggest that impairment may have occurred. In these circumstances, the Company utilizes estimates of undiscounted cash flows or other measures of fair value, to determine if impairment exists. If impairment exists, it is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. There were no impairments the six months ended June 30, 2005.

Start up Costs

The Company incurs costs as it relates to the start up of new facilities. These costs are principally comprised of expenses associated with the recruitment, hiring and training of staff, travel of personnel, certain legal costs and other costs incurred after a contract has been awarded. The Company expenses start up costs as they are incurred. Start up costs are usually incurred through the population ramp up period, but generally within the first three full months of operations. Also, to the extent that other operating expenses exceed revenue during the ramp up period, they are recognized as start up expenses. This is due to the need to incur a significant portion of the facility’s operating expenses while the facility is in the process of attaining full occupancy. The Company recorded start up costs of $2.2 million for six months ended June 30, 2005, and $2.8 million for the six months ended June 30, 2004.

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

Workers’ Compensation Insurance Reserves

The Company maintains insurance policies to indemnify the Company for excessive individual and aggregate workers’ compensation costs. However, these policies include large individual and aggregate deductibles for which the Company is liable. As a result of workers’ compensation risks inherent in our industry, we have incurred significant workers’ compensation costs. We continue to estimate our total liability on an undiscounted basis as the total probable ultimate outcome that will be incurred by the Company and paid to, or on behalf of, the claimant over their life expectancy. We base this estimate upon preliminary data and advice of our insurer/third party administrator (“TPA”) and upon our review of claimant file information maintained by our TPA. Since this data is preliminary and the ultimate outcome of a claim may not be realized for several years, it is the Company’s policy to evaluate and adjust the TPA’s reserves for additional estimated losses based on historical claim experience. As of June 30, 2005 the Company has not changed the workers’ compensation program and is not aware of any adverse developments. Workers’ compensation expense for the six months ended June 30, 2005 was approximately $2.1 million compared to $1.6 million for the six months ended June 30, 2004. The total claim liability as of June 30, 2005 was $3.4 million compared to $2.9 million as of June 30, 2004.

To further control the workers’ compensation program, the Company uses input from our insurance carriers, insurance brokers, and TPA to develop, monitor, and improve our insurance programs and assess our insurance coverage and costs, safety, incentive, and back to work type programs, and assist with our overall adequacy of the individual and aggregate claim reserves. During 2005, we also initiated discussions with independent actuarial firms to provide an evaluation of how they could further assist us in our ongoing assessment of the adequacy of our insurance coverage and review of our claim history for, among other things, trends, impacts of cost controlling measures, and the sufficiency of our insurance reserves. The results of the actuary’s review, among other things, could suggest that our reserves require further refinement, either an increase or a decrease of the reserve amounts, which would be reflected in 2005’s results of operations as a change in estimate. However, as of June 30, 2005, the company had not finalized an agreement with an actuarial firm to provide these services.

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

Loss Contracts

The Company evaluates the future profitability of its contracts when events suggest that the contract may not be profitable over its remaining term. The Company measures the estimated future losses at the present value of the estimated net cash flows over the remainder of the contract from the time of measurement, with consideration first given to asset impairments as discussed above. For the six months ended June 30, 2005 and 2004, the Company did not recognize any loss contract costs.

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

New Accounting Pronouncements

Effective January 1, 2006, the Company will be required to apply Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)), initially issued by the Financial Accounting Standards Board in December, 2004. Statement 123(R) requires that the compensation cost relating to share-based payment transactions, measured based on the fair value of the instruments issued, be recognized in financial statements. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement 123(R) replaces Statement 123, Accounting for Stock-Based Compensation, and supersedes Opinion 25, Accounting for Stock Issued to Employees. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share based payment transactions with employees; however, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company has provided this information in Note 7, below, with respect to the periods ended June 30, 2004 and 2005. Based on the limited number of options currently outstanding and unvested, the Company does not expect there to be a material effect on the results from operations for the year ending December 31, 2006 from the adoption of Statement 123(R). We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123(R).

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

		Expected Maturity Dates
		2005	2006	2007	2008	2009	after	Total	Value
Fixed rate debt (in thousands)
Loan payable;		$3	$300	$—	$—	$—	$—	$303	$303

Bond and note payable		$4,705	$4,905	$9,260	$9,650	$10,085	$68,285	$106,890	$106,688

Weighted average interest rate at June 30, 2005	6.15%

Variable rate debt		$5,256	$—	$—	$—	$—	$—	$5,256	$5,256

Weighted average interest rate at June 30, 2005	6.74%

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s business results in numerous claims against the Company for damages allegedly arising from the conduct of its employees and others. The Company believes that most of these claims and suits lack legal merit and/or that the Company has meritorious defenses to the claims, and vigorously defends against these types of actions. Based upon the Company’s past experience and an assessment of the risks of the Company’s business, the Company also has procured liability insurance to protect the Company against most of the types of claims that reasonably could be expected to be asserted against the Company, such as worker’s compensation, employment-related, negligence and other types of tort and civil rights claims and suits.

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

Notwithstanding the foregoing, the Company has determined that the following matters should be deemed material to the Company, because either: (a) the claims asserted against the Company in the following cases depart from those asserted against the Company in the normal course of the Company’s business; or (b) the claims asserted against the Company in these matters involve amounts that exceed 10% of the Company’s current assets on a consolidated basis as of December 31, 2004 and/or the Company does not maintain insurance coverage for the claims asserted in the case or does not maintain insurance coverage sufficient to cover the amounts sought from the Company in the case:

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

On August 9, 2005, the bankruptcy court having jurisdiction over Ms. Reyes’ bankruptcy proceedings issued an order lifting the stay of further proceedings in this case. Accordingly, the Company expects to file its initial brief in support of its appeal in the coming weeks. The Company believes, based upon the advice of its counsel, that there is a substantial likelihood that the Company will obtain on appeal significant relief from the judgment entered against it by the trial court.

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

The primary general and excess liability insurance policies of the Company in effect at the time of the trainee’s death provided $35 million of coverage to the Company, which, less amounts paid on other claims under the policies, should be available for these purposes. (As of the date hereof, a total of $415,000 has been paid by Northland Insurance Company (“Northland”), the Company’s primary general liability insurance carrier at the time of the death of the trainee, on other claims covered by the applicable policies.) However, in May 2003, Northland filed a declaratory judgment action in federal court against the Company seeking to disclaim any obligation to defend or indemnify the Company or its former employee with respect to this case. On July 28, 2004, the federal district court in which this action had been filed denied Northland’s motion for summary judgment in its action, and entered a memorandum order in the case which contained an affirmative finding by the court that the Company’s insurers were obligated to defend and indemnify the Company and its employees against the claims made in this case. Northland subsequently filed a motion with the Court seeking a reconsideration of its previous denial of Northland’s request for summary judgment, which was denied by the Court. In light of these rulings, the Company filed a petition with the Court seeking a final judgment from the Court that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment. This petition is currently pending with the Court. The Company believes, based upon the advice of its counsel, that the Court will enter a final judgment in this case against the insurance carriers in the form requested by the Company.

Based upon the fact that the federal court has made an affirmative finding that the Company’s insurance carriers are obligated to indemnify the Company with respect to this case, and has denied Northland’s request for reconsideration of its decision, and based upon the advice of the Company’s counsel that (a) the federal court should enter a final judgment that will hold that Northland and the Company’s excess liability insurance carrier are obligated to indemnify the Company against the judgment entered against it in the underlying suit and to pay on behalf of the Company all pre-judgment and post-judgment interest that has or will accrue on the amounts awarded in the judgment; (b) the entire amount of liability insurance provided by Northland and the Company’s excess liability insurance carrier will be available to the Company in order to satisfy the ultimate amount of the judgment in this case (if any) or to settle the case with the plaintiffs and (c) it is not probable that a settlement or final judgment amount, if any, in this case will exceed $25 million, the Company at this time believes that it is not probable that the Company will incur any material loss in this case. Accordingly, no loss has been recognized in connection with this litigation. The Company will continue to assess this matter with its legal counsel in accordance with SFAS No. 5, Accounting for Contingencies, and, if and when deemed appropriate, will reflect the potential impact of the case on its financial statements.

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

At present, there is only one lawsuit or other claim pending against the Company that relates to an “occurrence” that occurred during the policy period covered by these policies, which is described below:

•	Layman, Ryan v. Jennifer Burkley, Youth Services International, Inc., The State of Nevada, Department of Human Resources, Division of Child and Family Services, Roes I – X, Does I – X, Case No. CV-S-03-0086-KJD-LRL, in the United States District Court for the District of Nevada.

The Plaintiff in this case is a former resident of the Summit View Youth Correctional Facility (which was formerly operated by the Company) who initially brought civil rights, intentional infliction of emotional distress, assault and battery and negligence claims against the Company arising out of allegations that, between November, 2000 and January, 2001, the Plaintiff was “subjected to repeated sexual assaults” by co-defendant Jennifer Burkley, a former employee of the Company. Plaintiff alleges that the alleged encounters with co-defendant Burkley caused him severe mental and psychological problems, and seeks compensatory damages in the amount of $2,000,000 and unspecified punitive damages. The Company has not disputed that co-Defendant Burkley engaged in sexual activities with the Plaintiff while he was incarcerated at the Summit View Correctional Facility, but has denied the Plaintiff was “sexually assaulted” and that the Company has any liability for these activities. The Company also has asserted that none of the alleged sexual encounters with co-defendant Burkley were the proximate cause of his mental and pyschological problems. The State of Nevada was dismissed from this case on governmental immunity grounds. The Company is not providing a defense to co-defendant Burkley and Burkley has not sought coverage or a defense from the Company or its insurance carrier.

In January 2005, the Court in this case granted the Company’s motions for summary judgment on the Plaintiff’s civil rights and intentional infliction of emotional distress claims and to disqualify the expert testimony proffered by the Plaintiff in support of his allegations that alleges that the alleged encounters with co-defendant Burkley caused him severe mental and psychological problems. These rulings left only the Plaintiff’s assault and battery claims remaining in this case. The Company intends to defend these claims on the grounds that the Plaintiff consented to the encounters with Burkley, and that, in any event, Burkley was acting outside of the scope of her employment in engaging in the encounters with the Plaintiff.

In light of the facts that (a) the Plaintiff’s assault and battery claims are the only claims remaining in this case, (b) the District Court’s order prohibits the Plaintiff from presenting any expert testimony to support his claims that his current mental and psychological problems resulted from his encounters with Burkley and (c) Plaintiff did not suffer any physical injuries as a result of the alleged encounters, the Company does not believe that it is probable that the Company will incur any material loss in connection with this case, and therefore, no loss has been recognized in connection with this litigation.

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

This case is currently in the latter stages of discovery. During the course of discovery, the trial court dismissed and/or granted summary judgment to the Company on a number of claims initially asserted by the plaintiffs in the case. Accordingly, at the present time, the Company’s defense counsel is preparing the remaining claims for trial. The Company also has filed an interlocutory appeal from the District Court asserting that the District Court erred in ruling that the nine (9) remaining plaintiffs properly opt-out of the Brown class action, discussed below. This appeal is currently pending before the Third Circuit Court of Appeals. (As discussed below, the District Court approved a settlement in the Brown class action on August 10, 2005.)

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

Material Developments:

On August 10, 2005, the United States District Court for the District of New Jersey formally approved the terms of a settlement negotiated by the Company’s liability insurance carrier and the plaintiffs’ counsel in the following matter:

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

The Brown Samson suit was filed in March 1996 in the Supreme Court of the State of New York, County of Bronx by several former detainees in the INS Detention Center that the Company formerly operated for the INS in Elizabeth, New Jersey, on behalf of themselves and others similarly situated, in which the plaintiffs in the suit claimed $500,000,000 in compensatory and punitive damages on a variety of legal theories. This suit was removed to the United States District Court, Southern District of New York, in April 1996, and subsequently transferred to the United States District Court for the District of New Jersey. The plaintiffs in this case obtained certification from the Court to try their case as a class action on behalf of themselves and all other persons who were detained in the Elizabeth INS Detention Center while the Company operated it. On August 10, 2005, the District Court preliminarily approved the terms of a settlement in this case that was negotiated by the Company’s liability insurance carrier and the plaintiffs’ case in order to resolve this case. The Company has no obligation to contribute to this settlement. Accordingly, this matter has been substantially resolved.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders of Correctional Services Corporation was held on July 15, 2005. At the meeting two (2) proposals were considered and voted upon with the following results:

(1)	To elect seven (7) directors to serve until the next annual meeting of stockholders. The proposal passed.

Results:	Votes Cast in Favor of	Votes Withheld
Chet Borgida	9,138,387	195,604
Stuart M. Gerson	8,863,871	470,120
Bobbie L. Huskey	9,135,387	198,604
John H. Shuey	9,143,587	190,404
James F. Slattery	8,863,814	470,177
Aaron Speisman	8,866,771	467,220
Melvin T. Stith	9,139,387	194,604

(2)	To ratify the reappointment of Grant Thornton, LLP as Independent Auditors of the Company for the year ending December 31, 2005. The proposal passed.

Results:	Votes Cast in Favor of	Votes Cast Against	Abstain
	9,300,699	13,998	19,294

Items 2, 3, and 5 have been omitted from disclosure, as these items are not applicable.

Item 6. Exhibits

(a) Exhibits

10.61.1	Office Lease Agreement, dated June 7, 2005, between CSC and Osprey, S.A., LTD., a Florida limited partnership.

10.74.8	Amendment No. 5 to Loan and Security Agreement, dated March 30, 2005, between CSC and General Electric Capital Corporation.

10.74.9	Separation and Severance Agreement, dated June 6, 2005, between CSC and Youth Services International and Jesse E. Williams, Jr.

31.1	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	The Company filed a Form 8-K on May 12, 2005 to announce its earnings and results of operations for the three months ended March 31, 2005.

(2)	The Company filed a Form 8-K on July 14, 2005 to announce that on July 14, 2005 the Company entered into an Agreement and Plan of Merger by and among The GEO Group, Inc. (“GEO”), GEO Acquisition, Inc. (“Merger Sub”) and the Company (the “Merger Agreement”) providing for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of GEO (the “Merger”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:	/s/ Bernard A. Wagner
Bernard A. Wagner,
Senior Vice President and Chief Financial Officer

Dated:	August 15, 2005