Form 10-K/A
period 2004-12-31
CORRECTIONAL SERVICES CORP
filed 2005-11-04
CIK 914670

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______.

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

TABLE OF CONTENTS

Page

PART IV

Item 15. Exhibits and Financial Statement Schedules	1

SIGNATURES	2

INDEX TO EXHIBITS

EXPLANATORY NOTE

This Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005, as amended by Amendment No. 1 on Form 10-K/A filed on May 2, 2005, is being filed solely for the purposes of filing certain exhibits that were inadvertently omitted from such prior filings. We have made no further changes to the previously filed Form 10-K and Form 10-K/A. Other than as set forth below, the items of the Form 10-K and Form 10-K/A, as previously filed, continue to speak as of the date of the original filings thereof, and we are not updating the disclosure of such items.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits is filed as part of this amendment to the Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL SERVICES CORPORATION
Registrant

By:	/s/ James F. Slattery
James F. Slattery, President

Dated: November 3, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James F. Slattery James F. Slattery	President and Chief Executive Officer (Principal Executive Officer), Director	November 3, 2005

/s/ Bernard A. Wagner Bernard A. Wagner	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 3, 2005

/s/ Aaron Speisman Aaron Speisman	Executive Vice President and Director	November 3, 2005

/s/ Stuart Gerson Stuart Gerson	Chairman of the Board	November 3, 2005

/s/ Chet Borgida Chet Borgida	Director	November 3, 2005

/s/ John H. Shuey John H. Shuey	Director	November 3, 2005

/s/ Bobbie L. Huskey Bobbie L. Huskey	Director	November 3, 2005

/s/ Melvin T. Stith Melvin T. Stith	Director	November 3, 2005

CORRECTIONAL SERVICES CORPORATION

INDEX TO EXHIBITS

Item 15(a)(3)

Exhibit Number	Description

10.76	Employment Agreement, dated April 1, 2004, by and between the Company and Woodrow Harper

10.77	Employment Agreement, dated April 24, 2004, by and between the Company and Robert Matthews

10.78	Employment Agreement, dated March 5, 2003, by and between the Company and Jesse Williams

10.79

Amendment No. 3 to the Loan and Security Agreement, originally dated as of October 30, 2002, by and among the Company, CSC Management De Puerto Rico Inc., Youth Services International Holdings, Inc., Youth Services International Real Property Partnership, LLP, Youth Services International, Inc., Youth Services International of Northern Iowa, Inc., Youth Services International of South Dakota, Inc., Youth Services International of Missouri, Inc., Youth Services International of Texas, Inc., Youth Services International of Illinois, Inc., Youth Services International of Michigan, Inc. and General Electric Capital Corporation, dated as of November 2004

10.80

Amendment No. 4 to the Loan and Security Agreement, originally dated as of October 30, 2002, by and among the Company, CSC Management De Puerto Rico Inc., Youth Services International Holdings, Inc., Youth Services International Real Property Partnership, LLP, Youth Services International, Inc., Youth Services International of Northern Iowa, Inc., Youth Services International of South Dakota, Inc., Youth Services International of Missouri, Inc., Youth Services International of Texas, Inc., Youth Services International of Illinois, Inc., Youth Services International of Michigan, Inc. and General Electric Capital Corporation, dated as of December 31, 2004

10.81	Amendment No. 1 to Lease Agreement, originally dated as of January 1, 1994, by and between Myrtle Avenue Family Center, Inc. and the Company, dated December 31, 2003

10.82	First Amendment to Lease, originally dated as of October 1, 1996, by and between Creston Central LLC (successor to Creston Realty Associates L.P.), dated as of October 1, 2001

10.83

Indenture of Trust, dated as of June 1, 2003, between Washington Economic Development Finance Authority and U.S. Bank National Associate, as Trustee, relating to CSC of Tacoma LLC Detention Facility Project

10.84	Loan Agreement, dated as of June 1, 2003, between Washington Economic Development Finance Authority and CSC Of Tacoma LLC, relating to CSC of Tacoma LLC Project

10.85	Lease Agreement, entered into as of February 28, 2003, by and between Claude J. Yow and Frances M. Yow and the Company d/b/a Youth Services International

10.86	Lease Agreement, dated as of November 26, 1997, between Frio County and the Company

10.87	First Amendment to Lease Agreement, originally dated as of November 26, 1997, between Frio County and the Company, effective January 1, 2001

10.88	Second Amendment to Lease Agreement, originally dated as of November 26, 1997, between Frio County and the Company, effective February 22, 2001

10.89	Management Agreement, dated as of July 31, 2002, between Phoenix West Prison L.L.C. and the Company

10.90	Management Agreement, dated as of December 1, 2002, between Florence West Prison L.L.C. and the Company

10.91	Commercial-Industrial Lease Agreement, dated as of May 16, 1994, between Region Enterprises, Inc. and Esmor Fort Worth, Inc.

10.92	Lease Extension Agreement, dated December 14, 1999, between Region Enterprises, Inc. and Esmor Fort Worth, Inc.

10.93	Lease Extension Agreement, dated December 15, 1999, between Region Enterprises, Inc. and Esmor Fort Worth, Inc.

10.94	Use Agreement, dated as of June 30, 2003, between CSC of Tacoma LLC and the Company